Form 10-Q
period 1995-06-30
FARMSTEAD TELEPHONE GROUP INC
filed 1995-08-11
CIK 804331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                     THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended June 30, 1995

                      Commission file number:  0-15938

                       FARMSTEAD TELEPHONE GROUP, INC.

         (Name of small business issuer as specified in its charter)

              Delaware                                06-1205743
   (State or other jurisdiction of                  (IRS Employer
   incorporation or organization)                Identification No.)

 81 Church Street, East Hartford, CT                  06108-3728
(Address of principal executive offices)              (Zip Code)

                 Issuer's telephone number:  (203) 282-0010

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]  No [  ]

On July 28, 1995 there were 21,382,907 shares of $0.001 par value Common Stock outstanding.


Transitional Small Business Disclosure Format:    Yes  [  ]   No [X]



                      TABLE OF CONTENTS TO FORM 10-QSB

                        PART I. FINANCIAL INFORMATION


                                                                                 Page

Item 1.  Financial Statements (Unaudited):
         Balance Sheets - June 30, 1995 and December 31, 1994                    3
         Statements of Operations - Three Months Ended June 30, 1995 and 1994    4
         Statements of Operations - Six Months Ended June 30, 1995 and 1994      5
         Statements of Cash Flows - Six Months Ended June 30, 1995 and 1994      6
         Notes to Financial Statements                                           7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                     9

                         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                      12
Item 2.  Changes in Securities                                                  12
Item 3.  Defaults Upon Senior Securities                                        12
Item 4.  Submission of Matters to a Vote of Security Holders                    12
Item 5.  Other Information                                                      12
Item 6.  Exhibits and Reports on Form 8-K                                       12
Signatures                                                                      13


                                   PART I

                       FARMSTEAD TELEPHONE GROUP, INC.

                               BALANCE SHEETS

                                                                    June 30,   December 31,
(In thousands, except number of shares)                             1995       1994
- --------------------------------------------------------------------------------------------
                                                                    (Unaudited)

                                   ASSETS

Current assets:
  Cash and cash equivalents                                         $   410    $   904
  Short-term investments                                                 75         75
  Accounts receivable, less allowance for doubtful accounts           2,495      2,242
  Inventories                                                         2,431      1,696
  Other current assets                                                  401        136
                                                                    -------    -------
      Total current assets                                            5,812      5,053
Property and equipment, net of accumulated depreciation
 and amortization                                                       297        266
Investment in ATC (Note 4)                                              399          -
Intangible assets, net of accumulated amortization                       37         52
Other assets                                                             74         53
                                                                    -------    -------
      Total assets                                                  $ 6,619    $ 5,424
                                                                    =======    =======

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank borrowings and current portion of long-term
   debt (Note 2)                                                    $ 1,124    $   597
  Accounts payable                                                    1,412      1,406
  Accrued expenses                                                      294        269
  Other current liabilities                                             244          8
                                                                    -------    -------
      Total current liabilities                                       3,074      2,280
Long-term debt (Note 2)                                                   -          9
Other non-current liabilities                                             -          1
                                                                    -------    -------
      Total liabilities                                               3,074      2,290
Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares authorized;
   no shares issued and outstanding                                       -          -
   Common stock, $0.001 par value; 30,000,000 shares authorized;
    21,382,907 shares issued and outstanding                             21         20
  Additional paid-in capital                                          8,506      8,045
  Stock subscriptions receivable (Note 3)                                 -        (38)
  Accumulated deficit                                                (4,982)    (4,893)
                                                                    -------    -------
      Total stockholders' equity                                      3,545      3,134
                                                                    -------    -------
      Total liabilities and stockholders' equity                    $ 6,619    $ 5,424
                                                                    =======    =======


               See accompanying notes to financial statements


                       FARMSTEAD TELEPHONE GROUP, INC.

                          STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                  Three Months Ended June 30, 1995 and 1994


(In thousands, except per share amounts)                1995        1994
- ----------------------------------------------------------------------------

Sales and service revenues                              $  3,545    $ 2,843
                                                        --------    -------
Costs and expenses:
  Cost of goods and services sold                          2,421      1,977
  Selling, general and administrative expenses             1,188        789
  Research and development expenses                            7         50
  Interest expense                                            23         12
  Other income                                                (3)       (14)
                                                        --------    -------
      Total costs and expenses                             3,636      2,814
                                                        --------    -------
Income (loss) before income taxes                            (91)        29
Provision for income taxes                                     4          3
                                                        --------    -------
Net income (loss)                                       $    (95)   $    26
                                                        ========    =======

Net income (loss) per share                             $      *    $     *
                                                        ========    =======
Weighted average common and common equivalent shares
 outstanding (000's)                                      21,222     20,812
                                                        ========    =======

____________________
<F1> *  Less than one-half cent.

               See accompanying notes to financial statements


                       FARMSTEAD TELEPHONE GROUP, INC.

                          STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                   Six Months Ended June 30, 1995 and 1994


(In thousands, except per share amounts)               1995       1994
- ----------------------------------------------------------------------------

Sales and service revenues                             $ 7,258    $  5,278
                                                       -------    --------
Costs and expenses:
  Cost of goods and services sold                        4,964       3,668
  Selling, general and administrative expenses           2,330       1,435
  Research and development expenses                         13          88
  Interest expense                                          37          23
  Other income                                              (7)        (22)
                                                       -------    --------
      Total costs and expenses                           7,337       5,192
                                                       -------    --------
Income (loss) before income taxes                          (79)         86
Provision for income taxes                                  10           6
                                                       -------    --------
Net income (loss)                                      $   (89)   $     80
                                                       =======    ========

Net income (loss) per share                            $     *    $      *
                                                       =======    ========
Weighted average common and common equivalent shares
outstanding (000's)                                     21,097      21,277
                                                       =======    ========

___________________
<F1> *  Less than one-half cent.

               See accompanying notes to financial statements


                       FARMSTEAD TELEPHONE GROUP, INC.
                          STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                   Six Months Ended June 30, 1995 and 1994

(In thousands)                                                          1995        1994
- --------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income (loss)                                                     $   (89)    $    80
  Adjustments to reconcile net income to net cash flows
   used in operating activities:
    Depreciation and amortization                                            67          42
    Changes in operating assets and liabilities, net of effects of assets purchased from CCI (in 1994):
      Increase in accounts receivable                                      (253)     (1,044)
      (Increase) decrease in inventories                                   (734)        387
      (Increase) decrease in other assets                                   (79)         79
      Increase (decrease) in accounts payable, accrued expenses
       and other liabilities                                                 26         (92)
                                                                        -------     -------
      Net cash used in operating activities                              (1,062)       (548)
                                                                        -------     -------
Cash flows from investing activities:
  Purchases of property and equipment                                       (83)        (11)
  Increase in short-term investments                                          -         (75)
  Payment on obligation to CCI for assets purchased                           -        (150)
  Investment in ATC (Note 4)                                               (159)          -
                                                                        -------     -------
      Net cash used in investing activities                                (242)       (236)
                                                                        -------     -------
Cash flows from financing activities:
  Proceeds from short-term and long-term borrowings                       1,105           -
  Repayments of short-term and long-term borrowings and
   capital lease obligation                                                (587)       (200)
  Proceeds from exercise of stock options and warrants, net                 288          62
  Proceeds from sales of common stock, net                                    4         360
                                                                        -------     -------
      Net cash provided by financing activities                             810         222
                                                                        -------     -------
Net decrease in cash and cash equivalents                                  (494)       (562)
Cash and cash equivalents at beginning of period                            904       1,473
                                                                        -------     -------
Cash and cash equivalents at end of period                              $   410     $   911
                                                                        =======     =======

Supplemental schedule of non-cash financing and investing activities:
  Proceeds receivable from exercise of warrants                         $   133     $     -
  Capital contribution obligation to ATC                                    240           -
  Issuance of common stock in exchange for software license                  75           -
  Sales of common stock for notes or other receivables                        -          75
  Allocation of asset purchase obligation to assets acquired:
    Inventories                                                               -         350
    Fixed assets                                                              -          25
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                                 41          22
    Income taxes                                                              5           8


               See accompanying notes to financial statements


                       FARMSTEAD TELEPHONE GROUP, INC.

                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

      The interim financial statements presented herein are unaudited, however in the opinion of management reflect all adjustments, consisting of adjustments that are of a normal recurring nature, which are necessary for a fair statement of results for the interim periods. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.

      Investment in an unconsolidated 50% owned affiliate is accounted for by the equity method. Under the equity method, the original investment is recorded at cost and subsequently adjusted by the Company's share of undistributed earnings or losses of the affiliate. All material intercompany transactions and accounts have been eliminated.

NOTE 2. BANK BORROWINGS AND LONG-TERM DEBT

      On June 5, 1995, the Company entered into a one year renewable Commercial Loan and Security Agreement (the "Agreement") with Affiliated Business Credit Corporation ("ABCC") which provides for a $1,500,000 revolving line of credit. Under the terms of the Agreement, borrowings bear interest at the prime rate plus 1.5% on the greater of (i) the actual monthly loan balance or (ii) a minimum assumed monthly loan balance of $600,000. The Company may borrow against the aggregate of (i) 75% of eligible accounts receivable (domestic receivables less than 90 days old) and (ii) 25% of eligible inventory (up to a maximum inventory advance of $300,000), up to the maximum amount of the facility. Borrowings under the Agreement are repayable upon demand, and are secured by all of the Company's assets. The Agreement replaced the $750,000 Revolving Credit and Security Agreement with Fleet Bank, N.A. As of June 30, 1995, outstanding borrowings were $1,104,571.

NOTE 3. STOCKHOLDERS' EQUITY

      On April 18, 1994, the Company entered into agreements with Universal Solutions, Inc. ("USI") and Pyramid Holdings, Inc. ("PHI"), both of which are unaffiliated with the Company, pursuant to which each company subscribed for the purchase of 500,000 shares of the Company's common stock at a subscription price of $0.65 per share. By further agreement dated as of May 20, 1994, the subscription agreements were amended to fix the price per share at 57.8 percent of the average of the high and low bid price of the Company's common stock as of the date the registration of the purchased stock is declared effective by the Securities and Exchange Commission, subject to a minimum price of $0.45 and a maximum price of $0.75 per share. As of December 31, 1994, the Company had received an aggregate of $375,000, and was holding the restricted shares in escrow, pending a determination of the final subscription price and full payment thereof. On February 3, 1995, the registration of these shares was declared effective, and a $0.45 per share subscription price was determined, leaving a balance due of $75,000. Subsequently, USI and PHI requested a reduction of their outstanding balances in consideration of the length of the registration process, and the further deterioration of the Company's stock price. While the Company believed that no reduction was contractually required, in March 1995 the Company made a business decision to reduce the balance owed for the shares to $37,500, which was subsequently paid. Included in stockholders' equity at December 31, 1994, is a subscriptions receivable balance of $37,500, representing the adjusted remaining subscription price receivable.

      On June 20, 1995, the Company entered into an amendment to a prior non-binding Letter of Intent ("LOI") with a prospective underwriter for a $6 million public offering of Units, each Unit consisting of shares of common stock and warrants. There can be no assurance, however, that the offering will be made or successfully completed. Under the terms of the LOI, the Company is responsible for the payment of all expenses in connection with the proposed offering and, in the event that an underwriting agreement is not entered into, the Company is obligated to pay all incurred expenses up to a maximum of $125,000.

      In May 1995, the Company exercised an option under an existing OEM distributor agreement, and obtained a software use license for the payment of $25,000 and the issuance of 144,231 shares of restricted stock valued at $75,000. The aggregate cost is being charged to operations on a pro rata basis over the sixteen month term of the agreement.

      On June 20, 1995, the Company's Board of Directors (i) extended the expiration date of its publicly-traded warrants from 3:30 P.M. Eastern Standard Time on June 30, 1995 to 3:30 P.M. Eastern Standard Time on December 31, 1995, (ii) amended the exercise price of these warrants such that from July 1, 1995 through December 31, 1995 the exercise price will increase to $2.00 per share and (iii) amended the warrant redemption feature such that during this extended period the warrants will be redeemable by the Company at a price of $0.05 per warrant if the closing sales price of the Company's Common Stock (the "Market Price") is $3.00 or higher for ten consecutive business days (prior to July 1, 1995 the Market Price triggering the redemption feature was $1.125). All other terms and conditions of the public warrants remain unchanged. The Company will file a post-effective amendment to its Registration Statement which will permit the exercise of the Warrants when the amendment is declared effective. As a result of these amendments, 838,729 warrants were exercised by June 30, 1995, leaving 1,835,727 public warrants outstanding at the close of business on June 30, 1995 which will be subject to these revisions. Included in other current assets at June 30, 1995 is a $132,600 receivable from warrant holders, which was collected by the Company within the 10 day grace period granted by the Company.

NOTE 4. INVESTMENT IN ATC

      On December 31, 1994, the Company entered into an agreement to purchase D.W. International, Ltd.'s ("DWI") 50% ownership interest in Beijing Antai Communication Equipment Co., Ltd. ("ATC"), for a purchase price of $100. The purchase transaction was completed effective May 30, 1995 upon receipt of approvals from appropriate Chinese government agencies. ATC, located in Beijing, Peoples Republic of China ("PRC"), was formed in October 1992 as a Joint Venture Enterprise , and is also owned 50% by Beijing Aquatic Product Inc., a registered company in the PRC. DWI is a Delaware Corporation owned 50% by Mr. Da Wei Wu, who is continuing his duties as General Manager of ATC. ATC, previously a distributor for the Company in the PRC, will manufacture, install and service the Company's central office , PBX and signaling interface products which have been developed for use in the PRC. ATC also distributes and installs local telecommunications transmission systems and home and business alarm systems, however their historical operations have been insignificant.

      Under Chinese laws governing equity joint ventures, the Company is obligated to make a capital contribution to ATC of approximately $390,000 to complete the $500,000 original capital contribution requirement of the foreign party. As of June 30, 1995, the Company had contributed $150,000, and expects to contribute the remaining $240,000 within the next several months. This amount has been recorded in other current liabilities at June 30, 1995. The acquisition costs exceeded the underlying equity in the net assets of ATC by approximately $112,000, which will be amortized on a pro rata basis over the remaining 17 year term of the joint venture.

NOTE 5. BUSINESS DEVELOPMENTS

      On July 27, 1995 the Company entered into a Joint Venture Agreement ("JV Agreement") with Asia-Pacific Services, Inc. of Atlanta, Georgia ("APSI") and Beijing Taikang Telecommunications, Inc., owned and operated by the Planning and Research Institute of the Ministry of Posts and Telecommunications, Peoples Republic of China ("Taikang"). The purpose of the joint venture ("JV") will be the assembly and marketing in the Chinese market and certain international markets of voice processing equipment and software, including all of the Company's current voice processing products. Pursuant to the JV Agreement, which is contingent upon Chinese government approvals, the Company will have a 65% ownership interest, Taikang will own 30% and APSI 5%. The amount of registered capital required by the JV, which will be contributed to the JV in a combination of cash, equipment and technology in proportion to each party's respective ownership interest, will be determined only after the preparation of a feasibility study over the next several months. The JV Agreement replaces the previously announced Letter of Intent dated March 8, 1995 by and among the Company, CSDC and APSI.

      On July 27, 1995 the Company also entered into an agreement ("Interim Agreement") with these same parties for the provision of product marketing and other business organization activities in advance of the startup of the JV. Under the Interim Agreement the Company is responsible for providing equipment, marketing, sales, technical and administrative training, and the working capital required prior to the funding and commencement of the JV. Taikang is responsible for the provision of the necessary personnel, technical assistance, and the preparation of the feasibility study. APSI will be responsible for the overall management of the project. APSI is currently a sales representative of the Company, under a one year agreement which expires October 1995. The Company estimates that its working capital commitment will approximate $200,000 and, through June 30, 1995, has advanced $135,000. Any net profit derived from product sales during the term of the Interim Agreement will be shared in the same proportion as the JV, and will serve as a part of each party's capital contribution to the JV. To date, there have been no product sales under the Interim Agreement. The Interim Agreement replaces the CSDC Agreement previously entered into on March 8, 1995.


Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

      Sales and service revenues for the three months ended June 30, 1995 were $3,545,000, representing an increase of $702,000 or 25% from the comparable 1994 period. Telephone equipment sales revenues increased by $688,000 or 35% over 1994 sales revenues, as both end user and wholesale sales increased, attributable to wider acceptance of the Company's products, a larger and better trained sales force, and expanded telemarketing sales efforts. Voice processing product sales revenues increased by $68,000 or 10% over 1994 attributable to increased sales to AT&T, increased domestic dealer and international sales, and a larger and better trained sales and technical support group. Service revenues decreased by $54,000 or 26% from 1994, due to revenues generated in 1994 from a consulting project in the country of Romania which did not reoccur in the current period.

      Sales and service revenues for the six months ended June 30, 1995 were $7,258,000, representing an increase of $1,980,000 or 38% from the comparable 1994 period. Telephone equipment sales revenues increased by $1,610,000 or 44% over 1994 sales revenues, as both end user and wholesale sales increased, attributable to wider acceptance of the Company's products, a larger and better trained sales force, and expanded telemarketing sales efforts. Voice processing product sales revenues increased by $402,000 or 33% over 1994 attributable to the operation of the Cobotyx Division for a full six months in 1995 as compared to five months in the 1994 period, increased sales to AT&T, increased domestic dealer and international sales and a larger and better trained sales and technical support group. Service revenues decreased by $32,000 or 8% from 1994, due to revenues generated in 1994 from a consulting project in the country of Romania which did not reoccur in the current period.

      Gross profit for the three months ended June 30, 1995 increased by $258,000 to $1,124,000 (31.7% of revenues) from $866,000 (30.5% of revenues)
for the three months ended June 30, 1994. The increase in gross profit dollars was attributable to the increase in sales and service revenues, while the increased gross profit margin was attributable to the favorable economies of allocating overhead costs over a larger sales base.

      Gross profit for the six months ended June 30, 1995 increased by $684,000 to $2,294,000 (31.6% of revenues) from $1,610,000 (30.5% of revenues)
for the six months ended June 30, 1994. The increase in gross profit dollars was attributable to the increase in sales and service revenues, while the increased gross profit margin was attributable to the favorable economies of allocating overhead costs over a larger sales base.

      Selling, general and administrative expenses for the three months ended June 30, 1995 increased by $399,000 to $1,188,000 (33.5% of revenues) from
$789,000 (27.8% of revenues) for the three months ended June 30, 1994. Approximately one half of the increase was attributable to increases in salaries and personnel, principally in sales and technical support capacities in connection with the Company's voice processing product lines, and from higher sales commissions as a result of higher sales levels. The Company also incurred increased product marketing expenditures in connection with its voice processing products, and incurred higher depreciation, bad debt and office expenses, all related to the Company's increased sales and operating levels. Approximately $38,000 of the increase was also attributable to increased international business development costs, including funds expended pursuant to the Company's obligation under the CSDC Agreement (which was replaced by the Interim Agreement), international travel costs, and fees paid to outside consultants on a monthly retainer basis for international project management services.

      Selling, general and administrative expenses for the six months ended June 30, 1995 increased by $895,000 to $2,330,000 (32.1% of revenues) from
$1,435,000 (27.2% of revenues) for the six months ended June 30, 1994. Approximately one half of the increase was attributable to increases in salaries and personnel, principally in sales and technical support capacities in connection with the Company's voice processing product lines, and from higher sales commissions as a result of higher sales levels. The Company also incurred increased product marketing expenditures in connection with its voice processing products, and incurred higher depreciation , bad debt and office expenses, all related to the Company's increased sales and operating levels. Approximately $175,000 of the increase was also attributable to increased international business development costs, including funds expended pursuant to the Company's obligation under the CSDC Agreement (which was replaced by the Interim Agreement), international travel costs, and fees paid to outside consultants on a monthly retainer basis for international project management services.

      Research and development expenses ("R&D") for the three and six months ended June 30, 1995 were $7,000, and $13,000, respectively, compared to $50,000 and $88,000, respectively, for the comparable 1994 periods. During 1994 the Company's Cobotyx Division was engaged in R&D in connection with the development of the KASSIE and VTS- 2000 products for both domestic and international applications. The Company currently plans to increase R&D by the end of 1995 to a level more comparable to 1994.

      Interest expense for the three and six months ended June 30, 1995 was $23,000 and $37,000, respectively, compared to $12,000 and $23,000, respectively, for the comparable 1994 periods due to higher average debt levels and weighted average interest rates on the Company's outstanding debt.

      As a result of the foregoing, the Company recorded net losses of $95,000 and $89,000 for the respective three and six months ended June 30, 1995, as compared to net income of $26,000 and $80,000 for the respective three and six months ended June 30, 1994. The Company's international business development activities have resulted in net expenses charged to operations of approximately $120,000 and $356,000 respectively, during the three and six months ended June 30, 1995. Management believes, however, that its international business development activities will result in the generation of significant revenues and prove to be in the best long term interests of the Company and its stockholders.

Liquidity and Capital Resources

      Net working capital at June 30, 1995 was $2,738,000, as compared to $2,773,000 of net working capital at December 31, 1994. The working capital ratio at June 30, 1995 was 1.9 to 1 as compared to 2.2 to 1 at December 31, 1994.

      Operating activities used $1,062,000 of cash during the six months ended June 30, 1995, principally from a 43% or $734,000 increase in inventories due to a planned increase in the stocking level of certain high demand telephone parts, increased stocking of the new VTS 2000 product line, and to support the Company's increased revenues. Accounts receivable also increased by 11% or $253,000.

      Investing activities used $242,000 of cash during the six months ended June 30, 1995, of which amount $159,000 was expended by the Company, in cash and other direct costs, in its acquisition of a 50% interest in ATC as more fully described in Note 4 of the Notes to Financial Statements contained herein. The Company also purchased $83,000 of equipment, consisting principally of equipment used for its in-house service bureau.

      Financing activities provided $810,000 of cash during the six months ended June 30, 1995 attributable to (i) higher borrowings under the Company's larger credit facility with ABCC (see Note 2 of the Notes to Financial Statements) and (ii) proceeds received from the completion of the prior year's private sale of common stock and from the exercise of warrants. As of June 30, 1995 the Company also had a $132,600 receivable from warrant holders, which was collected by the Company within the 10 day grace period granted by the Company.

      The Company has financed its growth through the use of existing cash, proceeds from issuances of common stock pursuant to warrant exercises, and through borrowings under its revolving credit facility. On June 5, 1995, the Company entered into a one year renewable Commercial Loan and Security Agreement (the "Agreement") with ABCC which provides for a $1,500,000 revolving line of credit. Under the terms of the Agreement, borrowings bear interest at the prime rate plus 1.5% on the greater of (i) the actual monthly loan balance or (ii) a minimum assumed monthly loan balance of $600,000. The Company may borrow against the aggregate of (i) 75% of eligible accounts receivable (domestic receivables less than 90 days old) and (ii) 25% of eligible inventory (up to a maximum inventory advance of $300,000), up to the maximum amount of the facility. Borrowings under the Agreement are repayable upon demand, and are secured by the Company's assets. The Agreement replaced the $750,000 Revolving Credit and Security Agreement with Fleet Bank, N.A. As of June 30, 1995 the unused credit line with ABCC was approximately $395,000, all of which was available to the Company pursuant to its borrowing formula. The average and highest amounts borrowed under all credit facilities during the three months ended June 30, 1995 was $854,000 and $1,188,000, respectively. The average and highest amounts borrowed under all credit facilities during the six months ended June 30, 1995 was $707,000 and $1,188,000, respectively. The Company's borrowings are dependent upon the continuing generation of collateral, subject to its credit limit.

      On June 20, 1995, the Company entered into an amendment to a prior non-binding Letter of Intent ("LOI") with a prospective underwriter for a $6 million public offering of Units, each Unit consisting of shares of common stock and warrants. There can be no assurance, however, that the offering will be made or successfully completed. Under the terms of the LOI, the Company is responsible for the payment of all expenses in connection with the proposed offering and, in the event that an underwriting agreement is not entered into, the Company is obligated to pay all incurred expenses up to a maximum of $125,000.

      The Company's recent acquisition of a 50% interest in ATC requires a minimum capital contribution from the Company of $390,000, of which amount $150,000 was paid by June 30, 1995. In addition, the Company presently intends to participate in the formation of another PRC joint venture company in connection with the JV Agreement and Interim Agreement as disclosed in Note 5 of the Notes to Financial Statements, and is seeking other international joint venture opportunities, which individually may require a significant amount of capital resources. The Company believes that it will have sufficient resources to fund its short-term requirements under current projects, however their longer term capital requirements have not as yet been determined, and may require additional external financing in order for the Company to proceed.

      Inflation has not been a significant factor in the Company's operations.


                         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

      On June 20, 1995, the Company's Board of Directors (i) extended the expiration date of its publicly-traded warrants from 3:30 P.M. Eastern Standard Time on June 30, 1995 to 3:30 P.M. Eastern Standard Time on December 31, 1995,
(ii) amended the exercise price of these warrants such that from July 1, 1995 through December 31, 1995 the exercise price will increase to $2.00 per share and (iii) amended the warrant redemption feature such that during this extended period the warrants will be redeemable by the Company at a price of $0.05 per warrant if the closing sales price of the Company's Common Stock (the "Market Price") is $3.00 or higher for ten consecutive business days (prior to July 1, 1995 the Market Price triggering the redemption feature was $1.125). All other terms and conditions of the public warrants remain unchanged.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

         The following exhibits are filed herewith:

         10.1 Employment Agreement dated May 19, 1995, between Farmstead Telephone Group, Inc. and Peter S. Buswell

         10.2 Commercial Revolving Loan and Security Agreement dated June 5, 1995, between Farmstead Telephone Group, Inc. and Affiliated Business Credit Corporation

         10.3 Contract for Beijing Antai Communication Equipment Corporation Ltd. dated September 23, 1992

         11.   Statement Re:  Computation of Per Share Earnings.

         (b)   Reports on Form 8-K:

         None.


                                 SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FARMSTEAD TELEPHONE GROUP, INC.


Dated:  August 9, 1995                 /s/ Robert G. LaVigne
                                       Robert G. LaVigne
                                       Vice President - Finance and
                                       Administration, Chief Financial Officer