Form 10QSB
period 1995-09-30
FARMSTEAD TELEPHONE GROUP INC
filed 1995-11-14
CIK 804331

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549



                                 Form 10-QSB



[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 1995


[ ]   Transition report under Section 13 or 15(d) of the Exchange Act
      Exchange Act


      For the transition period from _________ to __________


Commission File Number:  0-15938


                       Farmstead Telephone Group, Inc.

      (Exact name of small business issuer as specified in its charter)

              Delaware                                06-1205743
 (State or other jurisdiction of         (IRS Employer Identification No.)
  incorporation or organization)


81 Church Street, East Hartford, CT                   06108-3728
(Address of principal executive offices)               (Zip Code)

           (203) 282-0010
    (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                              Yes  [X]      No  [ ]

The number of shares outstanding of the issuer's $.001 par value Common Stock was 21,382,907 shares as of October 31, 1995


Transitional Small Business Disclosure Format:    Yes  [ ]      No  [X]



                      TABLE OF CONTENTS TO FORM 10-QSB


                       PART I.  FINANCIAL INFORMATION


                                                                                       Page
                                                                                       ____

Item 1.   Financial Statements:
          Balance Sheets - September 30, 1995 and December 31, 1994                    3
          Statements of Operations - Three Months Ended September 30, 1995 and 1994    4
          Statements of Operations - Nine Months Ended September 30, 1995 and 1994     5
          Statements of Cash Flows - Nine Months Ended September 30, 1995 and 1994     6
          Notes to Financial Statements                                                7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                    9


                         PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings                                                            12
Item 2.   Changes in Securities                                                        12
Item 3.   Defaults Upon Senior Securities                                              13
Item 4.   Submission of Matters to a Vote of Security Holders                          13
Item 5.   Other Information                                                            13
Item 6.   Exhibits and Reports on Form 8-K                                             13

Signatures                                                                             15



                                   PART I

                       FARMSTEAD TELEPHONE GROUP, INC.

                               BALANCE SHEETS

                                                                     September 30,   December 31,
(In thousands, except number of shares)                              1995            1994
_________________________________________________________________________________________________
                                                                     (Unaudited)

                                   ASSETS

Current assets:
  Cash and cash equivalents                                          $   255         $   904
  Short-term investments                                                   -              75
  Accounts receivable, less allowance for doubtful accounts            2,561           2,242
  Inventories                                                          2,100           1,696
  Other current assets                                                   237             136
                                                                     _______         _______
      Total current assets                                             5,153           5,053
Property and equipment, net of accumulated depreciation and
 amortization and amortization                                           326             266
Investment in unconsolidated subsidiary  (Note  4)                       220               -
Intangible assets, net of accumulated amortization                        30              52
Other assets                                                              31              53
                                                                     _______         _______
      Total assets                                                   $ 5,760         $ 5,424
                                                                     =======         =======


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank borrowings and current portion of long-term debt (Note 2)     $ 1,275         $   597
  Accounts payable                                                     1,034           1,406
  Accrued expenses and other current liabilities                         398             277
                                                                     _______         _______
      Total current liabilities                                        2,707           2,280
Long-term debt (Note 2)                                                    -               9
Other non-current liabilities                                              -               1
                                                                     _______         _______
      Total liabilities                                                2,707           2,290
Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares authorized;
   no shares issued and outstanding                                        -               -
  Common stock, $0.001 par value; 30,000,000 shares authorized;
   21,382,907 and 20,398,947 shares issued and outstanding in 1995
   and 1994, respectively                                                 21              20
  Additional paid-in capital                                           8,506           8,045
  Stock subscriptions receivable (Note 3)                                  -             (38)
  Accumulated deficit                                                 (5,474)         (4,893)
                                                                     _______         _______
      Total stockholders' equity                                       3,053           3,134
                                                                     _______         _______
      Total liabilities and stockholders' equity                     $ 5,760         $ 5,424
                                                                     =======         =======


               See accompanying notes to financial statements


                       FARMSTEAD TELEPHONE GROUP, INC.

                          STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
               Three Months Ended September 30, 1995 and 1994


(In thousands, except per share amounts)                                   1995        1994
_______________________________________________________________________________________________

Sales and service revenues                                                 $  3,980    $  3,018
                                                                           ________    ________
Costs and expenses:
  Cost of goods and services sold                                             2,708       2,157
  Selling, general and administrative expenses                                1,515         846
  Research and development expenses                                              45          70
  Interest expense                                                               31           8
  Equity in unconsolidated subsidiary (Note 4)                                  179           -
  Other (income) expense                                                         (9)          4
                                                                           ________    ________
      Total costs and expenses                                                4,469       3,085
                                                                           ________    ________
Loss before income taxes                                                       (489)        (67)
Provision for income taxes                                                        3           3
                                                                           ________    ________
Net loss                                                                   $   (492)   $    (70)
                                                                           ========    ========

Net loss per share                                                         $   (.02)   $      *
                                                                           ========    ========
Weighted average common and common equivalent shares                         21,741      21,699
                                                                           ========    ========

____________________
<F*>  Less than one-half cent.


               See accompanying notes to financial statements


                       FARMSTEAD TELEPHONE GROUP, INC.


                          STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                Nine Months Ended September 30, 1995 and 1994


(In thousands, except per share amounts)                                   1995        1994
_______________________________________________________________________________________________

Sales and service revenues                                                 $ 11,238    $  8,296
                                                                           ________    ________
Costs and expenses:
  Cost of goods and services sold                                             7,672       5,825
  Selling, general and administrative expenses                                3,845       2,281
  Research and development expenses                                              58         158
  Interest expense                                                               68          31
  Equity in unconsolidated subsidiary (Note 4)                                  179           -
  Other income                                                                  (16)        (18)
                                                                           ________    ________
      Total costs and expenses                                               11,806       8,277
                                                                           ________    ________
Income (loss) before income taxes                                              (568)         19
Provision for income taxes                                                       13           9
Net income (loss)                                                          $   (581)   $     10
                                                                           ========    ========
Net income (loss) per share                                                $   (.03)   $      *
                                                                           ========    ========
Weighted average common and common equivalent shares                         21,227      21,429
                                                                           ========    ========

___________________
<F*>  Less than one-half cent.


               See accompanying notes to financial statements


                       FARMSTEAD TELEPHONE GROUP, INC.
                          STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                Nine Months Ended September 30, 1995 and 1994



(In thousands)                                                          1995        1994
___________________________________________________________________________________________

Cash flows from operating activities:
  Net income (loss)                                                     $  (581)    $    10
  Adjustments to reconcile net income to net cash flows
   used in operating activities:
    Depreciation and amortization                                           115          75
    Gross profit deferred on sales to unconsolidated subsidiary             175           -
    Equity in undistributed loss of unconsolidated subsidiary                 4           -
    Changes in operating assets and liabilities, net of effects of assets purchased from CCI (in 1994):
      Increase in accounts receivable                                      (319)     (1,185)
      (Increase) decrease in inventories                                   (404)        324
      (Increase) decrease in other assets                                    (7)        176
      Increase (decrease) in accounts payable, accrued expenses
       and other liabilities                                               (292)        241
                                                                        _______     _______
      Net cash used in operating activities                              (1,309)       (359)
                                                                        _______     _______
Cash flows from investing activities:
  Purchases of property and equipment                                      (149)        (73)
  (Increase) decrease in short-term investments                              75         (75)
  Payment on obligation to CCI for assets purchased                           -        (375)
  Investment in unconsolidated subsidiary (Note 4)                         (359)          -
                                                                        _______     _______
      Net cash used in investing activities                                (433)       (523)
                                                                        _______     _______
Cash flows from financing activities:
  Proceeds from short-term and long-term borrowings                         683           -
  Repayments of short-term and long-term borrowings and
   capital lease obligation                                                 (14)       (358)
  Proceeds from exercise of stock options and warrants, net                 420          65
  Proceeds from sales of common stock, net                                    4         340
                                                                        _______     _______
      Net cash provided by financing activities                           1,093          47
                                                                        _______     _______
Net decrease in cash and cash equivalents                                  (649)       (835)
Cash and cash equivalents at beginning of period                            904       1,473
                                                                        _______     _______
Cash and cash equivalents at end of period                              $   255     $   638
                                                                        =======     =======
Supplemental schedule of non-cash financing and investing activities:
  Capital contribution due to unconsolidated subsidiary                 $    40     $     -
  Sales of common stock for notes or other receivables                        -          75
  Allocation of asset purchase obligation to assets acquired:
    Inventories                                                               -         350
    Fixed assets                                                              -          25
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                                 71          29
    Income taxes                                                              5           8


               See accompanying notes to financial statements


                       FARMSTEAD TELEPHONE GROUP, INC.

                  NOTES TO FINANCIALSTATEMENTS (UNAUDITED)


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

      Investment in an unconsolidated 50% owned subsidiary is accounted for by the equity method. Under the equity method, the original investment is recorded at cost and subsequently increased or decreased by the Company's share of the subsidiary's undistributed earnings or losses, less distributions. The investment is also reduced by the amount of any deferred gross profits on sales to the subsidiary until such time as the related goods are resold by the subsidiary.

NOTE 2.  BANK BORROWINGS AND LONG-TERM DEBT

      On June 5, 1995, the Company entered into a one year renewable Commercial Loan and Security Agreement (the "Agreement") with Affiliated Business Credit Corporation ("ABCC") which provides for a $1,500,000 revolving line of credit. Under the terms of the Agreement, borrowings bear interest at the prime rate plus 1.5% on the greater of (i) the actual monthly loan balance or (ii) a minimum assumed monthly loan balance of $600,000. The Company may borrow against the aggregate of (i) 75% of eligible accounts receivable (domestic receivables less than 90 days old) and (ii) 25% of eligible inventory (up to a maximum inventory advance of $300,000), up to the maximum amount of the facility. Borrowings under the Agreement are repayable upon demand, and are secured by all of the Company's assets. The Agreement replaced the $750,000 Revolving Credit and Security Agreement with Fleet Bank, N.A. As of September 30, 1995, outstanding borrowings were $1,261,000.

NOTE 3.  STOCKHOLDERS' EQUITY

      On June 20, 1995, the Company entered into an amendment to a prior non-binding Letter of Intent ("LOI") with a prospective underwriter for a $6 million public offering of Units, each Unit consisting of shares of common stock and warrants. On September 13, 1995, the Company and the underwriter agreed to terminate the LOI and to release each other from all obligations pursuant to the LOI.

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

      During the nine months ended September 30, 1995, 839,729 warrants were exercised. As of September 30, 1995, there were 1,835,727 warrants outstanding.

NOTE 4.  INVESTMENT IN  UNCONSOLIDATED SUBSIDIARY

      On December 31, 1994, the Company entered into an agreement to purchase D.W. International, Ltd.'s ("DWI") 50% ownership interest in Beijing Antai Communication Equipment Co., Ltd. ("ATC"), for a purchase price of $100. The purchase transaction was completed effective May 30, 1995 upon receipt of approvals from appropriate Chinese government agencies. ATC, located in Beijing, Peoples Republic of China ("PRC"), was formed in October 1992 as a Joint Venture Enterprise , and is also owned 50% by Beijing Aquatic Product Inc., a registered company in the PRC. DWI is a Delaware Corporation owned 50% by Mr. Da Wei Wu, who is continuing his duties as General Manager of ATC. ATC, previously a distributor for the Company in the PRC, will manufacture, install and service the Company's central office, PBX and signaling interface products which have been developed for use in the PRC. ATC also distributes and installs local telecommunications transmission systems and home and business alarm systems, however their historical operations prior to the Company's acquisition have been insignificant.

      Under Chinese laws governing equity joint ventures, the Company is obligated to make a capital contribution to ATC of approximately $390,000 to complete the $500,000 original capital contribution requirement of the foreign party. As of September 30, 1995, the Company had contributed $350,000, and expects to contribute the remaining $40,000 within the next several months. The amount remaining has been recorded in other current liabilities at September 30, 1995. The acquisition costs exceeded the underlying equity in the net assets of ATC by approximately $87,000, which will be amortized on a pro rata basis over the remaining 17 year term of the joint venture.

      Summarized, unaudited financial information for this unconsolidated subsidiary is as follows ($000's):

                At August 31, 1995:
                  Total assets                                               $ 1,280
                  Total liabilities                                              662
                For the three months ended August 31, 1995:
                  Revenues                                                       117
                  Net loss                                                        (5)

      The following table shows the changes in the Company's investment in unconsolidated subsidiary ($000's):

                Beginning investment                                         $   399
                Equity in  unconsolidated subsidiary:
                  Deferred gross profit on sales to subsidiary                  (175)
                  Equity in net losses                                            (3)
                  Amortization of excess of cost over equity in net assets        (1)
                                                                             _______
                Investment at August 31, 1995                                $   220
                                                                             =======


NOTE 5.  BUSINESS DEVELOPMENTS

      On July 27, 1995 the Company entered into a Joint Venture Agreement ("JV Agreement") with Asia-Pacific Services, Inc. of Atlanta, Georgia ("APSI") and Beijing Taikang Telecommunications, Inc., owned and operated by the Planning and Research Institute of the Ministry of Posts and Telecommunications, PRC ("Taikang"). The purpose of the joint venture ("JV") would be the assembly and marketing in the Chinese market and certain international markets of voice processing equipment and software, including all of the Company's current voice processing products. Pursuant to the JV Agreement, which would be contingent upon Chinese government approvals, the Company would have a 65% ownership interest, Taikang 30% and APSI 5%. Although the amount of registered capital required by the JV, which would be contributed to the JV in a combination of cash, equipment and technology in proportion to each party's respective ownership interest, would be determined only after the preparation of a feasibility study, the Company's contribution to the initial registered capital was estimated by Taikang to be approximately $1 million. The JV Agreement replaced the previously announced Letter of Intent dated March 8, 1995 by and among the Company, the Comprehensive Service Development Center of the Great Hall of the People ("CSDC") and APSI.

      On July 27, 1995 the Company also entered into an agreement ("Interim Agreement") with these same parties for the provision of product marketing and other business organization activities in advance of the startup of the JV. Under the Interim Agreement the Company would be responsible for providing equipment, marketing, sales, technical and administrative training, and the working capital required prior to the funding and commencement of the JV. Taikang would be responsible for the provision of the necessary personnel, technical assistance, and the preparation of the feasibility study. APSI would be responsible for the overall management of the project. APSI was a sales representative of the Company, under a one year agreement which expired October 1995. Any net profit derived from product sales during the term of the Interim Agreement would be shared in the same proportion as the JV, and would serve as a part of each party's capital contribution to the JV. To date, there have been no product sales under the Interim Agreement. The Interim Agreement replaced the CSDC Agreement previously entered into on March 8, 1995. Through September 30, 1995, the Company incurred expenses pursuant to this project of $432,000, of which $190,000 was for working capital purposes under the Interim Agreement, and the balance was expended on project management consulting fees, travel costs and demonstration products provided by the Company.

      As a result of the Company's inability to currently fund the $1 million initial capital contribution requested by Taikang, on November 1, 1995 the Company and Taikang agreed to terminate both the JV Agreement and the Interim Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Losses for the Three and Nine Months Ended September 30, 1995

      The Company recorded net losses of $492,000 and $581,000 for the respective three and nine months ended September 30, 1995, as compared to a net loss of $70,000, and net income of $10,000, for the respective three and nine months ended September 30, 1994. During the current three and nine month periods, the Company incurred significant start-up costs, in the form of new sales and technical personnel, product marketing expenses, equipment and other overhead and operating costs, in connection with its new VTS 1000/2000 product lines, and in the operation of an in-house service bureau, both of which new product offerings have not contributed significant revenues to date. As a result, the operations of the Company's Cobotyx division incurred operating losses of approximately $264,000 and $345,000 during the current three and nine month periods, respectively. The Company is currently reevaluating these products and the ongoing costs associated with them.

      The Company's international business development activities have resulted in net expenses charged to operations of approximately $209,000 and $565,000 respectively, during the three and nine months ended September 30, 1995. These activities, as also described in Notes 4 and 5 of the Notes to Financial Statements included herein, principally focused on (i) the acquisition of a 50% interest in ATC, which was completed in May 1995, and
(ii) developing strategic business relationships in China for the marketing of its voice processing products through the contemplated formation of a second joint venture company. During the three and nine months ended September 30, 1995, the Company incurred expenses of $ 240,000 and $ 432,000, respectively, as it funded voice processing product development and marketing operations in China pursuant to its obligations under the Interim Agreement and incurred other costs in the form of project consulting, travel, and demonstration products contributed. In conjunction with the termination of the Interim Agreement and JV Agreement in China, the Company has also reduced the scope of other international projects and, until such time as additional financing can be obtained, expects to incur significantly reduced international business development expenditures.

      The Company's current year three and nine month operating results were also negatively impacted by $70,000 of legal fees and related expenses incurred in connection with a proposed underwriting of securities which was terminated during the third quarter.

Results of Operations

      Sales and service revenues for the three months ended September 30, 1995 were $3,980,000, representing an increase of $962,000 or 32% from the comparable 1994 period. Telephone equipment sales revenues increased by $1,191,000 or 57% over 1994 sales revenues, resulting from (i) increased end user and wholesale sales levels, attributable to wider acceptance of the Company's products, a larger and better trained sales force, and expanded telemarketing sales efforts, and (ii) $475,000 in equipment sales to ATC. Voice processing product sales revenues decreased by $154,000 or 20% from 1994 attributable to decreased sales to AT&T (18% of voice processing systems sales in 1995 versus 30% in 1994), and lower international sales. The Company expects that voice processing product sales to AT&T will continue to decline as its OEM contract with AT&T approaches the February 1996 expiration date, unless the contract is renewed. Service revenues decreased by $75,000 or 41% from 1994, due to $71,000 of revenues generated in 1994 from a consulting project in the country of Romania which did not reoccur in the current period.

      Sales and service revenues for the nine months ended September 30, 1995 were $11,238,000, representing an increase of $2,942,000 or 35% from the comparable 1994 period. Telephone equipment sales revenues increased by $2,801,000 or 49% over 1994 sales revenues, resulting from (i) increased end user and wholesale sales levels, attributable to wider acceptance of the Company's products, a larger and better trained sales force, and expanded telemarketing sales efforts, and (ii) a $406,000 net increase in international sales, which included $475,000 in equipment sales to ATC. Voice processing product sales revenues increased by $228,000 or 11% over 1994 attributable to the operation of the Cobotyx Division for a full nine months in 1995 as compared to eight months in the 1994 period, increased sales to AT&T (29% of voice processing product sales in 1995 versus 26% in 1994), increased international sales and a larger and better trained sales and technical support group. Service revenues decreased by $87,000 or 15% from 1994, due to $204,000 of revenues generated in 1994 from a consulting project in the country of Romania which did not reoccur in the current period, offset by increased repair and refurbishing revenues.

      Gross profit for the three months ended September 30, 1995 increased by $411,000 to $1,272,000 (32% of revenues) from $861,000 (28.5% of revenues) for the three months ended September 30, 1994. The increase in gross profit dollars was attributable to the increase in sales and service revenues, while the increased gross profit margin was attributable to a combination of higher selling prices and lower product costs on certain products sold during the current period, increased international sales at higher than average profit margins, and the favorable economies of allocating overhead costs over a larger sales base.

      Gross profit for the nine months ended September 30, 1995 increased by $1,095,000 to $3,566,000 (32% of revenues) from $2,471,000 (30% of revenues)
for the nine months ended September 30, 1994. The increase in gross profit dollars was attributable to the increase in sales and service revenues, while the increased gross profit margin was attributable to higher wholesale sales margins, increased international sales at higher than average profit margins, higher margins on voice processing systems and the favorable economies of allocating overhead costs over a larger sales base.

      Selling, general and administrative expenses for the three months ended September 30, 1995 increased by $669,000 to $1,515,000 (38% of revenues) from $846,000 (28% of revenues) for the three months ended September 30, 1994. Approximately 40% of the increase was attributable to voice processing product international market development activities which included the funding of the Company's working capital obligations under the CSDC and Interim Agreements (as more fully described in Note 5 of the Notes to Financial Statements), monthly retainer fees and travel expenses of outside consultants for international project management services, and the cost of demonstration products contributed by the Company. Approximately 22% of the increase was attributable to (i) increases in personnel and salaries, principally in sales and technical support positions at the Company's Cobotyx voice processing products division, in connection with its newly formed service bureau and VTS-1000/2000 product offerings, and (ii) increased sales commissions as a result of higher sales levels. Product marketing expenses increased by 9% primarily due to expanded marketing of voice processing products, and the Company incurred higher depreciation expense, bad debt expense and other overhead costs associated with the Company's increased sales and operating levels and the newly formed in-house service bureau. As a result of the termination of a proposed underwriting of additional securities (see Note 3), the Company wrote-off $70,000 of legal fees and related expenses to SG&A in the third quarter ended September 30, 1995.

      Selling, general and administrative expenses for the nine months ended September 30, 1995 increased by $1,564,000 to $3,845,000 (34% of revenues) from $2,281,000 (27% of revenues) for the nine months ended September 30, 1994. Approximately 30% of the increase was attributable to international voice processing product market development activities which included the funding of the Company's working capital obligations under the CSDC and Interim Agreements (as more fully described in Note 5 of the Notes to Financial Statements), monthly retainer fees and travel expenses of outside consultants for international project management services, and the cost of demonstration products contributed by the Company. Approximately 30% of the increase was attributable to (i) increases in personnel and salaries, principally in sales and technical support positions at the Company's Cobotyx voice processing products division, in connection with its newly formed service bureau and VTS-1000/2000 product offerings, and (ii) increased sales commissions as a result of higher sales levels. Product marketing expenses increased by 9% primarily due to expanded marketing of voice processing products, and the Company incurred higher depreciation expense, bad debt expense and other overhead costs associated with the Company's increased sales and operating levels and the newly formed in-house service bureau. As a result of the termination of a proposed underwriting of additional securities (see
Note 3), the Company also charged $70,000 of legal fees and related expenses to SG&A.

      Research and development expenses ("R&D") for the three and nine months ended September 30, 1995 were $45,000, and $58,000, respectively, compared to $70,000 and $158,000, respectively, for the comparable 1994 periods. During 1994 the Company was engaged more extensively in R&D in connection with telephone systems and central office products for China, and in the development of the KASSIE and VTS- 2000 call processing products for both domestic and international applications. During 1995 the Company allocated a higher percentage of its in-house technical resources to product support functions.

      Interest expense for the three and nine months ended September 30, 1995 was $31,000 and $68,000, respectively, compared to $8,000 and $31,000, respectively, for the comparable 1994 periods due to higher average debt levels and weighted average interest rates on the Company's outstanding debt.

Liquidity and Capital Resources

      Net working capital at September 30, 1995 was $2,446,000, as compared to $2,773,000 of net working capital at December 31, 1994. The working capital ratio at September 30, 1995 was 1.9 to 1 as compared to 2.2 to 1 at December 31, 1994.

      Operating activities used $1,309,000 of cash during the nine months ended September 30, 1995, principally as a result of (i) the Company's net loss, (ii) a 24% increase in inventories due to a planned increase in the stocking level of certain high demand telephone parts, increased stocking of the new VTS 2000 product line, and to support the Company's increased revenues, and (iii) a 14% increase in accounts receivable as a result of the increased sales volume.

      Investing activities used $433,000 of cash during the nine months ended September 30, 1995, principally due to the Company's expenditures in connection with its acquisition of a 50% interest in ATC as more fully described in Note 4 of the Notes to Financial Statements contained herein. The Company also purchased equipment for its in-house service bureau.

      Financing activities provided $1,093,000 of cash during the nine months ended September 30, 1995 attributable to (i) higher borrowings under the Company's larger credit facility with ABCC (see Note 2 of the Notes to Financial Statements) and (ii) proceeds received from the exercise of warrants.

      The Company has financed its growth through the use of existing cash, proceeds from issuance's of common stock pursuant to warrant exercises, and through borrowings under its revolving credit facility. On June 5, 1995, the Company entered into a one year renewable Commercial Loan and Security Agreement (the "Agreement") with ABCC which provides for a $1,500,000 revolving line of credit. Under the terms of the Agreement, borrowings bear interest at the prime rate plus 1.5% on the greater of (i) the actual monthly loan balance or (ii) a minimum assumed monthly loan balance of $600,000. The Company may borrow against the aggregate of (i) 75% of eligible accounts receivable (domestic receivables less than 90 days old) and (ii) 25% of eligible inventory (up to a maximum inventory advance of $300,000), up to the maximum amount of the facility. Borrowings under the Agreement are repayable upon demand, and are secured by the Company's assets. The Agreement replaced the $750,000 Revolving Credit and Security Agreement with Fleet Bank, N.A. As of September 30, 1995 the unused credit line with ABCC was approximately $239,000, of which $161,000 was available pursuant to the Company's borrowing formula. The average and highest amounts borrowed under all credit facilities during the three months ended September 30, 1995 was $1,041,000 and $1,322,000, respectively. The average and highest amounts borrowed under all credit facilities during the nine months ended September 30, 1995 was $819,000 and $1,322,000, respectively. The Company's borrowings are dependent upon the continuing generation of collateral, subject to its credit limit.

      On June 20, 1995, the Company entered into an amendment to a prior non-binding Letter of Intent ("LOI") with a prospective underwriter for a $6 million public offering of Units, each Unit consisting of shares of common stock and warrants. On September 13, 1995, however, the Company and the underwriter agreed to terminate the LOI and to release each other from all obligations pursuant to the LOI.

      The Company's recent acquisition of a 50% interest in ATC requires a minimum capital contribution from the Company of $390,000, of which amount $350,000 has been paid and the remaining $40,000 will be paid over the next several months. During 1995 the Company consumed a significant amount of its capital resources on the aforementioned acquisition, as well as on the pursuit of other international business development activities. As further described in Note 5 of the Notes to Financial Statements, the Company expected to participate in the formation of another PRC joint venture company in connection with the JV Agreement and Interim Agreement, but agreed to terminate said agreements, due to a lack of sufficient capital resources. The Company believes that it has sufficient capital resources to satisfy the working capital requirements of its on-going domestic business and its ATC obligation. The Company's intent is to continue to seek opportunities to market its products internationally. The Company, however, has recently reduced the scope of other international projects, as previously stated, in order to conserve its capital resources, and such international projects will most likely require external sources of financing in order for the Company to proceed on the scale that it had previously pursued.

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

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

      The proposals voted upon at the Company's Annual Meeting of Stockholders, held September 20, 1995, along with the voting results, were as follows:

      (1) Election of Directors: All nominees were elected, with the exception of Mr. Peter S. Buswell, who resigned as a director, nominee and employee in September, prior to the Annual Meeting. The results of balloting was as follows:

               Nominee                  Votes For     Votes Withheld
               _______                  _________     ______________

               George J. Taylor, Jr.    18,469,117    450,200
               Robert G. LaVigne        18,481,517    437,800
               Harold L. Hansen         18,451,467    467,850
               Hugh M. Taylor           18,456,717    462,600
               Joseph J. Kelley         18,489,567    429,750


      (2) Proposal to amend the 1992 Stock Option Plan (the "Plan") to give the administrators of the Plan broad discretion to vary the terms of individual grants from the specific provisions of the Plan: The proposal was approved with 16,720,794 votes for, 2,053,628 votes against, and 144,895 abstentions.

      (3) Proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors of the Company for the year ending December 31, 1995: The proposal was approved with 18,630,217 votes for, 164,695 votes against, and 124,405 abstentions.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

         The following exhibit is filed herewith:

         11.   Statement Re:  Computation of Per Share Earnings.

         (b)  Reports on Form 8-K:

      The Company filed a Form 8-K Current Report, dated September 13, 1995, which stated that on June 20, 1995, the Company entered into a Letter of Intent with a prospective underwriter for a proposed public offering of Units of its securities, consisting of shares of common stock and warrants. On September 13, 1995, the Company and said underwriter mutually agreed not to proceed with the proposed public offering, and released each other from any further obligations pursuant to the Letter of Intent. As a result of this action, the Company's Board of Directors voted to rescind its earlier approval of a proposed reverse split of the Company's outstanding Common Stock, which had been approved solely as a prerequisite to completing the proposed offering, and determined not to present the proposed reverse split for stockholder approval at the Company's September 20, 1995 Annual Meeting of Stockholders.



                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FARMSTEAD TELEPHONE GROUP, INC.


Dated:  November 10, 1995              /s/ Robert G. LaVigne
                                       _______________________________________
                                       Robert G. LaVigne
                                       Vice President - Finance and
                                       Administration, Chief Financial Officer