Form 10KSB
period 1995-12-31
FARMSTEAD TELEPHONE GROUP INC
filed 1996-03-26
CIK 804331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1995

                       Commission file number 0-15938

                       FARMSTEAD TELEPHONE GROUP, INC.

               (Name of small business issuer in its charter)

              Delaware                               06-1205743
   (State or other jurisdiction of        (IRS Employer Identification No.)
    incorporation or organization)

  81 Church Street, East Hartford, CT                06108-3728
(Address of principal executive offices)             (Zip Code)

                  Issuer's telephone number: (860) 282-0010

      Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act:
                       Common Stock, $0.001 Par Value
                              (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $15,317,000

As of February 26, 1996, the aggregate market value of the Common Stock of the registrant held by non-affiliates, based upon the last sale price of the registrant's Common Stock on such date, was approximately $ 8,228,700.

As of February 26, 1996, the registrant had 21,238,676 shares of its $0.001 par value Common Stock outstanding.

Transitional Small Business Format:  Yes [ ]  No [X]




                      TABLE OF CONTENTS TO FORM 10-KSB

                                   PART I

                                                                           Page
                                                                           ----

Item 1.    Description of Business......................................   3

Item 2.    Description of Property......................................   11

Item 3.    Legal Proceedings............................................   12

Item 4.    Submission of Matters to a Vote of Security Holders..........   12

                                   PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.....   12

Item 6.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................   13

Item 7.    Financial Statements.........................................   17

Item 8.    Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosures.........................   17

                                  PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act...   17

Item 10.   Executive Compensation.......................................   20

Item 11.   Security Ownership of Certain Beneficial Owners
           and Management...............................................   20

Item 12.   Certain Relationships and Related Transactions...............   20

Item 13.   Exhibits and Reports on Form 8-K.............................   20

SIGNATURES..............................................................   21
INDEX TO EXHIBITS.......................................................   34



                                   PART I

Item 1.  Description of Business

General

      Farmstead Telephone Group, Inc. (the "Company") is engaged in the Customer Premise Equipment ("CPE") segment of the telecommunications industry, principally as a secondary market reseller of used and/or refurbished AT&T business telephone parts and systems, and as a designer, manufacturer and supplier of proprietary voice (or "call") processing systems that provide automated call handling, voice and fax messaging, interactive voice response, automated call distribution and message notification functionality. The Company also provides equipment repair and refurbishing, inventory management, and other related value-added services. The Company sells its products and services to corporate end users, and to other dealers and distributors. CPE refers to equipment which resides at the customer's premises.

      The Company was incorporated in Delaware in 1986 and became a public company in May 1987 following the completion of its initial public offering. In January 1994, the Company acquired certain operating assets of Cobotyx Corporation, Inc. ("CCI"), a designer, manufacturer and supplier of voice processing systems, and expanded its entry into this marketplace through the formation of a voice processing products division ("Cobotyx Division").

Customers and Target Markets

      Telephone parts, systems and services are marketed domestically through the Company's in-house sales staff to approximately 1,500 active customers ranging from small companies to large, multi-location corporations, and including equipment wholesalers, dealers, distributors and government agencies and municipalities. The Company believes its customers are generally (i) existing AT&T equipment users that require piece parts to upgrade, expand, or maintain their existing telephone system, (ii) cost-conscious businesses that desire to save money by purchasing used or refurbished equipment instead of new equipment, but still retain AT&T installation and maintenance support for these products, and (iii) businesses that may have no current need for AT&T's latest and most technically advanced product offerings. Businesses also look to the Company, and to other secondary market resellers, to meet their immediate equipment delivery requirements. The Company is also pursuing the sale of its products internationally, such as in the People's Republic of China ("PRC"), the Republic of the Philippines, and in other countries which have underdeveloped telecommunications systems and may have limited financial resources.

      The Company distributes its voice processing products domestically and internationally to approximately 500 customers, primarily independent dealers and distributors, end-users, and through arrangements with several manufacturers of telephone systems and business equipment.

      During the two years ended December 31, 1995, no single customer accounted for more than 5% of revenues, except for AT&T, which accounted for 5.4% (6.6% in 1994). The Company's business is not considered seasonal, although historically revenues during the third quarter ended September 30 have often (but not during 1995) been lower than the other quarters of the year, which the Company attributes to a slowdown of customer purchasing activity during the summer months of July and August.

Strategy

      The Company's objective is to significantly expand its revenues and profitability through a strategy based on:

      * Domestic Expansion - The Company is seeking to expand its revenues and customer base in the domestic secondary telephone equipment marketplace by increasing its sales force, establishing business in other geographic areas of the U.S. and by continuing to provide quality refurbished products, superior customer service and support, and other value-added services as required by its customers. The Company is also attempting to become a more strategic partner to AT&T, by specializing in the resale of AT&T products and through the establishment of distribution rights to new AT&T equipment as allowed by AT&T. The Company may also seek to acquire similar businesses in other geographic areas of the U.S., as opportunities arise, in order to increase its share of this market.

      * New Voice Processing Products and Services - The Company plans to continue its expansion into this marketplace by utilizing or developing current technologies to produce state-of-the-art products that provide basic voice and call processing functionality while also providing flexibility and expandability. The Company plans to adapt its technology to emerging industry standards, and plans to provide custom computer telephone integration solutions for its customers.

      * International Expansion - The Company's strategy includes developing and/or providing products and technologies to assist developing countries which have inadequate telecommunications infrastructures by providing low-cost, reliable telecommunications equipment and services. The Company plans to seek and develop relationships with internationally-based partners and enter into marketing and/or distribution agreements with established overseas businesses in the countries that the Company has targeted to penetrate, including the PRC, the Republic of the Philippines, and other countries.

      Effective February 29, 1996, the Company purchased from AT&T Systems Leasing Corporation, a subsidiary of AT&T Capital Corporation, certain assets of its discontinued Asset Recovery Center ("ARC"). Prior to its closing in January 1996, the ARC primarily operated to service AT&T affiliates in the orderly disposition, by way of consignment sales arrangements, of excess, overstocked and end-of-life telecommunications, computer and data transmission equipment. The assets acquired consisted primarily of warehouse equipment, vehicles, computer and office equipment, and inventory. The Company concurrently formed a subsidiary corporation, Farmstead Asset Management Services, LLC ("FAMS"), which will use the purchased assets to start up a similar operation in Piscataway, New Jersey. The Company intends to attempt to re-establish certain of the relationships that the ARC enjoyed, however, no assurances can be given that it will be able to do so. The Company believes that the operations of FAMS will provide it with an opportunity to develop new sources of equipment for resale to its existing customers, as well as to other wholesalers in the telephone, data and computer secondary markets, and internationally.

Industry Background

      According to reports published in 1993 and 1994 (the latest available) by The Telecom Library, Inc., a communications industry publishing company, the telephone equipment secondary market is one of the fastest growing sectors of the telecommunications industry, with gross sales estimated to reach $704 million in 1994, representing an increase of 22% from $577 million in 1993. Of the total 1994 gross sales, 66% represented sales of parts (as opposed to complete systems). In addition, sales to end-users represented 65% of total sales. AT&T equipment comprised the largest brand name segment of the marketplace, with 25% of 1994 sales (23% in 1993). The 1994 report forecasts an annual growth rate of 20% for 1995 and for 1996, and through the end of the decade, annual growth rates are estimated to be in the thirty percentile range and higher, driven by increases in the replacement rate of equipment in the installed base, due to technical innovations in the equipment.

      According to Vanguard Communications Corp., an independent consulting firm specializing in the voice processing industry, the domestic market for voice processing systems recorded aggregate end-user revenues of approximately $2.1 billion in 1994, with approximately 74,000 systems estimated to have been sold. The marketplace is further divided into two main categories: voice messaging equipment, in which the Company's products primarily compete (with 1994 end user revenues of $1.3 billion, 63,000 systems shipped), and voice response equipment (with end user revenues of $853 million, 11,000 systems shipped). Major manufacturers of voice processing systems include switch suppliers (such as AT&T, Northern Telecom, Inc. and Rolm Co.), independent manufacturers of proprietary systems (such as Centigram Communications Corporation and Octel Communications Corporation), and independent manufacturers of personal computer ("PC") based, open architecture systems (such as Active Voice, Inc. and Applied Voice Technologies, Inc.). The open system, standard architecture suppliers often buy board level technology from a few core voice technology suppliers, and then use standard operating systems and programming languages, and PCs, to create proprietary voice processing solutions.

The Company's Telephone Equipment Products

      Product Description

      The Company sells used and/or refurbished telephone parts and systems manufactured by AT&T. Parts sold primarily include digital and analog telephone sets, circuit packs, and other system accessories, such as headsets, consoles, speakerphones and paging systems. Telephone systems are generally categorized as key systems and PBX systems. Key systems are generally used by small businesses, and are characterized by telephones which have multiple buttons permitting the user to select outgoing or incoming telephone lines directly. PBXs are private telephone switching systems usually located on a customer's premises, with an attendant console, and are designed for use by larger businesses. Because most of the features of a PBX are stored in the switch, and not on the telephone, a PBX can provide more features and flexibility than a key system.

      AT&T key systems sold by the Company, in both piece parts and complete systems, and their capacities include: Merlin[registered trademark] and Merlin Legend[registered trademark] (2 lines, 6 telephones to 80 lines, 144 telephones); Spirit[registered trademark] (3 lines, 8 telephones to 24 lines, 48 telephones) and Partner[registered trademark] (6 lines, 12 telephones to 24 lines, 48 telephones).

      AT&T PBX equipment sold by the Company, primarily in piece parts, and their capacities include: System 25 (any combination of lines and telephones up to a maximum of 256), System 75 (200 lines, 800 telephones); System 85 (16,000 lines, 50,000 telephones); Definity[registered trademark] G1 (400 lines, 1,600 telephones); Definity[registered trademark] G2 (32,000 lines, 100,000 telephones); Definity[registered trademark] G3 (4,000 lines, 10,000 telephones); and Dimension[registered trademark] (2,968 lines, 7,232 telephones), an older technology, manufacturer-discontinued product which the Company offers for sale in the PRC and other foreign countries.

      Telephone equipment sales and service revenues accounted for 79% of total Company revenues in 1995 (75% in 1994). Sales of PBX equipment and associated telephones and accessories comprised approximately 88% (77% in 1994) of equipment sales, while key equipment parts and system sales comprised approximately 12% (17% in 1994) of equipment sales.

      Relationship with AT&T

      Since 1985, AT&T has provided support to the secondary market by continuing to offer installation, maintenance, repair, reconditioning and certification services for its products purchased by end-users through equipment resellers. Equipment resellers such as the Company may also, with various restrictions, utilize AT&T documentation, technical information and software. AT&T also generally provides a one year warranty for products purchased from AT&T for resale, provided that AT&T performs the installation.

      The installation and maintenance of AT&T equipment is generally provided by AT&T. The Company does, however, coordinate the installation scheduling directly with AT&T if requested to do so by its customer. The Company also has agreements with a number of installation and maintenance companies covering the New England and New York geographic areas who can also provide such services.

      Since 1991, the Company has been an "AT&T Authorized Distributor of Selected AT&T - Remanufactured Products" ("AT&T Agreement"), under a program with AT&T which currently includes only eight other secondary market companies in different geographic areas of the country. The AT&T Agreement does not provide the Company with an exclusive sales territory. Under the program, the Company is authorized to sell domestically specified AT&T remanufactured products, currently including certain Merlin[registered trademark], Spirit[registered trademark] and System 25 products. The Company is also required to purchase all of such included products directly from AT&T. On March 5, 1996, the AT&T Agreement was renewed for another one year term, although it can contractually be canceled by either party without cause upon 90 days notice.

      In September, 1995, AT&T announced that it was to be split into three publicly-traded companies: a telecommunications equipment and technology company called Lucent Technologies, Inc. ("Lucent"), a business computing company called NCR, and a communications services company which will retain the name AT&T (for purposes of this report, all entities are collectively referred to as "AT&T"). On February 1, 1996, the AT&T Agreement was assigned to Lucent. The Company believes that its relationship with AT&T is satisfactory and has no indication that AT&T has any intention of canceling the AT&T Agreement with the Company or of severing its relationship with the Company when the current agreement expires. In the event that the AT&T Agreement is terminated, the Company does not believe that it would have a material effect on the Company's business, since it could acquire like products from other sources at comparable prices. The Company's business is not expected to be adversely impacted by AT&T's reorganization. It may, however, be materially adversely affected should AT&T decide to no longer provide installation and maintenance services on used and/or refurbished products sold by the Company.

      Marketing and Customers

      Telephone parts, systems and services are marketed domestically through the Company's in-house sales staff to more than 1500 active customers ranging from small companies to large, multi-location corporations, and including equipment wholesalers, dealers, distributors and government agencies and municipalities. Approximately 58% (56% in 1994) of the Company's 1995 telephone equipment sales and service revenues were to customers located in New England, New York and New Jersey. End-user sales accounted for approximately 85% (88% in 1994) of telephone equipment sales in 1995, while sales to resellers accounted for approximately 15% (12% in 1994). The Company markets Dimension[registered trademark] PBX equipment in the People's Republic of China ("PRC") to businesses, government agencies and local telephone service providers through its 50% owned affiliate, Beijing Antai
Communication Equipment Company, Ltd. ("ATC") located in Beijing, PRC.

      International Markets For Telephone Equipment

      The Company has been pursuing expansion of its business internationally, to date principally in the Asia-Pacific region. The Company has focused on the development of proprietary Chinese system software, proprietary digital and analog interfaces, and a proprietary billing system, the combination of which would allow the Company's refurbished PBX equipment to be reconfigured in the PRC to act as a central office (a telephone company facility where subscriber's lines are joined to switching equipment for connecting other subscribers to each other, locally and long distance). This product, which has been designed for use in the rural areas of the PRC, can also be used in other developing countries that require modern equipment but cannot afford the price of new, digital central office equipment being offered by the major telephone equipment manufacturers. In addition to the PRC, the Company plans, in the future, to market this equipment in the Republic of the Philippines, Eastern Europe, Mexico, Central and South America and other countries in the Asia-Pacific region. Its ability to do so may be dependent, among other things, upon obtaining adequate financing for these projects, and satisfying technical and governmental certification and licensing requirements in such countries.

      On December 31, 1994, the Company entered into an agreement to purchase D.W. International, Ltd.'s ("DWI") 50% ownership interest in ATC for a purchase price of $100. The purchase transaction was completed effective
May 30, 1995 upon receipt of Chinese government approvals. ATC was formed in October 1992 as a Joint Venture Enterprise, and is also owned 50% by Beijing Aquatic Product Inc., a registered company in the PRC. DWI is a Delaware Corporation owned 50% by Mr. Da Wei Wu, who serves as General Manager of
ATC. ATC, previously a distributor for the Company in the PRC, markets, assembles, manufactures, installs and services the Company's central office, PBX and signaling interface products which have been developed for use in the PRC. ATC also distributes and installs local telecommunications transmission systems and home and business alarm systems, however their historical operations prior to the Company's acquisition have been insignificant. Under Chinese laws governing equity joint ventures, the Company also made a $390,000 capital contribution to ATC to complete the $500,000 original capital contribution requirement of the foreign party to the joint venture.

      The Company's Voice Processing Products

      Product Description

      Voice (or "call") processing encompasses various types of computer assistance to facilitate interaction over the telephone, between a caller, one or more persons, and a computer. With call processing technology, telephone users can utilize voice and touchtones to manipulate calls, interact with computer databases, and access and respond to messages or data from voice or other electronic media, thereby making internal and external communications more efficient. The three most common call processing features are: (1) Voice Mail - allows a caller to store voice messages and replies in a computer, and thereby conduct a dialogue with any person without having to be on the same line at the same time; (2) Automated Attendant - allows a caller to direct the computer to switch the call to a telephone extension different from the one dialed, without the manual intervention of an operator; and (3) Interactive Voice Response - allows a caller to obtain information in voice form (for example, selecting announcements from a list of options) from a local or non-local database.

      During 1993, the Company decided to expand its product offerings to its existing telephone equipment customers, and entered into distribution agreements with manufacturers of voice processing products. These agreements provided the Company with a basic voice processing product line enabling it to meet the system requirements of customers in the 2 to 8 port (i.e. capable of simultaneously handling from 2 to 8 telephone calls) segment of the CPE market. This sized system was typical of the "branch office" locations of many of the large corporations already served by the Company. In January 1994, the Company acquired certain assets of CCI, and established the Cobotyx Division to be responsible for ongoing voice processing equipment business and strategy. The assets acquired from CCI included technology and know-how, inventories, property and equipment, all trademarks, tradenames, and patents. Certain key engineering, technical and support personnel of CCI were subsequently hired by the Company to staff this operation. Through its Cobotyx Division, the Company designs, integrates, manufactures, distributes and supports a family of proprietary call processing systems. In addition to proprietary hardware design, software programs and applications procedures, the Company uses component technology licensed from other suppliers. Products currently marketed include:

        COBOT[TRADEMARK] Plus Receptionist - a single port, solid state, fully-featured automated attendant with Rotary Dial Detection, for PBXs, Key systems or Centrex (a business telephone service offered by a local telephone company, providing custom calling features such as call forwarding, call transfer, least cost routing and speed calling) applications.

        COBOT[TRADEMARK] Plus Digital Announcer - a single port, solid state, fully-featured announcer for PBXs, Key systems or Centrex applications.

        COBOT[TRADEMARK] Plus Secretary - an automated attendant and voice mail system, with a 2 - 8 port, 500 mailbox capacity.

        KASSIE - a PC-based automated attendant and voice mail system, with a 2 - 24 port, 10,000 mailbox capacity, that can be optioned to support advanced applications like fax and interactive voice response.

        SOHO ("small office, home office") SECRETARY - a low cost, but fully-featured automated attendant and voice mail system, with a 2 - 4 port capacity, designed for the small office, branch office market.

      Voice Processing Marketing and Customers

      The Company distributes its voice processing products domestically and internationally to approximately 500 customers, consisting primarily of a nationwide network of independent dealers and distributors, end-users, and through arrangements with several manufacturers of telephone systems and business equipment. A typical dealer is a small business operator who primarily sells telephone systems to small and medium size businesses. Most dealers also sell competing call processing systems. The Company attempts to maintain relationships with a large number of dealers and, because of the potential for dealer turnover, considers it advantageous not to become overly dependent upon a few dealers. Approximately 66% of the Company's voice processing sales and service revenues in 1995 were from dealers and distributors (51% in 1994), and 26% (28% in 1994) were from sales to AT&T pursuant to an OEM (Original Equipment Manufacturer) contract. Approximately 30% (25% in 1994) of the Company's voice processing sales and service revenues in 1995 were international, principally to customers in Mexico, Central and South America. Voice processing sales and service revenues accounted for 21% of total revenues in 1995 (25% in 1994).

      Although the above OEM contract was not formally extended by its February 28, 1996 expiration date, under its terms the Company is obligated to supply product for an additional year, and parts for an additional five years, should AT&T request it. The Company cannot estimate the amount of future orders which may be generated from the post-expiration contract provisions, however, based upon projected growth in revenues from its other business activities, the Company believes that the non-renewal of the AT&T OEM contract will not have a material adverse impact on the Company.

      International Voice Processing Markets

      International voice processing product sales to date have primarily been in Mexico, Central and South America.

      On July 27, 1995 the Company entered into a Joint Venture Agreement ("JV Agreement") with Asia-Pacific Services, Inc. of Atlanta, Georgia ("APSI") and Beijing Taikang Telecommunications, Inc., owned and operated by the Planning and Research Institute of the Ministry of Posts and Telecommunications, PRC ("Taikang"). The purpose of the joint venture ("JV") was the manufacture, assembly and marketing in the PRC and other international markets of voice processing equipment and software, including all of the Company's current voice processing products. On July 27, 1995 the Company also entered into an agreement ("Interim Agreement") with these same parties for the provision of product marketing and other business organization activities in advance of the startup of the JV. For the year ended December 31, 1995, the Company incurred expenses pursuant to these agreements of approximately $450,000, consisting of working capital provided, project management consulting fees, travel costs and demonstration products provided by the Company.

      As a result of the Company's inability to fund the $1 million initial capital contribution requested by Taikang in order to start the joint venture, on November 1, 1995 the Company and Taikang agreed to terminate both the JV Agreement and the Interim Agreement.

Customer Services

      The Company is committed to respond to its customers service or project-oriented telecommunications needs. While each type of service is not material to the Company's operations as a whole, the Company believes they help differentiate the Company from its competitors, as well as contribute to longer-lasting customer relationships and incremental sales. The Company provides the following services:

      Repair and Refurbishing: The Company performs fee-based repair and refurbishing services for its customers through its in-house facilities and use of subcontract repair shops. For telephone equipment, the in-house work is generally limited to the cleaning, buffing and minor repair of single-line telephone sets. The Company outsources the repair of circuit boards and digital telephone sets locally. The Cobotyx Division has the technical equipment and personnel to repair voice processing equipment down to the circuit board level.

      Inventory Management: The Company provides inventory storage, accounting, and distribution services, acting as a centralized depot for its customers' idle telecommunications equipment.

      Other Services: The Company's technical staff currently provide engineering, configuration, technical "hot line" telephone support and limited on-site installation services. The Company rents out equipment on a month-to-month basis, servicing those customers that have temporary, short-term equipment needs. For two companies in the television broadcast industry the Company provides telecommunications coordination services for broadcast sports and other events throughout the country. The Company's Cobotyx division also provides custom computer telephone interface solutions for its customers. During 1994 the Company performed a local plant distribution study in Romania under a contract with the Romanian Ministry of Communications and the U.S. Trade and Development Agency. The objective of the study was to identify available technologies to support the rapid growth of telephone service in Romania, and to perform cost analysis for these technologies.

      The Company's combined service revenues accounted for 4% of revenues in 1995 and 6.7% of revenues in 1994.

Competition

      The marketplace for the Company's telephone equipment products is highly competitive. The Company competes with AT&T and other secondary market AT&T equipment resellers, of which the Company estimates there are approximately 100 nationwide, principally on the basis of timeliness of delivery, customer service and price. The growth in the number of these dealers has resulted in more competitive sales pricing, and in higher equipment acquisition costs. The Company also competes with AT&T and other new equipment manufacturers and distributors as consumers decide whether to buy new versus used equipment.

      The portion of the industry that supplies call processing systems to small and medium sized businesses is extremely competitive. In the domestic dealer and original equipment manufacturer channels, the Company competes on the basis of price, system features, ease of installation and use, sales and technical support, and product reliability. Principal competitors at present fall into three categories: (a) telephone equipment manufacturers that offer their own call processing systems (for example, AT&T, Northern Telecom, Inc., Rolm Co. and Toshiba America Information Systems, Inc.); (b) independent call processing system manufacturers whose products integrate with multiple telephone systems and are either based on proprietary hardware (for example Centigram Communications Corporation, Comverse Technology, Inc. and Octel Communications Corporation), or are PC-based like the Company's products (for example, Active Voice, Inc., Applied Voice Technologies, Inc. and Compass Technology, Inc., now a division of Octel Communications Corporation) and (c) large telephone companies. For both telephone and voice processing products, the Company anticipates intensified competition from larger companies having substantially greater technical, financial and marketing resources, as well as larger customer bases and name recognition than the Company. As the industry evolves to further integrate telephones with PCs, the Company anticipates that it will encounter a broader variety of competitors, including new entrants from related computer and communication industries. There can be no assurance that the Company will be able to develop more technologically advanced products or that even if it is able to develop, or acquire rights to incorporate into its products, the next generation of technology, that such products will perform as well as competitor's products or that such products will be accepted by the market or that the Company will see any financial benefit therefrom.

Suppliers

      The Company obtains its telephone equipment parts for resale from a variety of sources, depending upon price and availability at the time of purchase. These sources include AT&T, other secondary market equipment dealers and distributors, leasing companies and end-users. In accordance with the AT&T Agreement, the Company is required to purchase certain products only from AT&T. On March 5, 1996, the AT&T Agreement was renewed for another one year term, although it can contractually be canceled by either party without cause upon 90 days notice. The Company believes that if the AT&T Agreement were to be canceled or not renewed, it could obtain similar product from other suppliers. The Company is not otherwise dependent upon any single supplier for telephone equipment. The Company believes that product availability in the marketplace is presently sufficient to allow the Company to meet its customers' delivery requirements.

      The Company's solid state call processing products, namely the COBOT[TRADEMARK] Plus Digital Announcer and the COBOT[TRADEMARK] Plus Receptionist are manufactured and assembled for the Company by DOVatron Manufacturing East, a division of DOVatron, Inc. ("DOVatron"). DOVatron, which is a contract electronics manufacturer, procures all of the materials, consisting of printed circuit boards, electronic components and cabinets. Once assembled and tested, the completed units are either shipped to the Company or directly to its customer. While the Company plans to continue using DOVatron in the manufacture and assembly of these products, management believes that it could readily engage other assembly houses if it were necessary to do so. For its other voice processing products, the Company purchases electronic components, IBM-compatible 486 PCs and voice and fax boards from multiple vendors. The products are assembled, configured to customer specifications, tested and/or installed by the Company or alternatively, the Company can purchase certain products complete to the Company's specifications. Because the Company's product platforms consist principally of standard electronic and PC components, the Company is not dependent upon any single supplier.

      The Company utilizes in certain of its products software obtained under license agreements with vendors. The Company believes that the functionality provided by the licensed software can be obtained from multiple software suppliers, and is therefore not dependent upon any single supplier.

Patents, Licenses and Trademarks

      No patent or trademark is considered material to the Company's overall operations. The manufacture and sale of certain of the Company's products involves the use of processes, products or information, the rights to certain of which are owned by others. Although the Company has obtained licenses with regard to the use of certain of such processes, products and information, there can be no assurance that such licenses will not be terminated or expire during critical periods, that the Company will be able to obtain licenses for other rights which may be important to it, or, if obtained, that such licenses will be obtained on commercially reasonable terms. If the Company is unable to obtain such licenses, the Company may have to develop alternatives to avoid infringing patents of others, potentially causing increased costs and delays in product development and introduction, or precluding the Company from developing, manufacturing or selling its proposed products. Additionally, there can be no assurance that the patents underlying any licenses will be valid and enforceable. To the extent any products sold by the Company are based on licensed technology, royalty payments on the licenses will reduce the Company's gross profit from such product sales and may render the sales of such products uneconomical.

      The Company also relies upon unpatented trade secrets, and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to its unpatented trade secrets.

      The Company's ability to sell, through ATC, its central office and PBX products in certain provinces of the PRC will be dependent upon obtaining product certification from the provincial telephone service agencies, and may also be dependent upon the grant of a network license by the Ministry of Post and Telecommunications. The Company is presently attempting to obtain certification to sell its products in a certain province in the PRC, which it hopes to obtain within the next few months. At that time it also plans to apply for a national network license. No assurances can be given that the Company will achieve certification of its products, or a network license, and a failure to receive either may adversely impact the Company's ability to sell its products in the PRC, either directly or through ATC. Similar certification and licensing procedures may also apply in other foreign countries in which the Company is seeking to market its products.

      The Company was granted permission to utilize certain AT&T designated trademarks, insignia and symbols in the Company's advertising and promotion of products furnished under the AT&T Agreement.

Research and Development

      The Company's telephone equipment research and development ("R&D") activities have been principally focused on the PRC, for which marketplace the Company has been developing central office and PBX systems with proprietary software and interface capabilities to match the local digital and analog networks, and a Chinese character and currency billing system for use by local PRC telephone companies and businesses. The Company believes that certain of these technologies will also have uses in other international markets. R&D in connection with the development of proprietary software is principally conducted by an outside engineering firm on an as needed basis. R&D in connection with the development of interfaces and the billing system have been conducted through ATC. R&D expense related to the above projects was $44,000 and $78,000 during 1995 and 1994, respectively.

      R&D expense in connection with the development of new voice processing products and technologies was $55,000 and $139,000 during 1995 and 1994, respectively, consisting principally of the salaries of in-house engineers and technicians.

Employees

      As of December 31, 1995, the Company had 53 full-time and 2 part-time employees, consisting of 5 executive officers, 23 in operations, 18 in sales and sales support, and 9 in administration. The Company believes that its relations with its employees are satisfactory. The Company's employees are not represented by any organized labor union and are not covered by any collective bargaining agreements.

Item 2. Description of Property

      The Company occupies approximately 29,000 square feet of office and warehouse space in East Hartford, Connecticut, which it uses for its principal executive and administrative offices and its telephone equipment operations, and 6,000 square feet of office space in Danbury, Connecticut, which it uses for its voice processing products division. These facilities are currently rented on a month-to-month basis for $ 12,100 and $5,000 per month, respectively. The Company believes that its facilities are adequate for its present needs and suitable for their intended uses. If new or additional space is required, the Company believes that adequate facilities are available at competitive prices in the immediate areas of current operations.

      On March 13, 1996, the Company's newly formed subsidiary, Farmstead Asset Management Services, LLC, entered into a two year lease for approximately 70,100 square feet of warehouse and office space in Piscataway, New Jersey at a monthly rent of $24,827 commencing in April 1996. This facility will be used for the remarketing of used AT&T telephone and computer equipment, and for the provision of asset storage and management services.

Item 3. Legal Proceedings

      The Company is not a party to any pending material proceedings and no such proceedings are known to be contemplated by others.

Item 4. Submission of Matters to a Vote of Security Holders

      None.


                                   PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      The Company's Common Stock, Warrants and Units trade on The Nasdaq SmallCap Market[SM] ("Nasdaq") tier of The Nasdaq Stock Market[SM] under the symbols "FONE," "FONEW" and "FONEU," respectively. The following table sets forth the range of quarterly high and low sales prices for these securities, as reported by Nasdaq, for the two years ended December 31, 1995:

Common Stock:


                                        1995         1994
                                     ----------   -------------
Quarter Ended                        High   Low   High     Low
-------------                        ----   ---   ----     ---

March 31.....................        $.63   $.34   $1.53   $ .72
June 30......................         .69    .38    1.03     .69
September 30.................         .56    .44    1.03     .56
December 31..................         .41    .28     .78     .50

      There were 21,238,676 and 20,398,947 shares outstanding at December 31, 1995 and 1994, respectively.

Warrants:


                                        1995          1994
                                     ----------    -----------
Quarter Ended                        High   Low    High    Low
-------------                        ----   ---    ----    ---

March 31.....................        $.22   $.09   $ .94   $ .47
June 30......................         .19    .03     .56     .31
September 30.................         .13    .03     .53     .25
December 31..................         .03    .03     .31     .13

      There were 1,835,727 and 2,675,456 public warrants outstanding at December 31, 1995 and 1994, respectively.

Units (1):


                                        1995          1994
                                     ----------    -----------
Quarter Ended                        High   Low    High    Low
-------------                        ----   ---    ----    ---

March 31.....................        $.75   $.41   $2.38   $1.50
June 30......................         .81    .44    1.50    1.06
September 30.................         .69    .69    1.44     .84
December 31..................         .25    .25     .94     .75

-------------------
<F1> Units of the Company's securities consist of one share of common stock and a detachable warrant to purchase one share of common stock at an exercise price of $2.00 per share. For further information see the Notes to Financial Statements.
<Fb> There were 686 record holders of the common stock as of December 31, 1995, representing approximately 4,900 beneficial stockholders.
<Fc> The Company has paid no dividends and does not expect to pay dividends in the foreseeable future as it intends to retain earnings to finance the growth of its operations. Pursuant to a Commercial Loan and Security
     Agreement with Affiliated Business Credit Corporation, the Company is prohibited from declaring or paying any dividends or making any other distribution on any of the shares of its capital stock, without the prior consent of the lender.

Item 6. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto contained in Item 7 of this Report.

Results of Operations

      The following table sets forth the percentage of revenue represented by the following items for the years ended December 31, 1995 and 1994:


                                                 1995       1994
                                                 ----       ----

Sales and service revenues....................   100.0%     100.0%
Cost of goods and services sold...............    69.5       69.8
Selling, general and administrative expenses..    31.6       27.0
Research and development expenses.............      .6        1.8
Interest expense..............................      .6         .3
Equity in unconsolidated subsidiary...........     1.3          -
Other income..................................     (.1)       (.4)
                                                 -----      -----
Income (loss) before income taxes.............    (3.5)       1.5
Provision for income taxes....................      .1          -
                                                 -----      -----
Net income (loss).............................    (3.6)%      1.5%
                                                 =====      =====

Year ended December 31, 1995 as compared to the year ended December 31, 1994

      The Company recorded a net loss of $553,000 for the year ended December 31, 1995, as compared to net income of $172,000 for the year ended December 31, 1994. The loss for 1995 was primarily attributable to the Company's efforts to expand its business and products domestically and internationally. Domestically, the Company incurred approximately $645,000 of net expenses during 1995, arising from new sales and technical personnel, product marketing expenses, equipment and other overhead and operating costs, in connection with the new VTS 1000/2000 product line, and in the operation of an in-house service bureau. Due to insufficient revenues and a change in marketing strategy, these products were discontinued by the end of 1995.

      The Company's international business development activities, which were centered principally in the PRC, negatively impacted operating results by approximately $774,000 for the year ended December 31, 1995, and by approximately $541,000 for the year ended December 31, 1994. These activities, as also described in Notes 8 and 11 of the Notes to Financial Statements included herein, principally focused on (i) the acquisition of a 50% interest in ATC, which was completed in May 1995, and (ii) developing strategic business relationships in China for the marketing of its voice processing products through the contemplated formation of a second joint venture company. Included in the above amount for 1995 were expenses of approximately $450,000 from the Company's funding of voice processing product development and marketing operations in China pursuant to its obligations under the Interim Agreement and JV Agreement, consisting of working capital provided, project management consulting fees, travel costs and demonstration products provided by the Company. These agreements were terminated in November, 1995 due to a lack of funds with which to capitalize the proposed joint venture. Also included were net expenses of approximately $244,000, consisting primarily of facility, personnel and other operating costs incurred in connection with the domestic acquisition, testing and storage of product slated for export to the PRC and other international markets.

      In conjunction with the termination of the Interim and JV Agreements, the Company reduced the scope of other international projects and, until such time as additional financing can be obtained, the Company expects to incur significantly reduced international business development expenditures.

      The Company's 1995 net loss also includes $81,000 of legal fees and related expenses incurred in connection with a proposed underwriting of securities which was terminated during the third quarter of 1995.

      Sales and service revenues for the year ended December 31, 1995 were $15,317,000, representing an increase of $3,530,000 or 30% from the comparable 1994 period. Telephone equipment sales and service revenues increased by $3,372,000 or 38% over 1994, resulting from (i) increased end user and wholesale sales levels, attributable to wider acceptance of the Company's products, and a larger and more experienced sales force, and (ii) $475,000 in equipment sales to ATC. Voice processing product sales and service revenues increased by $158,000 or 5% from 1994.

      Gross profit for the year ended December 31, 1995 increased by $1,115,000 to $4,672,000 (30.5% of revenues) from $3,557,000 (30.2% of revenues) in 1994. The increase in gross profit dollars was attributable to the increase in sales and service revenues, while the increased gross profit margin was attributable to a combination of higher selling prices and lower product costs on certain products sold during the current period, increased international sales at higher than average profit margins, and the favorable economies of allocating overhead costs over a larger sales base.

      Selling, general and administrative expenses for the year ended December 31, 1995 increased by $1,652,000 to $4,835,000 (32% of revenues) from
$3,183,000 (27% of revenues) for the year ended December 31, 1994. Approximately 27% of the increase was attributable to international voice processing product market development activities pursuant to the JV and Interim Agreements (as more fully described in Note 11 of the Notes to Financial Statements), including working capital provided, monthly retainer fees and travel expenses of outside consultants for international project management services, and the cost of demonstration products contributed by the Company. Approximately 45% of the increase was related to personnel costs attributable to (i) increased personnel and related costs associated with the start up of the service bureau and VTS-1000/2000 product offerings which were discontinued by the end of 1995, and (ii) increased compensation expenses, including increased sales commissions as a result of higher sales levels. Product marketing expenses increased by 6% primarily due to expanded marketing of voice processing products, and the Company incurred higher depreciation expense, bad debt expense and other overhead costs associated with the Company's increased sales and operating levels. In connection with the termination of a proposed underwriting of additional securities (see Note 7), the Company also charged $81,000 of legal fees and related expenses to SG&A in 1995. The Company currently projects that SG&A will represent a lower percentage of revenues in fiscal 1996.

      Research and development expenses ("R&D") for the year ended December 31, 1995 were $99,000, down 54% from $217,000 incurred in 1994. During 1994 the Company was engaged more extensively in R&D in connection with telephone systems and central office products for China, and in the development of the KASSIE and VTS-2000 call processing products for both domestic and international applications. During 1995 the Company allocated a higher percentage of its in-house technical resources to product support functions.

      Interest expense for the year ended December 31, 1995 was $99,000, up 148% from $40,000 incurred in 1994, due to higher average debt levels and higher weighted average interest rates on the Company's outstanding debt.

Year ended December 31, 1994 as compared to the year ended December 31, 1993

      Sales and service revenues for the year ended December 31, 1994 were $11,787,000, representing an increase of $5,496,000 or 87% from 1993 revenues. Sales of voice processing products accounted for $2,728,000 of the increase, attributable to the establishment of the Cobotyx Division. Telephone equipment sales revenues also increased by 44% over 1993 sales revenues, as end-user sales increased by $2,139,000 or 43%, and wholesale sales increased by $339,000 or 55%. The Company attributes these results to wider acceptance of the Company's products, a better trained sales force, and expanded wholesale sales efforts. Service revenues increased by $290,000 or 58%, primarily attributable to the Company's receipt of $204,000 from a local distribution plant study it conducted for the Romanian Ministry of Communications, under a grant from the U.S. Trade and Development Agency. Excluding revenues from this contract, service revenues otherwise increased by $86,000 or 17%, primarily attributable to increased repair and refurbishing revenues.

      Gross profit for the year ended December 31, 1994 increased by $2,136,000 to $3,557,000 (30.2% of revenues) from $1,421,000 (22.6% of revenues) for the year ended December 31, 1993. The increase was primarily attributable to the increase in voice processing product sales (which generate higher gross profit margins than telephone equipment sales) following the CCI acquisition, and the allocation of overhead costs over a larger revenue base. Excluding voice processing equipment sales, gross profit margins were otherwise 27% in 1994, up from 23% in 1993, principally due to the allocation of overhead costs over a larger sales base.

      Selling, general and administrative expenses ("SG&A") for the year ended December 31, 1994 were $3,183,000, representing an increase of $738,000 or 30% from 1993 SG&A. The increase consisted of (i) personnel, office and product marketing costs in the amount of $894,000 incurred in connection with the Company's entry into the voice processing products marketplace through the formation and staffing of the Cobotyx Division in January 1994 and (ii) $156,000 of incremental international market development costs, principally in personnel, consulting, and travel costs, partially offset by (iii) a $257,000 reduction in investor relations expenses and (iv) a $55,000 net reduction in all other expense categories. Investor relations expense in 1993 included a $313,000 non-cash charge resulting from the issuance of discounted stock options to two investor relations service companies which were engaged to increase investor awareness of the Company's products and services. Excluding this non-cash expense, investor relations expenses were otherwise $56,000 higher in 1994 than in 1993. SG&A decreased as a percentage of revenues to 27% in 1994 from 38.9% in 1993, due principally to the Company's 1994 revenue growth and resulting favorable operating economies of scale.

      Research and development expenses ("R&D") for the year ended December 31, 1994 were $217,000, representing an increase of $126,000 or 138% from 1993 R&D. The increase was attributable to the salaries of newly hired technicians and engineers and the costs of equipment to support the Cobotyx Division's product development efforts.

      Interest expense for the year ended December 31, 1994 was $40,000 representing a $21,000 or 34% decrease from 1993 interest expense, as a result of lower average debt levels and lower weighted average interest rates.

      Net income for the year ended December 31, 1994 was, as a result of the foregoing, $172,000 as compared to a net loss of $1,166,000 in 1993.

Liquidity and Capital Resources

      Net working capital at December 31, 1995 was $2,495,000, a decrease of $278,000 from the $2,773,000 of net working capital at December 31, 1994. The working capital ratio at December 31, 1995 was 1.9 to 1 as compared to 2.2 to 1 at December 31, 1994. The decrease in working capital and the related ratio was principally due to the operating loss and the increase in bank borrowings.

      Operating activities used $1,122,000 of cash in 1995, principally due to the operating loss, and increases in both accounts receivable and inventories in support of the Company's increased sales levels.

      Investing activities used $432,000 of cash in 1995, principally due to the Company's acquisition of a 50% ownership of ATC which required a $390,000 capital contribution.

      Financing activities provided $1,272,000 of cash in 1995, principally due to borrowings under the Company's revolving loan facility, and to proceeds from the exercise of warrants. On June 5, 1995, the Company entered into a one year renewable Commercial Loan and Security Agreement (the "Loan Agreement") with Affiliated Business Credit Corporation, replacing the Fleet Agreement, which provided for a $1.5 million revolving line of credit. Under the terms of the Loan Agreement, borrowings bear interest at the prime rate plus 1.5% on the greater of (i) the actual monthly loan balance or (ii) a minimum assumed monthly loan balance of $600,000. The Company may borrow against the aggregate of (i) 75% of eligible accounts receivable (domestic receivables less than 90 days old) and (ii) 25% of eligible inventory (up to a maximum inventory advance of $300,000), up to the maximum amount of the facility. Borrowings under the Loan Agreement are repayable upon demand, and are secured by all of the Company's assets. As of December 31, 1995, the unused credit line was approximately $48,000. The average and highest amounts borrowed under all credit facilities during the year ended December 31, 1995 was $880,000 and $1,479,000, respectively. The Company's borrowings are dependent upon the continuing generation of collateral, subject to its credit limit.

      On March 11, 1996, the Loan Agreement was extended to May 31, 1997, and the amount of the credit line was increased from $1.5 million to $2.0 million. The Loan Agreement was further amended to (i) temporarily increase the Eligible Inventory advance rate from 25% to 40% until May 31, 1996, followed by a gradual decline ranging from 2% to 1% per month, to return to 25% by February 1, 1997, (ii) temporarily increase the maximum inventory advance amount to $425,000 through May 31, 1996, followed by a gradual decline ranging from $25,000 to $12,500 per month, to return to $300,000 by February 1, 1997, and (iii) increase the minimum assumed monthly loan balance to $700,000.

      On March 13, 1996, the Company's newly formed subsidiary, Farmstead Asset Management Services, LLC, entered into a two year lease for approximately 70,100 square feet of warehouse and office space in Piscataway, New Jersey at a monthly rent of $24,827 commencing in April 1996. This facility will be used for the remarketing of used AT&T telephone and computer equipment, and for the provision of asset storage and management services. The Company estimates that the start-up costs of this new operation will approximate $350,000. See Note 12 of the Notes to Financial Statements.

      During 1995, the Company consumed a significant amount of its capital resources on the ATC acquisition, as well as on the pursuit of other international business development activities. As further described in Note 11 of the Notes to Financial Statements, the Company expected to participate in the formation of another PRC joint venture company in connection with the JV Agreement and Interim Agreement, but agreed to terminate said agreements, due to a lack of sufficient capital resources. The Company believes that it has sufficient capital resources to satisfy the working capital requirements of its current operations. The Company's intent, however, is to continue to seek opportunities to expand its business and product lines both domestically and internationally. The Company has recently reduced the scope of certain international projects, as previously stated, in order to conserve its capital resources, and such international projects will most likely require external sources of financing in order for the Company to proceed on the scale that it had previously pursued. The Company may also require additional external sources of financing in order to further expand its domestic business.

      Inflation has not been a significant factor in the Company's operations.

Item 7. Financial Statements

      The following report and financial statements of the Company are contained on the pages indicated:

                                                                        Page
                                                                        ----

Report of Deloitte & Touche LLP......................................   22
Balance Sheets - December 31, 1995 and 1994..........................   23
Statements of Operations - Years Ended December 31, 1995 and 1994....   24
Statement of Changes in Stockholders' Equity - Years Ended
 December 31, 1995 and 1994..........................................   24
Statements of Cash Flows - Years Ended December 31, 1995 and 1994....   25
Notes to Financial Statements........................................   26

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.


                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

      Incorporated by reference to the Company's proxy statement which the Company intends to file with the Securities and Exchange Commission within 120 days after the close of its fiscal year, except for the following:


                                            Year First
Name                                  Age   Elected      Position(s) Held
----                                  ---   ----------   ----------------

Directors:
----------
George J. Taylor, Jr.(2)..........    53    1984         Chairman of the Board, President, Chief
                                                         Executive Officer and Director

Robert G. LaVigne.................    44    1988         Vice President - Finance & Administration,
                                                         Chief Financial Officer, Secretary, Treasurer,
                                                         Director

Harold L. Hansen(1)(2)(3).........    66    1992         Director

Hugh M. Taylor(1)(2)(3)...........    52    1993         Director

Joseph J. Kelley(1)(2)(3).........    56    1995         Director

Other Executive Officers:
-------------------------

Alexander E. Capo.................    45    1987         Vice President - Marketing & Sales

Joseph A. Novak, Jr...............    53    1993         Vice President - Operations

Neil R. Sullivan..................    45    1994         Corporate Controller, General Manager,
                                                         Assistant Secretary

John G. Antonich..................    55    1996         General Manager, Cobotyx Division

-------------------
<F1> Member of the Audit Committee.
<F2> Member of the Compensation Committee.
<F3> Member of the Stock Option Committee.

      George J. Taylor, Jr. has been Chairman of the Board of Directors and Chief Executive Officer of the Company (including its predecessors) since 1984, and President since 1989. He was a director of FIC Acquisition Corporation (formerly Farmstead International Corporation) from 1988 until 1992, and was also the President of Lease Solutions, Inc. (formerly Farmstead Leasing, Inc.), a business products and automobile leasing company, from 1981 until it was dissolved in 1993. From 1977 to 1981, Mr. Taylor was Vice President - Marketing and Sales for National Telephone Company. He was one of the founders of the National Association of Telecommunication Dealers, has been a member of, or advisor to, its Board of Directors since its inception in 1986, and for two years served as its President and Chairman. Mr. Taylor is the brother of Mr. Hugh M. Taylor. Mr. Taylor is also a Director of ATC.

      Robert G. LaVigne was employed by the Company in March 1988 and has served in the capacities indicated above since July 1988. In addition, from January 1994 until October 1994 he served as General Manager of the domestic telephone equipment business unit. From 1985 to 1988 he was the Controller of Economy Electric Supply, Inc., a distributor of electrical supplies and fixtures. From 1982 to 1985 he was the Corporate Controller of Hi-G, Inc., a manufacturer of electronic and electromechanical components. Mr. LaVigne is a Certified Public Accountant, and was associated with the accounting firm of Arthur Young and Company from 1977 to 1982. Mr. LaVigne is also a Director of ATC.

      Harold L. Hansen, a director of the Company since 1992, is currently the President of Hansen Associates, a management and financial consulting firm founded by him in 1983. From November 1994 to April 1995 he was the President of H2O Environmental, Inc., an environmental and geotechnical services company. During 1993 and 1994 he was the President of Hansen Associates. Prior to 1983 Mr. Hansen served in various corporate executive capacities including Executive Vice President and Chief Operating Officer of Gestetner Corporation, Vice President and General Manager of the Office Products Division of Royal Business Machines and Vice President and General Manager of the Business Products Group of Saxon Industries.

      Hugh M. Taylor has been a director of the Company since July 1993. Since June 1994 he has served as a Managing Director of Newbury, Piret & Co., an investment banking firm located in Boston, MA. From 1993 to June 1994 he was the CEO, President and a director of the Berlin City Bank, Berlin, New Hampshire. From 1992 to 1993 he was the Executive Vice President of Fleet Bank of Massachusetts. From 1990 to 1992 he was the Executive Vice President and Chief Operating Officer of Fleet Bank of Boston. From 1973 to 1990 he was employed by the New England Merchants Bank, later the Bank of New England, where he held various executive management positions within the Commercial Banking Division, and the bank's venture capital subsidiary. Mr. Taylor is the brother of Mr. George J. Taylor, Jr.

      Joseph J. Kelley has been a director of the Company since April 1995. He has been involved in the telecommunications industry since 1963. He is currently President of East Haven Associates of Wellesley, in Wellesley, Massachusetts. The Company provides executive and technical support for European and Asian based communication companies seeking to expand market share in the U.S., as well as for U.S. companies seeking to expand internationally. During 1994, he was Group Vice President of NYNEX, responsible for the State of Massachusetts operations. From 1985 to 1994 he served in various executive level positions with NYNEX, or associated companies including Vice President - Operations of New England Telephone (1991
- 1993), Vice President - New England Telephone, Network Department (1990 -
1991), Corporate Director of Business Development, NYNEX Marketing (1988 -
1990) and Vice President of New England Telephone - Maine (1985 - 1988).

      Alexander E. Capo has been involved in the telephone industry since 1972. He has held the position of Vice President - Marketing and Sales since 1987. From 1985 to 1987 he was the Director of Sales for The Farmstead Group, Inc. Prior thereto he was a Sales Manager with the National Telephone Company.

      Joseph A. Novak, Jr. was employed by the Company in January 1990. He was appointed Vice President - Operations in July 1993, and since August 1995 has been in charge of warehouse and technical operations for the Company's international telephone equipment business. From 1990 to 1993 he was in charge of warehouse and technical operations for the domestic telephone equipment business unit. Prior to 1990, he was employed by AT&T for 28 years, serving in various operational and sales management capacities. Mr. Novak is also Vice General Manager and a Director of ATC.

      Neil R. Sullivan was employed by the Company in October 1994 as Corporate Controller and as General Manager of the domestic telephone equipment business unit, and in December 1994 was also appointed Assistant Secretary of the Company. From 1981 to 1994 he was employed by Zero Corporation ("Zero"), a manufacturer of cabinets, cooling equipment and containers for the electronics industry. Mr. Sullivan was Controller of various divisions of Zero from 1981 to 1991, and was Vice President/General Manager of the Zero-East division from 1991 to 1994.

      John G. Antonich was employed by the Company as Director of Sales in July 1993. In February 1996, he was appointed General Manager of the Cobotyx voice processing products division. From January 1991 to April 1993 he was an Account Executive with Quodata, a software manufacturer. For two years prior thereto he was a part owner of Accurate Data, a computer systems dealer.

Item 10. Executive Compensation

      Incorporated by reference to the Company's proxy statement which the Company intends to file with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      Incorporated by reference to the Company's proxy statement which the Company intends to file with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

Item 12. Certain Relationships and Related Transactions

      Incorporated by reference to the Company's proxy statement which the Company intends to file with the Securities and Exchange Commission within 120 days after the close of its fiscal year.


                                   PART IV

Item 13. Exhibits and Reports on Form 8-K

Exhibits: See Index to Exhibits on page 34.

Reports on Form 8-K: The registrant did not file any reports on Form 8-K during the fourth quarter of 1995.


                                 SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FARMSTEAD TELEPHONE GROUP, INC.

                                   By: /s/ George J. Taylor, Jr.
                                       George J. Taylor, Jr.
                                       Chairman of the Board, Chief
                                       Executive Officer and President


                                 Date: March 18, 1996


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                                Date
---------                     -----                                ----

/s/ George J. Taylor, Jr.     Chairman of the Board,               March 18, 1996
-------------------------     Chief Executive Officer,
    George J. Taylor, Jr.     and President
                              (Principal Executive Officer)

/s/ Robert G. LaVigne
-------------------------     Vice President - Finance and         March 18, 1996
    Robert G. LaVigne         Administration, Chief Financial
                              Officer and Director (Principal
                              Financial and Accounting Officer)

/s/ Harold L. Hansen          Director                             March 18, 1996
-------------------------
    Harold L. Hansen

/s/ Hugh M. Taylor            Director                             March 18, 1996
-------------------------
    Hugh M. Taylor

/s/ Joseph J. Kelley          Director                             March 18, 1996
-------------------------
    Joseph J. Kelley


                       REPORT OF DELOITTE & TOUCHE LLP

Deloitte &
  Touche LLP
------------              -----------------------------------------------------
                          City Place                  Telephone: (203) 280-3000
                          185 Asylum Street
                          Hartford, Connecticut 06103-3402

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Farmstead Telephone Group, Inc.
East Hartford, Connecticut

We have audited the accompanying balance sheets of Farmstead Telephone Group, Inc. as of December 31, 1995 and 1994, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Farmstead Telephone Group, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

March 8, 1996


                      FARMSTEAD TELEPHONE GROUP, INC.

                              BALANCE SHEETS
                        December 31, 1995 and 1994

(In thousands, except number of shares)                       1995       1994
-----------------------------------------------------------------------------

                                  ASSETS

Current assets:
  Cash and cash equivalents (Note 2)                          $  622     $  904
  Accounts receivable, less allowance for doubtful
   accounts of $121 in 1995 and $87 in 1994                    2,691      2,242
  Inventories                                                  1,946      1,696
  Other current assets                                           139        211
                                                              -----------------
      Total current assets                                     5,398      5,053
Property and equipment, net of accumulated depreciation and
 amortization of $326 in 1995 and $187 in 1994 (Note 3)          256        266
Investment in unconsolidated subsidiary (Note 8)                 201          -
Other assets                                                      54        105
                                                              -----------------
      Total assets                                            $5,909     $5,424
                                                              =================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank borrowings (Note 4)                                    $1,452     $  578
  Accounts payable                                             1,053      1,406
  Accrued expenses and other current liabilities                 398        296
                                                              -----------------
      Total current liabilities                                2,903      2,280
Other liabilities                                                  -         10
                                                              -----------------
      Total liabilities                                        2,903      2,290
Commitments and contingencies (Note 9)
Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares
   authorized; zero shares issued and outstanding                  -          -
  Common stock, $0.001 par value; 30,000,000 shares
   authorized; 21,238,676 and 20,398,947 shares issued
   and outstanding in 1995 and 1994, respectively                 21         20
  Additional paid-in capital                                   8,431      8,045
  Stock subscriptions receivable (Note 7)                          -        (38)
  Accumulated deficit                                         (5,446)    (4,893)
                                                              -----------------
      Total stockholders' equity                               3,006      3,134
                                                              -----------------
      Total liabilities and stockholders' equity              $5,909     $5,424
                                                              =================

               See accompanying notes to financial statements.


                       FARMSTEAD TELEPHONE GROUP, INC.

                          STATEMENTS OF OPERATIONS
                   Years Ended December 31, 1995 and 1994

(In thousands, except per share amounts)                      1995       1994
-----------------------------------------------------------------------------

Sales and service revenues                                    $15,317    $11,787
                                                              ------------------
Costs and expenses:
  Cost of goods and services sold                              10,645      8,230
  Selling, general and administrative expenses                  4,835      3,183
  Research and development expenses                                99        217
  Interest expense                                                 99         40
  Equity in unconsolidated subsidiary (Note 8)                    197          -
  Other income                                                    (14)       (58)
                                                              ------------------
      Total costs and expenses                                 15,861     11,612
                                                              ------------------
Income (loss) before income taxes                                (544)       175
Provision for income taxes                                          9          3
                                                              ------------------
Net income (loss)                                             $  (553)   $   172
                                                              ==================

Net income (loss) per share                                   $  (.03)   $   .01
                                                              ==================
Weighted average common and common equivalent shares
 outstanding (000's)                                           20,842     21,608
                                                              ==================


                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   Years Ended December 31, 1995 and 1994


                                     Common Stock        Additional   Stock sub-     Accum-
                                   -----------------     paid-in      scriptions     ulated
(In thousands)                     Shares     Amount     capital      receivable     deficit      Total
-------------------------------------------------------------------------------------------------------

Balance at December 31, 1993       19,251     $19        $7,625       $  -           $(5,065)     $2,579
Stock options exercised                29       -             7          -                 -           7
Warrants exercised                    119       -            59          -                 -          59
Private placements of stock         1,000       1           354        (38)                -         317
Net income                              -       -             -          -               172         172
                                   ---------------------------------------------------------------------
Balance at December 31, 1994       20,399      20         8,045        (38)           (4,893)      3,134
Warrants exercised                    840       1           419          -                 -         420
Private placements of stock             -       -           (33)        38                 -           5
Net loss                                -       -             -          -              (553)       (553)
                                   ---------------------------------------------------------------------
Balance at December 31, 1995       21,239     $21        $8,431       $  -           $(5,446)     $3,006
                                   =====================================================================

                See accompanying notes to financial statements.


                       FARMSTEAD TELEPHONE GROUP, INC.

                          STATEMENTS OF CASH FLOWS
                   Years Ended December 31, 1995 and 1994

(In thousands)                                                 1995       1994
------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income (loss)                                            $  (553)   $   172
  Adjustments to reconcile net income (loss) to net
   cash flows used in operating activities:
    Depreciation and amortization                                  158        114
    Gross profit deferred on sales to unconsolidated
     subsidiary                                                    171          -
    Equity in undistributed loss of unconsolidated
     subsidiary                                                     20          -
    Changes in operating assets and liabilities, net of
     effects from assets purchased from CCI in 1994:
      Increase in accounts receivable                             (449)    (1,420)
      Increase in inventories                                     (250)       (80)
      Decrease in other assets                                      16        140
      Increase (decrease) in accounts payable, accrued
       expenses and other current liabilities                     (235)       955
                                                               ------------------
    Net cash used in operating activities                       (1,122)      (119)
                                                               ------------------
Cash flows from investing activities:
  Purchases of property and equipment                             (108)      (194)
  (Increase) decrease in short-term investments                     75        (75)
  Investment in unconsolidated subsidiary (Note 8)                (399)         -
                                                               ------------------
    Net cash used in investing activities                         (432)      (269)
                                                               ------------------
Cash flows from financing activities:
  Payment of asset purchase obligation (Note 5)                      -       (375)
  Proceeds from short-term and long-term borrowings                874          -
  Repayments of short-term and long-term borrowings and
   capital lease obligation                                        (27)      (189)
  Proceeds from exercise of stock options and warrants, net        420         66
  Proceeds from sales of common stock, net                           5        317
                                                               ------------------
    Net cash provided by (used in) financing activities          1,272       (181)
                                                               ------------------
Net decrease in cash and cash equivalents                         (282)      (569)
Cash and cash equivalents at beginning of period                   904      1,473
                                                               ------------------
Cash and cash equivalents at end of period                     $   622    $   904
                                                               ==================

Supplemental schedule of non-cash financing and investing
 activities:
  Sale of common stock for subscription receivable             $     -    $    38
  Allocation of asset purchase obligation to assets acquired:
    Inventories                                                      -        350
    Fixed assets                                                     -         25
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                                       102         36
    Income taxes                                                     4          3

               See accompanying notes to financial statements.


                       FARMSTEAD TELEPHONE GROUP, INC.
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1. BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Operations

      Farmstead Telephone Group, Inc. (the "Company") is engaged in the Customer Premise Equipment ("CPE") segment of the telecommunications industry, principally as a secondary market reseller of used and/or refurbished AT&T business telephone parts and systems, and as a designer, manufacturer and supplier of proprietary voice (or "call") processing systems that provide automated call handling, voice and fax messaging, interactive voice response, automated call distribution and message notification functionality. The Company also provides equipment repair and refurbishing, inventory management, and other related value-added services. The Company sells its products and services to corporate end users, and to other dealers and distributors. CPE refers to equipment which resides at the customer's premises.

Accounting Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investment in Unconsolidated Subsidiary

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

Revenue

      Product sales revenues are recognized upon shipment. Revenues from other provided services are recognized as the service is provided.

Cash and Cash Equivalents

      The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Inventories

      Inventories are stated at the lower of cost or market. Cost is determined on an average basis, which approximates the first-in, first-out method.

Property and Equipment

      Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which range from three to five years. Maintenance, repairs and minor renewals are charged to operations as incurred.

Income Taxes

      The Company provides for income taxes under the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Income (Loss) Per Share

      Net income (loss) per share is based on the weighted average number of shares outstanding during each period. Fully diluted per share amounts are not shown for the periods in which the effect is immaterial or antidilutive. In calculating weighted average shares outstanding, all securities convertible into common stock, such as stock options, warrants, and units, are excluded if their effect on net income (loss) per share is antidilutive.

Reclassifications

      Certain December 31, 1994 balance sheet accounts have been reclassified in order to conform with the December 31, 1995 presentation.

New Accounting Pronouncement

      The Company has not adopted the recently issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation," ("SFAS 123") which is required to be adopted in the first quarter of 1996. The Company currently records compensation based on the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by SFAS 123. The Company is continuing to evaluate whether or not it will change to the recognition provisions of SFAS 123.

NOTE 2. CASH AND CASH EQUIVALENTS

      Cash and cash equivalents at December 31, 1995 and 1994 includes $100,000, invested in a money market fund, which has been pledged as collateral with Fleet Bank N.A. in connection with a letter of credit issued to one of the Company's vendors. The letter of credit expires March 31, 1996.

NOTE 3. PROPERTY AND EQUIPMENT

      As of December 31, the components of property and equipment were as follows (in thousands):


                                                   1995           1994
                                                   -------------------

At cost:
 Equipment                                         $ 402          $ 274
 Furniture and fixtures                               76             74
 Leasehold improvements                               46             47
 Leased equipment under capital lease (a)             58             58
                                                   --------------------
                                                     582            453
Less accumulated depreciation and amortization      (326)          (187)
                                                   --------------------
                                                   $ 256          $ 266
                                                   ====================

<Fa> The Company leased computer equipment under a noncancelable lease contract which expired in February 1996.

NOTE 4. BANK BORROWINGS

      In August 1993, the Company entered into a $750,000 Revolving Credit and Security Agreement ("Fleet Agreement") with Fleet Bank, N.A. for an initial term of twenty-two months expiring June 1995. Borrowings under the Fleet Agreement bore interest at 1% over the Prime Rate, were based upon 80% of eligible receivables (principally domestic receivables less than 90 days old) and 30% of eligible inventory (up to a maximum inventory advance of $225,000 or 30% of all outstanding borrowings). The Fleet Agreement was secured by the Company's assets and by the guarantee of the Connecticut Development Authority to the extent of 24% of the outstanding borrowings up to a maximum of $225,000. The Fleet Agreement contained covenants which, among other things, required the Company to maintain a minimum of $1 million of working capital, plus maintain specific liquidity and solvency ratios. The Company was in compliance with all covenants of the Credit Agreement at December 31, 1994, except that it did not meet its required debt service ratio of a minimum of 1.2 to 1, because it had negative cash flow from operations in 1994. In March 1995, the Company was granted a waiver of this covenant by the Bank. The Fleet Agreement also contained a $100,000 compensating balance requirement.

      On June 5, 1995, the Company entered into a one year renewable Commercial Loan and Security Agreement (the "Loan Agreement") with Affiliated Business Credit Corporation, replacing the Fleet Agreement, which provided for a $1.5 million revolving line of credit. Under the terms of the Loan Agreement, borrowings bear interest at the prime rate plus 1.5% on the greater of (i) the actual monthly loan balance or (ii) a minimum assumed monthly loan balance of $600,000. The Company may borrow against the aggregate of (i) 75% of eligible accounts receivable (domestic receivables less than 90 days old) and (ii) 25% of eligible inventory (up to a maximum inventory advance of $300,000), up to the maximum amount of the facility. Borrowings under the Loan Agreement are repayable upon demand, and are secured by all of the Company's assets. As of December 31, 1995, the unused credit line was approximately $48,000. The average and highest amounts borrowed under all credit facilities during the year ended December 31, 1995 was $880,000 and $1,479,000, respectively, as compared to $406,000 and $686,000, respectively, for 1994. The Company's borrowings are dependent upon the continuing generation of collateral, subject to its credit limit. The weighted average interest rate on the Company's outstanding debt was 11.0% for 1995 and 8.8% for 1994.

      On March 11, 1996, the Loan Agreement was extended to May 31, 1997, and the amount of the credit line was increased from $1.5 million to $2.0 million. The Loan Agreement was further amended to (i) temporarily increase the Eligible Inventory advance rate from 25% to 40% until May 31, 1996, followed by a gradual decline ranging from 2% to 1% per month, to return to 25% by February 1, 1997, (ii) temporarily increase the maximum inventory advance amount to $425,000 through May 31, 1996, followed by a gradual decline ranging from $25,000 to $12,500 per month, to return to $300,000 by February 1, 1997, and (iii) increase the minimum assumed monthly loan balance to $700,000.

NOTE 5. ACQUISITION

      As of January 24, 1994, the Company acquired certain assets of Cobotyx Corporation, Inc. ("CCI"), a designer, manufacturer and supplier of voice processing systems which was in proceedings for the reorganization of its business under Chapter 11 of the United States Bankruptcy Code, for a purchase price of $375,000. The assets acquired included technology and know-how, inventories, property and equipment, executory contract rights, the name "Cobotyx," and any other trademarks, tradenames, service marks, patents, patent applications, copyrights and other intangible property, and contractual rights relating thereto.

      Under the purchase method of accounting, the Company assigned a value of $350,000 to the inventories acquired from CCI, and $72,000 (which amount includes $47,000 of other direct acquisition costs, principally legal and accounting costs) to fixed assets. The allocation of the acquisition costs was based upon the fair value of the assets acquired. Because this transaction was made close to the beginning of 1994, pro forma results for 1994 were not considered necessary.

NOTE 6. STOCK OPTIONS

      The 1986 Key Employees and Key Personnel Stock Option Plan (amended in June 1988) permits the granting of options to purchase up to 400,000 shares of common stock. The options may be granted at no less than market value at the time of granting except, for a 10% or more stockholder, the exercise price shall not be less than 110% of market value. The plan terminates in October 1996. Options granted under this plan expire on various dates through 2002.

      The 1987 Key Employees and Key Personnel Stock Option Plan permits the granting of options to purchase up to 750,000 shares of common stock. The terms of this plan are the same as the 1986 Plan. The 1987 Plan terminates in March 1997. Options granted expire on various dates through 2000.

      The 1992 Stock Option Plan permits the granting of options to purchase up to 3,500,000 shares of common stock. The terms of this plan are essentially the same as the 1986 Plan. The Plan terminates in 2002, and options currently granted expire on various dates through 2005.

      A summary of transactions for these plans for each of the two years in the period ended December 31, 1995 is as follows:


                                                    1986 Plan                                   1987 Plan
                                      ---------------------------------------     ---------------------------------------
                                      Number of Shares     Option Price Range     Number of Shares     Option Price Range
                                      -----------------------------------------------------------------------------------

Outstanding at December 31, 1993      43,000               $.18 - 1.00            116,000              $.16 - .17
  Granted                                  -                         -                  -                       -
  Exercised                           (5,000)                      .22            (16,000)                    .16
  Canceled or lapsed                  (1,500)                      .18                  -                       -
                                      ---------------------------------------------------------------------------
Outstanding at December 31, 1994      36,500               $.16 - 1.00            100,000              $      .16
  Granted                                  -                         -                  -                       -
  Exercised                                -                         -                  -                       -
  Canceled or lapsed                  (5,000)                      .22                  -                       -
                                      ---------------------------------------------------------------------------
Outstanding at December 31, 1995      31,500               $.16 - 1.00            100,000              $      .16
                                      ===========================================================================

As of December 31, 1995:
  Exercisable                         31,500               $.16 - 1.00            100,000              $      .16
  Available for future grant          25,000                                       45,000


                                                    1992 Plan
                                      ---------------------------------------
                                      Number of Shares     Option Price Range
                                      ---------------------------------------

Outstanding at December 31, 1993        624,500            $.48 - 1.47
  Granted                               925,000             .63 - 1.61
  Exercised                              (7,500)                   .48
  Canceled or lapsed                    (40,000)            .86 - 1.47
                                      --------------------------------
Outstanding at December 31, 1994      1,502,000             .48 - 1.61
  Granted                             1,160,000             .25 -  .52
  Exercised                                   -                      -
  Canceled or lapsed                   (145,000)            .38 - 1.34
                                      --------------------------------
Outstanding at December 31, 1995      2,517,000            $.25 - 1.18
                                      ================================

As of December 31, 1995:
  Exercisable                           949,500            $.38 - 1.18
  Available for future grant            955,917

      On June 7, 1995, the Company's Board of Directors amended the exercise price of all outstanding options granted to employees and directors as of that date. The exercise prices, if higher, were reduced to $.42 per share, representing the fair market value of the common stock on that date. For owners of 10% or more of the common stock, the exercise price was reduced to 110% of the fair market value.

      An officer of the Company has an exercisable option to purchase 75,000 shares of common stock at $.156 per share pursuant to a 1990 grant outside of the above listed option plans.

      In 1989, an option to purchase 100,000 shares of common stock at $1.00 per share was granted to Chancellor Corporation as consideration for entering into a lease financing and remarketing agreement. During 1993, options for 46,875 shares were exercised. The remaining options expired in March 1994.

      In June 1992, the Company granted a five year option to purchase up to 290,909 shares of common stock to The Wall Street Group, Inc. in conjunction with a public relations service agreement. The exercise price was $.34 per share, which represented the fair market value of the common stock at the grant date. No options have been exercised, and the options are fully exercisable as of December 31, 1995.

NOTE 7. STOCKHOLDERS' EQUITY

      In 1986, 416,663 warrants were issued in conjunction with the formation of the Company, each warrant entitling the holder to purchase one-half share of common stock at a price of $2.00 per share, expiring April 30, 1992 (which were further modified and extended as noted below).

      In May 1987, the Company sold 3,313,630 units in its initial public offering, each unit consisting of one share of common stock and a detachable unit warrant (together with the warrants issued in 1986, hereinafter referred to as "Public Warrants") entitling the holder to purchase one-half share of common stock at a price of $2.00 per share, expiring April 30, 1992. Pursuant to the underwriting agreement the Company issued to its underwriters options ("Underwriters Options") to purchase 331,363 of the Company's units, exercisable at $1.68 per unit through April 13, 1992.

      Since May 1987, the Company has periodically extended and modified both the Public Warrants and the Underwriters Options. Currently, both are due to expire on June 30, 1996. The Public Warrants are exercisable at $2.00 per share, and entitle the holder to acquire one share of common stock for each warrant tendered. They are subject to redemption by the Company on thirty days written notice at a price of $.05 per warrant, if the bid price for the common stock is $3.00 or higher per share for ten consecutive business days. The Underwriters Option is exercisable at $1.68 per unit, entitling the holder to acquire one share of common stock and a warrant, exercisable at $2.00 per share, to purchase one share of common stock.

      During the year ended December 31, 1995, 839,729 Public Warrants were exercised, raising approximately $420,000. As of December 31, 1995, there were 1,835,727 Public Warrants outstanding.

      On April 18, 1994, the Company entered into agreements with Universal Solutions, Inc. ("USI") and Pyramid Holdings, Inc. ("PHI"), both of which are unaffiliated with the Company, pursuant to which each company subscribed for the purchase of 500,000 shares of the Company's common stock at a subscription price of $0.65 per share. By further agreement dated as of May 20, 1994, the subscription agreements were amended to fix the price per share at 57.8 percent of the average of the high and low bid price of the Company's common stock as of the date the registration of the purchased stock is declared effective by the Securities and Exchange Commission, subject to a minimum price of $0.45 and a maximum price of $0.75 per share. On February 3, 1995, the registration of these shares was declared effective, and a $0.45 per share subscription price was determined. As of December 31, 1994, the Company had received an aggregate of $375,000, and was holding the restricted shares in escrow, pending a determination of the final subscription price and full payment thereof.
In March 1995 the Company made a business decision to reduce the $75,000 balance owed for the shares by $37,500 in consideration of the length of the registration process, and the further deterioration of the Company's stock price. Included in stockholders' equity at December 31, 1994 is a subscriptions receivable balance of $37,500, representing the adjusted remaining subscription price receivable, which was paid in full in March 1995.

      On October 31, 1995 the Company entered into an agreement ("Financing Agreement") with the Robert S. Dorfman Company, Inc. ("Dorfman") to provide investment banking services for the Company. In connection therewith, Dorfman was granted a warrant to purchase 20,000 shares of common stock at $.01 per share. In addition, Dorfman will be issued warrants to purchase up to an additional 80,000 shares of common stock at $.01 per share contingent upon the completion of certain financing proposals as specified in the Financing Agreement.

NOTE 8. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

      On December 31, 1994, the Company entered into an agreement to purchase D.W. International, Ltd.'s ("DWI") 50% ownership interest in Beijing Antai Communication Equipment Co., Ltd. ("ATC"), for a purchase price of $100. The purchase transaction was completed effective May 30, 1995 upon receipt of Chinese government approvals. ATC, located in Beijing, Peoples Republic of China ("PRC"), was formed in October 1992 as a Joint Venture Enterprise , and is also owned 50% by Beijing Aquatic Product Inc., a registered company in the PRC. DWI is a Delaware Corporation owned 50% by Mr. Da Wei Wu, who serves as General Manager of ATC. ATC, previously a distributor for the Company in the PRC, markets, assembles, manufactures, installs and services the Company's central office, PBX and signaling interface products which have been developed for use in the PRC. ATC also distributes and installs local telecommunications transmission systems and home and business alarm systems, however their historical operations prior to the Company's acquisition have been insignificant.

      Under Chinese laws governing equity joint ventures, the Company also made a $390,000 capital contribution to ATC to complete the $500,000 original capital contribution requirement of the foreign party to the joint venture. The acquisition costs exceeded the underlying equity in the net assets of ATC by approximately $190,000 which will be amortized on a pro rata basis over the remaining 17 year term of the joint venture.

      Summarized financial information on ATC for 1995 from the date of the Company's acquisition is as follows ($000's):



                       Sales revenues             $ 15
                       Gross profit                  8
                       Net loss                    (41)

      The following table shows the changes in the Company's investment in unconsolidated subsidiary ($000's):


      Investment at December 31, 1994                                     $   -
      Capital contribution, including other direct acquisition costs        399
      Equity in unconsolidated subsidiary:
        Deferred gross profit on sales to subsidiary                       (171)
        Equity in net losses                                                (20)
        Amortization of excess of cost over equity in net assets             (6)
                                                                          -----
     Investment at December 31, 1995                                      $ 201
                                                                          =====

NOTE 9. LEASES AND OTHER COMMITMENTS AND CONTINGENCIES

      The Company leases, on a month-to-month basis, (i) approximately 29,000 square feet of office and warehouse space in East Hartford, Connecticut which it uses for its principal executive and administrative offices and its telephone equipment operations and (ii) approximately 6,000 square feet of office space in Danbury, Connecticut, which it uses for its voice processing products division. Rent expense was $ 201,000 in 1995 and $185,000 in 1994.

      On March 13, 1996, the Company's newly formed subsidiary, Farmstead Asset Management Services, LLC, entered into a two year lease for approximately 70,100 square feet of warehouse and office space in Piscataway, New Jersey at a monthly rent of $24,827 commencing in April 1996. This facility will be used for the remarketing of used AT&T telephone and computer equipment, and for the provision of asset storage and management services.

NOTE 10. INCOME TAXES

      Current income tax expense attributable to income from continuing operations consists of state tax expense of $ 9,000 in 1995 and $3,000 in 1994. There was no deferred federal or state tax expense in either of those years.

      Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income from continuing operations as a result of the following (in thousands):


                                                          1995           1994
                                                          -------------------

Computed "expected" tax expense (benefit)                 $(185)         $ 45
Increase (reduction) in income taxes resulting from:
  Amortization of goodwill                                   10            10
  State and local income taxes, net of federal
   income tax benefit                                         6             2
  Unutilized loss of foreign subsidiary                       7            28
  (Realized) Unrealized benefit of operating loss
   carryforwards                                            164           (91)
  Other                                                       7             9
                                                          -------------------
                                                          $   9          $  3
                                                          ===================

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1995 and 1994 are as follows (in thousands):


                                                          1995          1994
                                                          ------------------

Deferred tax assets:
  Accounts receivable, principally due to allowance
   for doubtful accounts                                  $    65       $    27
  Inventories, principally due to additional costs
   inventoried for tax purposes pursuant to the
   Tax Reform Act of 1986                                      77            19
  Net operating loss and capital loss carryforwards         1,301         1,417
  Other                                                        32            28
                                                          ---------------------
    Total gross deferred tax assets                         1,475         1,491
    Less valuation allowance                               (1,475)       (1,491)
                                                          ---------------------
    Net deferred tax assets                               $     -       $     -
                                                          =====================

Deferred tax liabilities                                  $     -       $     -
                                                          =====================

      The valuation allowance is considered necessary due to the Company's past history of operating losses. The remaining net deferred tax assets have been reduced to the amount which management believes is more likely than not to be realized.

      The Company has net operating loss carryforwards for federal income tax purposes of approximately $3,594,000 of which approximately $550,000 is subject to an annual limitation imposed by the Tax Reform Act of 1986, due to the change in ownership which occurred during 1987. No federal income tax provision has been made in the accompanying financial statements because of the presence of net operating loss carryforwards. These carryforwards expire on various dates through 2009.

NOTE 11. BUSINESS DEVELOPMENTS

      On July 27, 1995, the Company entered into a Joint Venture Agreement ("JV Agreement") with Asia-Pacific Services, Inc. of Atlanta, Georgia ("APSI") and Beijing Taikang Telecommunications, Inc., owned and operated by the Planning and Research Institute of the Ministry of Posts and Telecommunications, PRC ("Taikang"). The purpose of the joint venture ("JV") was to be the assembly and marketing in the Chinese market and certain international markets of voice processing equipment and software, including all of the Company's current voice processing products. On July 27, 1995 the Company also entered into an agreement ("Interim Agreement") with these same parties for the provision of product marketing and other business organization activities in advance of the startup of the JV. For the year ended December 31, 1995, the Company incurred expenses pursuant to these agreements of approximately $450,000, consisting of working capital provided, project management consulting fees, travel costs and demonstration products provided by the Company.

      As a result of the Company's inability to fund the $1 million initial capital contribution requested by Taikang, on November 1, 1995 the Company and Taikang agreed to terminate both the JV Agreement and the Interim Agreement.

NOTE 12. SUBSEQUENT EVENTS

      Effective February 29, 1996, the Company purchased from AT&T Systems Leasing Corporation, a subsidiary of AT&T Capital Corporation, certain assets of its discontinued Asset Recovery Center ("ARC") for a purchase price of $250,000. Prior to its closing in January 1996, the ARC primarily operated to service AT&T affiliates in the orderly disposition, by way of consignment sales arrangements, of excess, overstocked and end-of-life telecommunications, computer and data transmission equipment. The assets acquired consisted primarily of warehouse equipment, vehicles, computer and office equipment, and inventory. The Company concurrently formed a subsidiary corporation, Farmstead Asset Management Services, LLC (FAMS"), which will use the purchased assets to start up a similar operation in Piscataway, New Jersey. The Company intends to attempt to re-establish certain of the relationships that the ARC enjoyed, however, no assurances can be given that it will be able to do so. The Company believes that the operations of FAMS will provide it with an opportunity to develop new sources of equipment for resale to its existing customers, as well as to other wholesalers in the telephone, data and computer secondary markets, and internationally.

                              INDEX TO EXHIBITS

      Registrant hereby incorporates by reference the following documents filed as part of the S-18 Registration Statement of the Company's securities declared effective on April 13, 1987 (File No. 3-9556B).

    3(a)   Certificate of Incorporation.

    3(b)   By-Laws.

    4(a)   Form of Unit Warrant.

    4(b)   Amended Form of Underwriter's Option.

    4(c)   1986 Key Employees and Key Personnel Stock Option Plan.

    4(d)   1987 Key Employees and Key Personnel Stock Option Plan.

   10(i)   Agreement between the Company and AT&T.

      Registrant hereby incorporates by reference the following exhibits filed with the Registrant's Annual Report for the year ended December 31, 1988 on Form 10-K:

   10.5    Amendment to the 1986 Key Employees and Key Personnel
           Stock Option plan previously filed as Exhibit No. 4(c) in the Form S-18 Registration Statement of Farmstead Telephone Group, Inc. declared effective on April 3, 1987.

   10.6    Amendment to the 1987 Key Employees and Key Personnel
           Stock Option Plan previously filed as Exhibit No. 4(d) in the Form S-18 Registration Statement of Farmstead Telephone Group, Inc. declared effective on April 13, 1987.

      Registrant hereby incorporates by reference the following exhibits filed as part of the S-3 Registration Statement of the Company's securities declared effective on July 3, 1991 (File No. 33-41442)

    4      Form of Private Placement Warrant

      Registrant hereby incorporates by reference the following exhibits filed with the Registrant's Annual Report for the year ended December 31, 1991 on Form 10-K:

   10.12 Certificate of Amendment of Certificate of Incorporation of Farmstead Telephone Group, Inc., dated July 10, 1991.

      Registrant hereby incorporates by reference the following exhibits filed with the Form S-3 Registration Statement of the Company's securities declared effective on October 29, 1992 (Registration No. 33-50432):

    4(a) Resolutions adopted by Unanimous Written Consent of the Company's Board Of Directors dated as of July 9, 1992 amending terms of Warrants and Underwriter's Options.

   10(e) Agreement dated June 25, 1992 between the Company and The Wall Street Group, Inc.

      Registrant hereby incorporates by reference the following exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992:

    4(e)   1992 Stock Option Plan.

      Registrant hereby incorporates by reference the following exhibits filed as part of the Form S-8 Registration Statement filed May 13, 1993 (Registration No. 33-62574):

    4.1    Consulting Agreement between Farmstead Telephone Group,
           Inc. and Universal Solutions, Inc. dated as of March 30, 1993.

    4.2    Consulting Agreement between Farmstead Telephone Group,
           Inc. and Investors Resource Services, Inc. dated as of March
           30, 1993.

      Registrant hereby incorporates by reference the following exhibits filed as part of Form 10-Q for the quarter ended September 30, 1993:

   10.16   Revolving Credit and Security Agreement between Fleet
           Bank, N.A. and Farmstead Telephone Group, Inc. dated August
           27, 1993.

   10.17 Revolving Credit Note dated August 27, 1993, in the principal amount of $750,000.

      Registrant hereby incorporates by reference the following exhibits filed as part of Form 8-K dated February 9, 1994:

    2.1 Asset Purchase Agreement dated January 24, 1994 by and between Farmstead Telephone Group, Inc. and Cobotyx
           Corporation, Inc.

    2.2 Promissory Note dated January 24, 1994, payable to Cobotyx Corporation, Inc.

      Registrant hereby incorporates by reference the following exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993:

   10.20   Summary compensation arrangements for named executives.1

      Registrant hereby incorporates by reference the following exhibits filed as part of Amendment No. 1, dated March 28, 1994, to Form 8-K dated February 9, 1994:

    2.3 Cobotyx Corporation, Inc. Financial Statements as of December 31, 1992 and 1991 Together With Auditors' Report.

    2.4    Cobotyx Corporation, Inc. Financial Statements as of
           December 31, 1991 Together With Auditors' Report.

      Registrant hereby incorporates by reference the following exhibits filed as part of Form SB-2 , dated December 8, 1994 (Registration No. 33-87134):

   10.1 Subscription Agreement between Farmstead Telephone Group, Inc. and Universal Solutions, Inc., dated April 18, 1994 ("USI Agreement").

   10.1.1  Amendment No. 1 to USI Agreement.

   10.2    Subscription Agreement between Farmstead Telephone Group,
           Inc. and Pyramid Holdings, Inc., dated April 18,    1994 ("PHI
           Agreement").

   10.2.1  Amendment No. 1 to PHI Agreement.

   10.3 Agreement between Farmstead Telephone Group, Inc. and HIA Ltd., dated April 19, 1994. (Terminated)

   10.4    Employment Contract for George J. Taylor, Jr.

      Registrant hereby incorporates by reference the following exhibits filed as part of Form SB-2 , Amendment No. 1, dated January 21, 1995 (Registration No. 33-87134):

   10.5    Consulting Agreements with Hansen Associates.

   10.6    Agreement between Farmstead Telephone Group, Inc. and
           Taikang Telecommunication Technology Company, dated November 15, 1994. (Terminated)

   10.7    Stock Purchase Agreement between Farmstead Telephone
           Group, Inc. and DW International Ltd., dated December 31,
           1994.

      Registrant hereby incorporates by reference the following exhibit filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994:

   10.1 Agreement dated March 8, 1995 by and among Farmstead Telephone Group, Inc., Taikang Telecommunication Technology Company of Planning and Research Institute of the Ministry of Posts and Telecommunications, Comprehensive Service Development Center of the Great Hall of the People, and Asia-Pacific Services, Inc. (Terminated)

   10.2    Letter of Intent dated March 8, 1995 by and among
           Farmstead Telephone Group, Inc., Taikang Telecommunication Technology Company of Planning and Research Institute of the Ministry of Posts and Telecommunications, Comprehensive Service Development Center of the Great Hall of the People, and Asia-Pacific Services, Inc. (Terminated)

   10.3    Summary compensation arrangements for Named Executive.

      Registrant hereby incorporates by reference the following exhibits filed with the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1995:

   10.1 Employment Agreement dated May 19, 1995, between Farmstead Telephone Group, Inc. and Peter Buswell

   10.2    Commercial Revolving Loan and Security Agreement dated
           June 5, 1995, between Farmstead Telephone Group, Inc. and Affiliated Business Credit Corporation

   10.3 Contract for Beijing Antai Communication Equipment Company Ltd., dated September 23, 1992

      The following exhibits are filed herewith:

   10.1    Letter agreement dated March 11, 1996, amending the
           Commercial Revolving Loan and Security Agreement dated June
           5, 1995 between Farmstead Telephone Group, Inc. and Affiliated Business Credit Corporation.

   11      Statement re: Computation of per share earnings.

   21      Subsidiaries of Small Business Issuer