Form 10QSB
period 1996-03-31
FARMSTEAD TELEPHONE GROUP INC
filed 1996-05-14
CIK 804331

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------



                                  Form 10-QSB



[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 1996

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act


      For the transition period from _________ to __________


                              -------------------

                        Commission File Number: 0-15938

                              -------------------



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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the issuer's $.001 par value Common Stock was 21,238,676 shares as of March 31, 1996


Transitional Small Business Disclosure Format:    Yes  [ ]   No  [X]




                        TABLE OF CONTENTS TO FORM 10-QSB


                         PART I. FINANCIAL INFORMATION


                                                                       Page
                                                                       ----

Item 1.   Financial Statements:

          Consolidated Balance Sheets - March 31, 1996 and
          December 31, 1995                                              3

          Consolidated Statements of Operations - Three Months Ended
          March 31, 1996 and 1995                                        4

          Consolidated Statements of Cash Flows - Three Months Ended
          March 31, 1996 and 1995                                        5

          Notes to Consolidated Financial Statements                     6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      7


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings                                              9

Item 2.   Changes in Securities                                          9

Item 3.   Defaults Upon Senior Securities                                9

Item 4.   Submission of Matters to a Vote of Security Holders            9

Item 5.   Other Information                                              9

Item 6.   Exhibits and Reports on Form 8-K                               9

Signatures                                                              10



                                     PART I

                        FARMSTEAD TELEPHONE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                March 31,    December 31,
(In thousands, except number of shares)                           1996           1995
- -----------------------------------------------------------------------------------------
                                                                (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                                     $   283      $   622
  Accounts receivable, less allowance for doubtful accounts       2,815        2,691
  Inventories                                                     2,348        1,946
  Other current assets                                              598          139
                                                                --------------------
      Total current assets                                        6,044        5,398

Property and equipment, net of accumulated depreciation and
 amortization                                                       449          256

Investment in unconsolidated subsidiary                             189          201
Other assets                                                        131           54
                                                                --------------------
      Total assets                                              $ 6,813      $ 5,909
                                                                ====================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank borrowings                                               $ 1,862      $ 1,452
  Accounts payable                                                1,219        1,053
  Accrued expenses and other current liabilities                    394          398
                                                                --------------------
      Total current liabilities                                   3,475        2,903
                                                                --------------------
Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares
   authorized; no shares issued and outstanding                       -            -
  Common stock, $0.001 par value; 30,000,000 shares
   authorized; 21,238,676 shares issued and outstanding              21           21
  Additional paid-in capital                                      8,431        8,431
  Accumulated deficit                                            (5,114)      (5,446)
                                                                --------------------
      Total stockholders' equity                                  3,338        3,006
                                                                --------------------
      Total liabilities and stockholders' equity                $ 6,813      $ 5,909
                                                                ====================


        See accompanying notes to consolidated financial statements.



                       FARMSTEAD TELEPHONE GROUP, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                 Three Months Ended March 31, 1996 and 1995


(In thousands, except per share amounts)               1996        1995
- --------------------------------------------------------------------------

Net sales and service revenues                         $ 4,122     $ 3,713
Cost of revenues                                         2,916       2,543
                                                       -------------------
Gross profit                                             1,206       1,170
                                                       -------------------
Operating expenses:
  Selling, general and administrative expenses           1,085       1,142
  Research and development expenses                         34           6
                                                       -------------------
      Total operating expenses                           1,119       1,148
                                                       -------------------
Operating income                                            87          22
Interest expense                                           (30)        (14)
Equity in loss of unconsolidated subsidiary                (12)          -
Other income                                               292           4
                                                       -------------------
Income before income taxes                                 337          12
Provision for income taxes                                   5           6
                                                       -------------------
Net income                                             $   332     $     6
                                                       ===================

Net income per share                                   $   .02     $     *
                                                       ===================
Weighted average common and common equivalent
 shares                                                 21,425      20,677
                                                       ===================

- -------------------
<F1> *  Less than one-half cent.

          See accompanying notes to consolidated financial statements.



                        FARMSTEAD TELEPHONE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                   Three Months Ended March 31, 1996 and 1995


(In thousands)                                              1996      1995
- ---------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                                                $ 332     $   6
  Adjustments to reconcile net income to net cash flows
   used in operating activities:
    Depreciation and amortization                              30        34
    Equity in undistributed loss of unconsolidated
     subsidiary                                                12
    Changes in operating assets and liabilities:
      Increase in accounts receivable                        (124)     (148)
      Increase in inventories                                (402)     (487)
      Increase in other assets                               (537)      (59)
      Increase (decrease) in accounts payable, accrued
       expenses and other liabilities                         162       (80)
                                                            ---------------
      Net cash used in operating activities                  (527)     (734)
                                                            ---------------

Cash flows from investing activities:
  Purchases of property and equipment                        (222)      (41)
                                                            ---------------
      Net cash used in investing activities                  (222)      (41)
                                                            ---------------

Cash flows from financing activities:
  Proceeds from short-term  borrowings                        410       172
  Repayments of short-term borrowings and  capital
   lease obligation                                             -        (6)
  Proceeds from sales of common stock, net                      -         4
                                                            ---------------
      Net cash provided by financing activities               410       170
                                                            ---------------

Net decrease in cash and cash equivalents                    (339)     (605)
Cash and cash equivalents at beginning of period              622       904
                                                            ---------------
Cash and cash equivalents at end of period                  $ 283     $ 299
                                                            ===============


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Interest                                                $  30     $  13
    Income taxes                                                5         4


          See accompanying notes to consolidated financial statements.



                        FARMSTEAD TELEPHONE GROUP, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

      The interim financial statements for 1996 are presented on a consolidated basis (see Note 3), consisting of the accounts of Farmstead Telephone Group, Inc. and its majority-owned subsidiaries (the "Company"). The interim financial statements presented herein are unaudited, however in the opinion of management reflect all adjustments, consisting of adjustments that are of a normal recurring nature, which are necessary for a fair statement of results for the interim periods. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

      Beginning in 1996, the Company has changed the presentation format of the Consolidated Statement of Operations to provide more detailed information for the readers of this statement. Comparative amounts for 1995 have also been conformed to this presentation format.


NOTE  2.   OTHER ASSETS

      As part of a class action lawsuit settlement in 1995, AT&T was required to issue approximately 4.2 million $50 face value coupons to the class action members. The coupons are freely transferable and are redeemable against the cost of certain specified AT&T telephone system products or maintenance services purchased during the period May 1, 1995 through June 1, 1997. In 1996, the Company began purchasing coupons in the marketplace at a discount to their face value and redeeming them with AT&T subject to a maximum discount of 20% of the purchase price up to a $2,500 maximum discount per transaction. The Company's accounting policy is to record income in the period in which it can determine the amount of rebate it has earned, in an amount equal to the excess of the face value of the coupons used over the acquisition cost of the coupons. During the three months ended March 31, 1996, the Company recorded $280,000 as other income from the application of coupons to prior period purchases. Rebates earned on current year purchases are recorded in cost of sales after the related products are sold. Included in other assets at March 31, 1996 are rebates receivable in the total amount of $381,000.


NOTE  3.  FORMATION OF  SUBSIDIARY

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


NOTE 4.  SUBSEQUENT EVENT

      On April 22, 1996, the Company entered into a letter of intent with an underwriter which, as presently structured, contemplates the issuance and public sale of one million Units, each Unit to consist of one share of Common Stock, one Redeemable A Warrant and one Redeemable B Warrant (collectively the "Securities" or the "Units"). For a thirty day period following the Offering Record Date as defined below, the Company's stockholders (the "Eligible Stockholders") will be given a non-transferable preferential right (the "Right") to purchase Units in an amount equivalent to their proportional ownership of the Company's common stock as of the Offering Record Date. Eligible Stockholders are defined as all stockholders of record on the date of the issuance of a Prospectus describing the offering of the Securities (the "Offering Record Date"). Eligible Stockholders will also have the right to indicate their interest to purchase additional Units, subject to availability. All Units not purchased in the rights offering will be offered, on a firm commitment basis, by the underwriter.

      As a prerequisite for the proposed public offering, the underwriter is requiring that prior to the Effective Date of the offering, the Company obtain stockholder approval and implement a 1 for 10 reverse stock split. If the Company obtains stockholder approval at its June 13, 1996 annual meeting of stockholders, the Board of Directors will be authorized to implement a reverse split in any desired amount such as, for example, one for five, one for fifteen, et cetera.

      Any reverse split would be implemented in the discretion of the Board of Directors irrespective of whether the underwriter for the offering is the current underwriter with whom the Company is presently working with or any other underwriter which requires a reverse split as a prerequisite to an offering. If the application of the ratio causes any stockholder to have a fractional share of stock, such share will be rounded up to the next highest whole share.

      The Company intends to use the proceeds of this proposed offering to expand the Company's business, both domestically and internationally, which could include the acquisition of other businesses. Until specific opportunities are presented, the Company cannot determine in any greater detail how the proceeds of any offering will be used. No assurance can be given that the final terms and structure of the proposed offering will be as described


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

      Sales and service revenues for the three months ended March 31, 1996 were $4,122,000, representing an increase of $409,000 or 11% from the comparable 1995 period. The increase was attributable to the Company's telephone equipment products and services, which were up by 25% over the comparable prior year period, partially offset by a 34% decrease in sales of voice processing products and services due to the expiration of the Company's contract with AT&T in February 1996. Revenues from telephone equipment sales and services accounted for 84% of consolidated revenues for the three months ended March 31, 1996 (74% in the comparable 1995 period), while revenues from voice processing product sales and services accounted for 15% of consolidated revenues in 1996 (26% in 1995). The Company's newly formed subsidiary, FAMS, began partial operations in February 1996 , and its sales of used telecommunications and computer equipment accounted for 1% of consolidated first quarter 1996 revenues. This new operation is expected to contribute a higher percentage of consolidated revenues as it becomes fully operational during the second quarter of 1996.

      Gross profit for the three months ended March 31, 1996 was 29% of revenues as compared to 32% of revenues for the comparable prior year period. The decrease was attributable to product sales mix, and to increased product acquisition costs on certain telephone system parts. As a re-seller of used telephone equipment, the nature of the Company's business is such that product acquisition costs continually fluctuate based upon the source of supply, availability of such equipment in the marketplace and on market demand, as well as on the mix of products sold during the reporting period. The Company is not aware of any market conditions which would cause gross profit margins to significantly fluctuate from current levels.

      Selling, general & administrative expenses for the three months ended March 31, 1996 were $1,085,000 (26% of revenues) as compared to $1,142,000 (31%
of revenues) for the comparable  1995 period.  The decrease was  attributable to
(i) international market development costs of approximately $100,000 which were incurred solely in the 1995 period pursuant to certain joint venture agreements which were terminated in November 1995 and (ii) approximately $98,000 of costs associated with the 1995 operation of an in-house service bureau and the marketing of the new VTS-1000/2000 product line, both of which were discontinued by the end of 1995. These decreases were offset by the operating expenses of FAMS which began operations in February 1996, and by higher salaries and sales commissions, bad debt expenses and other operating costs associated with the Company's increased business volume.

      Other income for the three months ended March 31, 1996 was $292,000 as compared to $4,000 for the comparable 1995 period. Included in other income for 1996 was $280,000 of rebates from AT&T as more fully described in Note 2.


Liquidity and Capital Resources

      Net working capital at March 31, 1996 was $2,569,000, a 3% increase over the $2,495,000 of net working capital at December 31, 1995. The working capital ratio at March 31, 1996 was 1.7 to 1 as compared to 1.9 to 1 at December 31, 1995.

      Operating activities used $527,000 of cash during the three months ended March 31, 1996, principally as a result of (i) a $537,000 increase in other assets, of which amount $381,000 represents rebates receivable from product purchases (see Note 2), and (ii) a 21% increase in inventories as the Company increased its stocking levels on certain telephone products.

      Investing activities used $222,000 of cash during the three months ended March 31, 1996, principally in the purchase of warehouse equipment, vehicles, computer and office equipment for use by FAMS in its business operations.

      Financing activities provided $410,000 of cash during the three months ended March 31, 1996 attributable to borrowings under the Company's revolving credit line.

      The Company has thus far satisfied its 1996 cash requirements through the use of existing cash and through borrowings under its revolving credit facility. The average and highest amounts borrowed under this credit facility during the three months ended March 31, 1996 was $1,043,000 and $1,864,000, respectively. The Company's borrowings are dependent upon the continuing generation of collateral, subject to its $2 million credit line.

      The Company believes that it has sufficient capital resources to satisfy the working capital requirements of its present level of operations, but may require additional sources of capital in order to significantly expand its operations. As more fully described in Note 4 of the Notes to Consolidated Financial Statements contained herein, on April 22, 1996, the Company entered into a letter of intent with a prospective underwriter which, as presently structured, contemplates the issuance and public sale of one million Units, each Unit to consist of one share of Common Stock, one Redeemable A Warrant and one Redeemable B Warrant. For a thirty day period following the Offering Record
Date, the Company's Eligible Stockholders will be given a non-transferable preferential Right to purchase Units in an amount equivalent to their proportional ownership of the Company's common stock as of the Offering Record Date. All Units not purchased in the rights offering will be offered, on a firm commitment basis, by the underwriter. The public offering price of the Units will be equal to the average closing bid price over the preceding ten day period (as adjusted for a reverse stock split as further described in Note 4) of the Company's common stock as shown on the Nasdaq SmallCap MarketSM on the Effective Date of the Registration Statement of the offering.

      Since the Unit Price will be based upon the market price of the common stock just prior to the Effective Date, the offering proceeds cannot be presently determined; however, based upon current price levels the Company expects to raise a minimum of $3 million from sales of Units. The Company intends to use the proceeds of this public offering to finance and expand the Company's business, both domestically and internationally, which could include the acquisition of other businesses. Until specific opportunities are presented, the Company cannot determine in any greater detail how the proceeds of any offering will be used.

      Inflation has not been a significant factor in the Company's operations.



PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

                None.


Item 2.   Changes in Securities

                None.


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



                                      FARMSTEAD TELEPHONE GROUP, INC.


Dated: May 9, 1996                    /s/ Robert G. LaVigne
                                      ---------------------------------------
                                      Robert G. LaVigne
                                      Vice President - Finance and
                                      Administration, Chief Financial Officer