Form 10QSB
period 1996-06-30
FARMSTEAD TELEPHONE GROUP INC
filed 1996-08-14
CIK 804331

Washington, D.C.  20549

                                 __________

                                 Form 10-QSB

            [X] Quarterly report under Section 13 or 15(d) of the
                      Securities Exchange  Act of 1934

                For the quarterly period ended June 30, 1996

           [  ] Transition report under Section 13 or 15(d) of the
                                Exchange Act

           For the transition period from _________ to __________

                                 __________

                      Commission File Number:  0-15938
                                 __________

                       Farmstead Telephone Group, Inc.
      (Exact name of small business issuer as specified in its charter)





Delaware                                    06-1205743

(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)


81 Church Street, East Hartford, CT         06108-3728

(Address of principal executive offices)   (Zip Code)


                               (860) 282-0010

                         (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months, and (2) has been subject to such filing requirements
for the  past 90 days.        Yes [X]  No [  ]

As of July 31, 1996, there were 21,238,676 shares of the issuer's $.001 par value Common Stock outstanding.

Transitional Small Business Disclosure Format:    Yes  [  ]   No  [X]

                      TABLE OF CONTENTS TO FORM 10-QSB

                       PART I.  FINANCIAL INFORMATION

                                                                        Page

Item 1. Financial Statements:

        Consolidated Balance Sheets - June 30, 1996 and December 31,
        1995                                                              3

        Consolidated Statements of Operations - Three Months Ended
        June 30, 1996 and 1995                                            4

        Consolidated Statements of Operations -  Six Months Ended June
        30, 1996 and 1995                                                 5

        Consolidated Statements of Cash Flows - Six Months Ended  June
        30, 1996 and 1995                                                 6

        Notes to Consolidated Financial Statements                        7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               8


                         PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                 11

Item 2. Changes in Securities                                             11

Item 3. Defaults Upon Senior Securities                                   11

Item 4. Submission of Matters to a Vote of Security Holders               11

Item 5. Other Information                                                 12

Item 6. Exhibits and Reports on Form 8-K                                  12

Signatures                                                                13

                                    PART I

                       FARMSTEAD TELEPHONE GROUP, INC.

                         CONSOLIDATED BALANCE SHEETS


                                                                    June 30,   December 31,
(In thousands, except number of shares)                               1996         1995
- -------------------------------------------------------------------------------------------
                                                                   (Unaudited)

                                        ASSETS

Current assets:

  Cash and cash equivalents                                          $  751       $  622
  Accounts receivable, less allowance for doubtful  accounts          3,254        2,691
  Inventories                                                         2,711        1,946
  Other current assets                                                  485          139
                                                                     ------       ------
    Total current assets                                              7,201        5,398
Property and equipment, net of accumulated depreciation
 and amortization                                                       491          256
Investment in unconsolidated subsidiaries                               226          201
Other assets                                                            135           54
                                                                     ------       ------
    Total assets                                                     $8,053       $5,909

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank borrowings                                                    $1,967       $1,452
  Accounts payable                                                    2,140        1,053
  Accrued expenses and other current liabilities                        406          398
                                                                     ------       ------
    Total current liabilities                                         4,513        2,903
                                                                     ------       ------
Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares authorized;
   no shares issued and outstanding                                       -            -
  Common stock, $0.001 par value; 30,000,000 shares authorized;
   2,123,906 shares issued and outstanding  (Note 4)                      2            2
  Additional paid-in capital  (Note 4)                                8,450        8,450
  Accumulated deficit                                                (4,912)      (5,446)
                                                                     ------       ------
    Total stockholders' equity                                        3,540        3,006
                                                                     ------       ------
    Total liabilities and stockholders' equity                       $8,053       $5,909
                                                                     ======       ======

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                  Three Months Ended June 30, 1996 and 1995


(In thousands, except per share amounts)                         1996     1995
- -------------------------------------------------------------------------------

Net sales and service revenues                                  $4,648   $3,545
Cost of revenues                                                 3,169    2,421
                                                                ------   ------
Gross profit                                                     1,479    1,124
                                                                ------   ------
Operating expenses:
  Selling, general and administrative expenses                   1,342    1,188
  Research and development expenses                                 24        7
                                                                ------   ------
  Total operating expenses                                       1,366    1,195
                                                                ------   ------
Operating income (loss)                                            113      (71)
Interest expense                                                   (37)     (23)
Equity in loss of unconsolidated subsidiary                         (3)       -
Other income                                                       132        3
                                                                ------   ------
Income before income taxes                                         205      (91)
Provision for income taxes                                           3        4
                                                                ------   ------
Net income (loss)                                               $  202   $  (95)
                                                                ======   ======

Net income (loss) per share (Note 4)                            $  .09   $ (.04)
                                                                ======   ======
Weighted average common and common equivalent shares  (Note 4)   2,153    2,122
                                                                ======   ======

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                   Six Months Ended June 30, 1996 and 1995


(In thousands, except per share amounts)                         1996     1995
- -------------------------------------------------------------------------------

Net sales and service revenues                                  $8,770   $7,258
Cost of revenues                                                 6,085    4,964
                                                                ------   ------
Gross profit                                                     2,685    2,294
                                                                ------   ------
Operating expenses:
  Selling, general and administrative expenses                   2,427    2,330
  Research and development expenses                                 58       13
                                                                ------   ------
  Total operating expenses                                       2,485    2,343
                                                                ------   ------
Operating income (loss)                                            200      (49)
Interest expense                                                   (67)     (37)
Equity in loss of unconsolidated subsidiary                        (15)       -
Other income                                                       424        7
                                                                ------   ------
Income before income taxes                                         542      (79)
Provision for income taxes                                           8       10
                                                                ------   ------
Net income (loss)                                               $  534   $  (89)
                                                                ======   ======

Net income (loss) per share (Note 4)                            $  .25   $( .04)
                                                                ======   ======
Weighted average common and common equivalent shares (Note 4)	 2,147    2,109
                                                                ======   ======

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                   Six Months Ended June 30, 1996 and 1995


(In thousands)                                                           1996      1995
- ----------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income (loss)                                                     $  534    $  (89)
  Adjustments to reconcile net income to net cash flows
   provided by (used in) operating activities:
    Depreciation and amortization                                           67        67
    Equity in undistributed loss of unconsolidated subsidiary               15         -
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                     (563)     (253)
      Increase in inventories                                             (765)     (734)
      Increase in other assets                                            (325)      (79)
      Increase  in accounts payable, accrued expenses
       and other liabilities	                                         1,095        26
                                                                        ------    ------
    Net cash provided by (used in) operating activities                     58    (1,062)
                                                                        ------    ------
Cash flows from investing activities:
  Purchases of property and equipment                                     (302)      (83)
  Purchases of redeemable coupons                                         (840)        -
  Redemptions of coupons                                                   738         -
  Investment in unconsolidated subsidiaries                                (40)     (159)
                                                                        ------    ------
    Net cash used in investing activities                                 (444)      (41)
                                                                        ------    ------
Cash flows from financing activities:
  Proceeds from short-term  borrowings                                     515     1,105
  Repayments of short-term borrowings and
   capital lease obligation                                                  -      (587)
  Proceeds from exercise of stock options and warrants, net                  -       288
  Proceeds from sales of common stock, net                                   -         4
                                                                        ------    ------
    Net cash provided by financing activities                              515       810
                                                                        ------    ------
Net increase (decrease) in cash and cash equivalents                       129      (494)
Cash and cash equivalents at beginning of period                           622       904
                                                                        ------    ------
Cash and cash equivalents at end of period                              $  751    $  410
                                                                        ======    ======

Supplemental schedule of non-cash financing and investing activities:
  Proceeds receivable from exercise of warrants                              -    $  133
  Capital contribution obligation to ATC                                     -       240
  Issuance of common stock in exchange for software license                  -        75

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                            $   67    $   41
    Income taxes                                                            13         5


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

      As part of a class action lawsuit settlement in 1995, AT&T was required to issue approximately 4.2 million $50 face value coupons to the class action members. The coupons are freely transferable and are redeemable against the cost of certain specified AT&T telephone system products or maintenance services sold by the Company during the period May 1, 1995 through June
1, 1997.    In 1996, the Company began purchasing coupons in the
marketplace at a discount to their $50 face value and redeeming them with AT&T  subject to a maximum discount of 20% of the
sales price up to a $2,500 maximum discount per transaction.
The Company's accounting policy is to record income in an amount equal to the excess of the face value of the coupons redeemed over the acquisition cost of the coupons, in the period in which it can calculate the amount of rebate it has earned. During the three and six months ended June 30, 1996 the Company recorded approximately $130,000 and $410,000, respectively as other income from the redemption of coupons applicable to prior period sales. Rebates earned on current year purchases are recorded
in cost of sales after the related products are sold.   During
the three and six months ended June 30, 1996, rebates credited to cost of sales amounted to approximately $205,000 and
$260,000, respectively.  Included in other assets at June 30,
1996 are rebates receivable of  $ 145,000, representing cash due the Company from tendered redeemable coupons, and $102,000 of
unused coupons, at cost.   The Company believes it will be able
to utilize all of the unused rebate coupons it has purchased before their June 1, 1997 expiration.

NOTE  3.  FORMATION OF  SUBSIDIARY

      Effective February 29, 1996, the Company purchased from AT&T Systems Leasing Corporation, a subsidiary of AT&T Capital Corporation, certain assets of its discontinued Asset Recovery Center ("ARC") for a purchase price of $250,000. Prior to its closing in January 1996, the ARC primarily operated to service
AT&T affiliates in the orderly disposition, by way of consignment sales arrangements, of excess, overstocked and end-of-life telecommunications, computer and data transmission equipment. The assets acquired consisted primarily of warehouse equipment, vehicles, computer and office equipment, and inventory. The Company concurrently formed a subsidiary corporation, Farmstead Asset Management Services, LLC ("FAMS"), which is using the purchased assets in a similar operation in Piscataway, New Jersey. The Company is attempting to re-establish certain of the relationships that the ARC enjoyed, however, no assurances can be given that it will be able to do so. The Company believes that the operations of FAMS will provide it with an opportunity to develop new sources of equipment for resale to its existing customers, as well as to other wholesalers in the telephone, data and computer secondary markets, and internationally.

NOTE 4.  RIGHTS OFFERING

      On August 12, 1996, the Company's Registration Statement on Form SB-2 was declared effective by the Securities and Exchange
Commission, and the Company  commenced a Rights Offering, to stockholders of record on August 12, 1996, of one million Units, each Unit consisting of one share of Common Stock, one
Redeemable Class A Warrant and one Redeemable Class B Warrant,
at an offer price of $4.06 per Unit.  For a thirty day period following the record date, eligible stockholders  have a
non-transferable preferential Right to purchase Units in an
amount equivalent to approximately .47 Units for each share of common stock owned on the record date, as adjusted for a 1 for
10 reverse stock split as further described below.     Eligible
stockholders will also have the right to indicate their interest to purchase additional Units not subscribed for by other stockholders, subject to availability. All Units not purchased in the rights offering will be offered, on a firm commitment basis, by Schneider Securities, Inc., the Company's principal underwriter in this transaction.

      As a prerequisite for the proposed public offering, the Company implemented a 1 for 10 reverse stock split which became effective August 13, 1996, which had the effect of reducing the number of outstanding shares of common stock prior to the commencement of the Rights Offering from 21,243,676 to 2,124,406, and the number of outstanding
warrants from 1,835,727 to 183,579.   In this report, all per
share amounts and numbers of shares have been restated to reflect the reverse stock split. In addition, the common stock amount shown on the consolidated balance sheet has been restated to reflect the $.001 par value of the post reverse split common shares, with a transfer of approximately $19,000 to additional paid in capital.

      The Company expects to raise, net of expenses, approximately $3.2 to $3.7 million from the rights offering/standby
underwriting.   The Company intends to use the proceeds of this
public offering to finance and expand the Company's business, both domestically and internationally, which could include the acquisition of other businesses, although the Company currently has no specific agreements. Proceeds will also be used to further develop products, to expand the Company's product marketing, and for general working capital purposes.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

      Sales and service revenues for the three months ended June 30, 1996 were $4,648,000, representing an increase of $1,103,000 or
31% over the comparable prior year period.   The increase was
attributable to the Company's telephone equipment products and services, which were up by 36% over the comparable prior year period due to an increase in end user sales, partially offset by a 40% decrease in sales of voice processing products and services due to the expiration of the Company's OEM contract with AT&T in February 1996. Revenues from telephone equipment sales and services accounted for 81% of consolidated revenues for the three months ended June 30, 1996 (78% in the comparable
1995 period), while revenues from voice processing product sales and services accounted for 10% of consolidated revenues in 1996
(22% in 1995). The Company's newly formed subsidiary, FAMS, began operations in February 1996 , and its revenues accounted for 9% of consolidated second quarter 1996 revenues.

      Sales and service revenues for the six months ended June 30, 1996 were $8,770,000, representing an increase of $1,512,000 or
21% over the comparable prior year period.   The increase was
attributable to the Company's telephone equipment products and services, which were up by 31% over the comparable prior year period due to an increase in end user sales, partially offset by a 37% decrease in sales of voice processing products and services due to the expiration of the Company's OEM contract with AT&T in February 1996. Revenues from telephone equipment sales and services accounted for 82% of consolidated revenues for the six months ended June 30, 1996 (76% in the comparable
1995 period), while revenues from voice processing product sales and services accounted for 13% of consolidated revenues in 1996 (24% in 1995). Revenues generated by FAMS accounted for 5% of consolidated revenues for the six months ended June 30, 1996.

      Gross profit for the three months ended June 30, 1996 was 32% of revenues as compared to 32% of revenues for the comparable prior year period.  Rebates earned from AT&T on current period
purchases, net of coupon acquisition costs,  are recorded in cost of sales in the period in which the related products are sold. During the three months ended June 30, 1996, net rebates credited to cost of sales amounted to $205,000 which had the effect of increasing the Company's gross profit margin to 32%
from 27% otherwise realized.  Excluding the effect of the
rebates, increased product acquisition costs on certain
telephone system parts was the principal reason for a lower
profit margin from the prior year.  As a re-seller of used
telephone equipment, the nature of the Company's business is such that product acquisition costs continually  fluctuate based upon the source of supply, availability of such equipment in the marketplace and on market demand, as well as on the mix of
products sold during the reporting period.   The Company is not
aware of any market conditions which would cause gross profit margins to significantly fluctuate from current levels.

      Gross profit for the six months ended June 30, 1996 was 31% of revenues as compared to 32% of revenues for the comparable prior year period. During the six months ended June 30, 1996, net rebates credited to cost of sales amounted to $260,000 which had the effect of increasing the Company's gross profit margin to 32% from 28% otherwise realized. Excluding the effect of the rebates and as described above, increased product acquisition costs on certain telephone system parts was the principal reason for a lower profit margin from the prior year.

      Selling, general & administrative expenses for the three months ended June 30, 1996 were $1,342,000 (29% of revenues) as compared to $1,188,000 (34% of revenues) for the comparable 1995
period.   The $154,000 increase in SG&A was attributable to SG&A
expenses incurred by FAMS, which began operations in 1996, and to increased sales commissions and other operating costs associated with the Company's increased business volume. These increased costs were partly offset by (i) the discontinuance in 1995 of the Company's in-house service bureau and the marketing of the VTS-1000/2000 product line, which accounted for costs of approximately $118,000 and (ii) a $69,000 overall reduction in international market development costs which were principally incurred solely in the 1995 period pursuant to certain voice processing product joint venture agreements which were terminated in November 1995.

      Selling, general & administrative expenses for the six months ended June 30, 1996 were $2,427,000 (28% of revenues) as compared to $2,330,000 (32% of revenues) for the comparable 1995
period.   The $98,000 increase in SG&A  was  attributable to
SG&A expenses incurred by FAMS, which began operations in 1996, and to increased sales commissions and other operating costs associated with the Company's increased business volume. These increased costs were partly offset by (i) the discontinuance in 1995 of the Company's in-house service bureau and the marketing of the VTS-1000/2000 product line, which accounted for costs of approximately $216,000 and (ii) a $236,000 overall reduction in international market development costs, of which approximately one-half were incurred solely in the 1995 period pursuant to certain voice processing product joint venture agreements which were terminated in November 1995.

      Other income for the three months ended June 30, 1996 was $132,000 as compared to $3,000 for the comparable 1995 period. Included in other income for 1996 was $130,000 related to rebates earned from AT&T on coupons tendered for redemption, net of coupon acquisition costs. The rebates are a result of coupons issued by AT&T in 1995 in settlement of a lawsuit, and are freely transferable and can be used towards the cost of AT&T products and services purchased from May 1995 through June 1, 1997. In 1996 the Company began purchasing coupons at a discount to their $50 face value and redeeming them with AT&T for the full $50 face value. Accordingly, the Company is recording as other income the difference between the face value of the coupons and their acquisition cost. The Company expects to continue to take advantage of the coupon redemption program through its June 1, 1997 expiration date. However, the Company is unable to predict the program's effect on future operating results since (i) the supply of coupons in the after-market is limited, (ii) the Company's acquisition cost for the coupons can fluctuate, (iii) beginning June 1, 1996, rebates are restricted to systems and maintenance services sold (previously, component parts were also separately included in the program), and (iv) in any event, the Company cannot reasonably estimate its future sales activity of products subject to the rebate program. See
Note 2 of the Notes to Consolidated Financial Statements (Unaudited) included elsewhere herein.

      Other income for the six months ended June 30, 1996 was $424,000 as compared to $7,000 for the comparable 1995 period. Included in other income for 1996 was $410,000 of rebates from AT&T as more fully described above.

      Interest expense for the three and six months ended June 30, 1996 was $37,000 and $67,000 respectively, as compared to $23,000 and $37,000 for the respective three and six month periods of 1995. The increases in the current year periods were attributable to higher average borrowings under the Company's revolving credit facility.

Liquidity and Capital Resources

      Net working capital at June 30, 1996 was $2,688,000, an 8% increase over the $2,495,000 of net working capital at December
31, 1995.  The working capital ratio at June 30, 1996 was 1.6 to
1 as compared to 1.9 to 1 at December 31, 1995.

      Operating activities provided $58,000 of cash during the six months ended June 30, 1996, principally as a result of the Company's $534,000 net profit. Operating assets, net of liabilities, increased as a result of the operations of FAMS, and due to higher levels of accounts receivable and inventories attributable to higher sales levels.

      Investing activities used $444,000 of cash during the six months ended June 30, 1996, principally in the purchase of warehouse equipment, vehicles, computer  and office equipment for use by
FAMS in its business operations.   As of June 30, 1996, the
Company had $102,000 invested in coupons redeemable against future AT&T product purchases, as more fully described in Note 2 of the Notes to Consolidated Financial Statements contained herein. In June 1996, the Company received approval from the Securities and Exchange Commission of the Republic of the Philippines for the formation of a Philippine corporation in which the Company invested $40,000 for a 40% ownership interest.
 The corporation was formed for the purpose of refurbishing, installing and selling electronics and telecommunications equipment, and is expected to be fully operational during the third quarter of 1996.

      On March 13, 1996, FAMS entered into a two year lease for approximately 70,100 square feet of warehouse and office space in Piscataway, New Jersey at a monthly rent of $24,827. This facility is used for the remarketing of used AT&T telephone and computer equipment, and for the provision of asset storage and management services. Start-up costs of this operation approximated $350,000, consisting principally of the $250,000 asset purchase price plus relocation and other operating costs.

      Financing activities provided $515,000 of cash during the six months ended June 30, 1996 attributable to borrowings under the Company's revolving credit line.

      The Company has satisfied its 1996 cash requirements to date through the use of existing cash from operations and through
borrowings under its revolving credit facility.     The average
and highest amounts borrowed under this credit facility during the six months ended June 30, 1996 was $1,192,000 and
$1,992,000, respectively.    The Company's borrowings are
dependent upon the continuing generation of collateral, subject to its $2 million credit line.

      The Company believes that it has sufficient capital resources to satisfy the working capital requirements of its present level of operations, but may require additional sources of capital in
order to significantly expand its operations.   As more fully
described in Note 4 of the Notes to consolidated financial
statements contained herein, on August 13, 1996 the Company
commenced a Rights Offering, to stockholders of record on August
12, 1996, of one million Units, each Unit consisting of one
share of Common Stock, one Redeemable Class A Warrant and one Redeemable Class B Warrant, at an offer price of $4.06 per Unit.
 For a thirty day period following the record date, stockholders of record have a non-transferable preferential Right to purchase
Units in an amount equivalent to their proportional ownership of
the Company's common stock as of the record date.   All Units
not purchased in the rights offering will be offered, on a firm commitment basis, by Schneider Securities, Inc., the principal underwriter in this transaction.

      The Company expects to raise, net of expenses, approximately $3.2 to $3.7 million from the rights offering/standby
underwriting.   The Company intends to use the proceeds of this
public offering to finance and expand the Company's business, both domestically and internationally, which could include the acquisition of other businesses, although the Company currently has no specific agreements. Proceeds will also be used to further develop products, to expand the Company's product marketing, and for general working capital purposes.

      Inflation has not been a significant factor in the Company's operations.

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

Effective May 31, 1996, the Company extended the expiration date of its Public Warrants to 5:00 p.m. Eastern Standard Time on June 30, 1997. In addition, the following modifications were also made: (i) the exercise price of said warrants was reduced from $2.00 per share to $.50 per share, and (ii) the market price triggering redemption of said warrants, at the option of the Company, was reduced from $3.00 per share to $1.125 per share.

Effective August 13, 1996, the Company implemented a 1 for 10 reverse split of its outstanding $.001 Par Value Common Stock. The reverse split also had the following effect on the Company's outstanding Public Warrants: (i) the exercise price of said warrants was increased to $5.00 per share, and (ii) the market price triggering redemption of said warrants, at the option of the Company, was adjusted to $11.25 per share.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

      The proposals voted upon at the Company's Annual Meeting of Stockholders, held June 13, 1996, along with the voting results, were as follows:

      (1) Election of Directors:  All nominees were elected.   The
results of balloting was as follows:


                 Nominee          Votes For    Votes Withheld
                 -------          ---------    --------------

          George J. Taylor, Jr.   17,466,723       450,970
          Robert G. LaVigne       17,510,923       406,770
          Harold L. Hansen        17,499,423       418,270
          Hugh M. Taylor          17,495,323       422,370
          Joseph J. Kelley        17,495,423       422,270


      (2) Proposal to amend the Certificate of Incorporation to authorize a reverse stock split: The proposal was approved with 14,310,003 votes for, 2,945,716 votes against, 115,784 abstentions and 546,190 broker non-votes.

      (3) Proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors of the Company for the year ending
December 31, 1996: The proposal was approved with 17,552,143 votes for, 101,125 votes against, and 264,425 abstentions.

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

                                       FARMSTEAD TELEPHONE GROUP, INC.


Dated: August 13, 1996                    /s/ Robert G. LaVigne
				              Robert G. LaVigne
                                         Vice President - Finance and
                                         Administration, Chief Financial Officer