Form 10QSB
period 1996-09-30
FARMSTEAD TELEPHONE GROUP INC
filed 1996-11-13
CIK 804331

-------------------------------------------------------------------------------
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                             ___________________

                                 Form 10-QSB


      [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


              For the quarterly period ended  September 30, 1996


      [ ]     Transition report under Section 13 or 15(d) of the
              Exchange Act



           For the transition period from _________ to __________

                             ___________________


                      Commission File Number:  0-15938

                             ___________________


                       Farmstead Telephone Group, Inc.
      (Exact name of small business issuer as specified in its charter)


              Delaware                               06-1205743
    (State or other jurisdiction of                 (IRS Employer
    incorporation or organization)               Identification No.)

  81 Church Street, East Hartford, CT                06108-3728
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


As of October 29, 1996, there were 3,262,329 shares of the issuer's $.001 par value Common Stock outstanding.

Transitional Small Business Disclosure Format:    Yes  [  ]   No  [X]

-------------------------------------------------------------------------------


                      TABLE OF CONTENTS TO FORM 10-QSB


                       PART I.  FINANCIAL INFORMATION

                                                                        Page

Item 1.  Financial Statements:

         Consolidated Balance Sheets - September 30, 1996 and
          December 31, 1995                                              3

         Consolidated Statements of Operations - Three Months
          Ended September 30, 1996 and 1995                              4

         Consolidated Statements of Operations - Nine Months
          Ended September 30, 1996 and 1995                              5

         Consolidated Statement of Changes in Stockholders'
          Equity - Nine Months Ended September 30, 1996                  5

         Consolidated Statements of Cash Flows - Nine Months
          Ended September 30, 1996 and 1995                              6

         Notes to Consolidated Financial Statements (Unaudited)          7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            8


                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                              11

Item 2.  Changes in Securities                                          11

Item 3.  Defaults Upon Senior Securities                                11

Item 4.  Submission of Matters to a Vote of Security Holders            11

Item 5.  Other Information                                              11

Item 6.  Exhibits and Reports on Form 8-K                               11

Signatures                                                              12



                       FARMSTEAD TELEPHONE GROUP, INC.

                         CONSOLIDATED BALANCE SHEETS


                                                                     September 30,    December 31,
(In thousands, except number of shares)                              1996             1995
--------------------------------------------------------------------------------------------------
                                                                     (Unaudited)

                                   ASSETS

Current assets:
  Cash and cash equivalents                                          $ 3,194          $   622
  Accounts receivable, less allowance for doubtful accounts            4,302            2,691
  Inventories                                                          3,295            1,946
  Other current assets                                                   162              139
                                                                     -------          -------
      Total current assets                                            10,953            5,398
Property and equipment, net of accumulated depreciation
 and amortization                                                        485              256
Investment in unconsolidated subsidiaries                                208              201
Other assets                                                             134               54
                                                                     -------          -------
      Total assets                                                   $11,780          $ 5,909
                                                                     =======          =======


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank borrowings                                                    $ 1,973          $ 1,452
  Accounts payable                                                     2,385            1,053
  Accrued expenses and other current liabilities                         509              398
                                                                     -------          -------
      Total current liabilities                                        4,867            2,903
                                                                     -------          -------
Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares authorized;
   no shares issued and outstanding                                        -                -
  Common stock, $0.001 par value; 30,000,000 shares authorized;
   3,124,406 shares issued and outstanding (Note 4)                        3                2
  Additional paid-in capital (Note 4)                                 11,697            8,450
  Accumulated deficit                                                 (4,787)          (5,446)
                                                                     -------          -------
      Total stockholders' equity                                       6,913            3,006
                                                                     -------          -------
      Total liabilities and stockholders' equity                     $11,780          $ 5,909
                                                                     =======          =======


        See accompanying notes to consolidated financial statements.


                       FARMSTEAD TELEPHONE GROUP, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
               Three Months Ended September 30, 1996 and 1995


(In thousands, except per share amounts)                         1996      1995
---------------------------------------------------------------------------------

Net sales and service revenues                                   $5,597    $3,980
Cost of revenues                                                  3,968     2,708
                                                                 ------    ------
Gross profit                                                      1,629     1,272
                                                                 ------    ------
Operating expenses:
  Selling, general and administrative expenses                    1,437     1,515
  Research and development expenses                                  24        45
                                                                 ------    ------
  Total operating expenses                                        1,461     1,560
                                                                 ------    ------
Operating income (loss)                                             168      (288)
Interest expense                                                    (40)      (31)
Equity in loss of unconsolidated subsidiary                         (18)     (179)
Other income                                                         18         9
                                                                 ------    ------
Income (loss) before income taxes                                   128      (489)
Provision for income taxes                                            3         3
                                                                 ------    ------
Net income (loss)                                                $  125    $ (492)
                                                                 ======    ======

Net income (loss) per share (Note 4)                             $  .05    $ (.23)
                                                                 ======    ======

Weighted average common and common equivalent shares (Note 4)     2,317     2,174
                                                                 ======    ======


        See accompanying notes to consolidated financial statements.


                       FARMSTEAD TELEPHONE GROUP, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                Nine Months Ended September 30, 1996 and 1995


(In thousands, except per share amounts)                         1996       1995
-----------------------------------------------------------------------------------

Net sales and service revenues                                   $14,367    $11,238
Cost of revenues                                                  10,053      7,672
                                                                 -------    -------
Gross profit                                                       4,314      3,566
                                                                 -------    -------
Operating expenses:
  Selling, general and administrative expenses                     3,864      3,845
  Research and development expenses                                   82         58
                                                                 -------    -------
  Total operating expenses                                         3,946      3,903
                                                                 -------    -------
Operating income (loss)                                              368       (337)
Interest expense                                                    (107)       (68)
Equity in loss of unconsolidated subsidiary                          (33)      (179)
Other income                                                         442         16
                                                                 -------    -------
Income (loss) before income taxes                                    670       (568)
Provision for income taxes                                            11         13
                                                                 -------    -------
Net income (loss)                                                $   659    $  (581)
                                                                 =======    =======

Net income (loss) per share (Note 4)                             $   .30    $ ( .27)
                                                                 =======    =======

Weighted average common and common equivalent shares (Note 4)      2,203      2,123
                                                                 =======    =======



          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (UNAUDITED)
                    Nine Months Ended September 30, 1996

                                              Common Stock       Additional    Accum-
                                            -----------------    paid-in       ulated
(In thousands)                              Shares     Amount    capital       deficit     Total
----------------------------------------    ------     ------    ----------    -------     -----

Balance at December 31, 1995                 21,239    $ 21      $ 8,431       $(5,446)    $3,006
Stock options exercised                           5       -            1             -          1
One-for-ten reverse stock split (Note 4)    (19,120)    (19)          19             -          -
Sale of Units (Note 4)                        1,000       1        3,246             -      3,247
Net income                                        -       -            -           659        659
                                            -------    ----      -------       -------     ------
Balance at September 30, 1996                 3,124    $  3      $11,697       $(4,787)    $6,913
                                            =======    ====      =======       =======     ======

        See accompanying notes to consolidated financial statements.


                       FARMSTEAD TELEPHONE GROUP, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                Nine Months Ended September 30, 1996 and 1995


(In thousands)                                                 1996        1995
----------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income (loss)                                            $   659     $  (581)
  Adjustments to reconcile net income to net cash flows
   provided by (used in) operating activities:
    Depreciation and amortization                                   96         115
    Gross profit deferred on sales to unconsolidated
     subsidiary                                                      -         175
    Equity in undistributed loss of unconsolidated
     subsidiary                                                     33           4
    Changes in operating assets and liabilities:
      Increase in accounts receivable                           (1,611)       (319)
      Increase in inventories                                   (1,349)       (404)
      Increase in other assets                                     (87)         (7)
      Increase (decrease) in accounts payable, accrued
       expenses and other liabilities                            1,443        (292)
                                                               -------     -------
    Net cash used in operating activities                         (816)     (1,309)
                                                               -------     -------
Cash flows from investing activities:
  Purchases of property and equipment                             (325)       (149)
  Decrease in short-term investments                                 -          75
  Purchases of redeemable coupons                                 (754)          -
  Redemptions of coupons                                           738           -
  Investment in unconsolidated subsidiaries                        (40)       (359)
                                                               -------     -------
      Net cash used in investing activities                       (381)       (433)
                                                               -------     -------
Cash flows from financing activities:
  Proceeds from short-term  borrowings                             521         683
  Repayments of short-term borrowings and capital
   lease obligation                                                  -         (14)
  Proceeds from exercise of stock options and warrants, net          1         420
  Proceeds from sales of common stock, net                       3,247           4
                                                               -------     -------
      Net cash provided by financing activities                  3,769       1,093
                                                               -------     -------
Net increase (decrease) in cash and cash equivalents             2,572        (649)
Cash and cash equivalents at beginning of period                   622         904
                                                               -------     -------
Cash and cash equivalents at end of period                     $ 3,194     $   255
                                                               =======     =======

Supplemental schedule of non-cash financing and investing
 activities:
  Capital contribution obligation to ATC                                   $    40

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                   $   106     $    71
    Income taxes                                                    19           5


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

NOTE 2.  OTHER ASSETS

      As part of a class action lawsuit settlement in 1995, AT&T was required to issue approximately 4.2 million $50 face value coupons to the class action members. The coupons are freely transferable and are redeemable against the cost of certain specified AT&T telephone system products or maintenance services sold by the Company during the period May 1, 1995 through June 1, 1997. In 1996, the Company began purchasing coupons in the marketplace at a discount to their $50 face value and redeeming them with AT&T subject to a maximum discount of 20% of the sales price up to a $2,500 maximum discount per transaction. The Company's accounting policy is to record income in an amount equal to the excess of the face value of the coupons redeemed over the acquisition cost of the coupons, in the period in which it can calculate the amount of rebate it has earned. During the three and nine months ended September 30, 1996 the Company recorded approximately $0 and $410,000 respectively, as other income from the redemption of coupons applicable to prior year sales. Rebates earned on current year purchases are recorded in cost of sales after the related products are sold. During the three and nine months ended September 30, 1996, rebates credited to cost of sales amounted to approximately $0 and $250,000 respectively.

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

NOTE 4.  STOCKHOLDERS' EQUITY

      In September 1996, the Company completed a secondary offering of 1,000,000 Units, each Unit consisting of one share of Common Stock, one Redeemable Class A Common Stock Purchase Warrant (the "Class A Warrants") and one Redeemable Class B Common Stock Purchase Warrant (the "Class B Warrants" and collectively with the Class A Warrants, the "Warrants") at an offer price of $4.06 per Unit. The Units were first offered to stockholders of record as of August 12, 1996 pursuant to a Rights Offering, which resulted in the sale of 80,512 Units. Upon completion of the Rights
Offering, all of the remaining 919,488 Units were then sold through an underwritten offering. These transactions provided the Company with approximately $3,247,000 net of expenses. In October 1996 an additional 137,923 Units were sold, pursuant to the underwriter's over-allotment option provision, which provided the Company with an additional $495,000 net of expenses. The Company intends to use the proceeds to finance and expand the Company's business, both domestically and internationally, which could include the acquisition of other businesses, although the Company currently has no specific agreements. Proceeds will also be used to further develop its products, to expand its product marketing, and for general working capital purposes.

      The shares of Common Stock and Warrants comprising the Units are not currently separately tradable, and will become so only upon the determination of the underwriter. Each Class A Warrant entitles the holder to purchase one share of Common Stock at a price of $5.28 per share and each Class B Warrant entitles the holder to purchase one share of Common Stock at a price of $6.09 at any time commencing August 13, 1996 until August 12, 2001. The Warrants are redeemable by the Company at a redemption price of $.10 per Warrant at any time commencing September 13, 1997, on thirty days' prior written notice, provided that the reported closing price of the Common Stock equals or exceeds $6.09 for the Class A Warrants and $6.90 for the Class B Warrants, for a period of twenty consecutive trading days ending five days prior to the notice of redemption.

      In connection with the underwritten portion of the secondary offering, the Underwriter received a warrant to purchase 89,948 Units at an exercise price of $6.70, exercisable from September 17, 1997 until September 16, 2001.

      Prior to the commencement of the secondary offering, the Company implemented a one-for-ten reverse stock split which became effective August 13, 1996, and which had the effect of reducing the number of outstanding shares of common stock prior to the commencement of the secondary offering from 21,243,676 to 2,124,406, and the number of outstanding warrants from 1,835,727 to 183,579. In this report, all per share amounts and numbers of shares have been restated to reflect the reverse stock split. In addition, the common stock amount shown on the consolidated balance sheet has been restated to reflect the $.001 par value of the post reverse split common shares, with a transfer of approximately $19,000 to additional paid in capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      Sales and service revenues for the three months ended September 30, 1996 were $5,597,000, representing an increase of $1,617,000 or 41% over the comparable prior year period. The increase was primarily attributable to (i) the Company's telephone equipment products and services, which were up by 40% over the comparable prior year period due principally to an increase in domestic end user sales, and (ii) revenues generated from FAMS, which started operations in 1996. Revenues from voice processing product sales and services declined by 17% from the comparable prior year period due primarily to the expiration of the Company's OEM contract with AT&T in February 1996, and to lower dealer sales. Revenues from telephone equipment sales and services accounted for 83% of consolidated revenues for the three months ended September 30, 1996 (83% in the comparable 1995 period), while revenues from voice processing product sales and services accounted for 10% of consolidated revenues in 1996 (17% in 1995). Revenues generated by FAMS accounted for 7% of consolidated revenues for the three months ended September 30, 1996.

      Sales and service revenues for the nine months ended September 30, 1996 were $14,367,000, representing an increase of $3,129,000 or 28% over the comparable prior year period. The increase was primarily attributable to (i) the Company's telephone equipment products and services, which were up by 34% over the comparable prior year period due principally to an increase in domestic end user sales, and (ii) revenues generated from FAMS, which started operations in 1996. Revenues from voice processing product sales and services declined by 31% from the comparable prior year period due to the expiration of the Company's OEM contract with AT&T in February 1996, and to lower dealer sales. Revenues from telephone equipment sales and services accounted for 82% of consolidated revenues for the nine months ended September 30, 1996 (78% in the comparable 1995 period), while revenues from voice processing product sales and services accounted for 12% of consolidated revenues in 1996 (22% in 1995). Revenues generated by FAMS accounted for 6% of consolidated revenues for the nine months ended September 30, 1996.

      Gross profit for the three months ended September 30, 1996 was 29% of revenues as compared to 32% of revenues for the comparable prior year period. The decrease was attributable to (i) increased product acquisition costs on certain telephone system parts, and (ii) higher labor and warehousing costs as a percent of sales. As a re-seller of used telephone equipment, the nature of the Company's business is such that product acquisition costs continually fluctuate based upon the source of supply, availability of such equipment in the marketplace and on market demand, as well as on the mix of products sold during the reporting period. The Company is not aware of any market conditions which would cause gross profit margins to significantly fluctuate from current levels.

      Gross profit for the nine months ended September 30, 1996 was 30% of revenues as compared to 32% of revenues for the comparable prior year period. During the nine months ended September 30, 1996, net rebates credited to cost of sales amounted to $250,000 which had the effect of increasing the Company's gross profit margin to 30% from 28% otherwise realized. Excluding the effect of the rebates and as described above, increased product acquisition costs on certain telephone system parts and higher labor and warehousing costs were the principal reasons for a lower profit margin from the prior year.

      Selling, general & administrative expenses for the three months ended September 30, 1996 were $1,437,000 (26% of revenues) as compared to $1,515,000 (38% of revenues) for the comparable 1995 period. The decrease in SG&A was attributable to (i) the discontinuance in 1995 of the Company's in-house service bureau and the marketing of the VTS-1000/2000 product line, which accounted for SG&A costs of approximately $174,000 and (ii) a $296,000 decrease in international market development costs which were principally incurred in the 1995 period pursuant to certain voice processing product joint venture agreements in China which were terminated in November 1995. Offsetting these decreases were SG&A expenses of $229,000 incurred by FAMS , which began operations in 1996, and increased sales compensation, personnel costs and other operating costs associated with the Company's increased business volume and number of employees.

      Selling, general & administrative expenses for the nine months ended September 30, 1996 were $3,864,000 (27% of revenues) as compared to $3,845,000 (34% of revenues) for the comparable 1995 period. The $19,000 increase in SG&A was attributable to SG&A expenses of $557,000 incurred by FAMS, which began operations in 1996, and increased sales compensation, personnel costs and other operating costs associated with the Company's increased business volume and number of employees. These increased costs were offset by (i) the discontinuance in 1995 of the Company's in-house service bureau and the marketing of the VTS-1000/2000 product line, which accounted for costs of approximately $420,000 and (ii) a $523,000 decrease in international market development costs, most of which amount was incurred in the 1995 period pursuant to certain voice processing product joint venture agreements in China which were terminated in November 1995.

      Other income for the nine months ended September 30, 1996 was $442,000 as compared to $16,000 for the comparable 1995 period. Included in other income for 1996 was $410,000 related to rebates earned from AT&T on coupons tendered for redemption, net of coupon acquisition costs. The rebates are a result of coupons issued by AT&T in 1995 in settlement of a lawsuit, which are freely transferable and which can be used towards the cost of AT&T products and services purchased from May 1995 through June 1, 1997. In 1996 the Company began purchasing coupons at a discount to their $50 face value and redeeming them with AT&T for the full $50 face value. Accordingly, the Company is recording as other income the difference between the face value of the coupons and their acquisition cost. The Company expects to continue to take advantage of the coupon redemption program through its June 1, 1997 expiration date. However, the Company is unable to predict the program's effect on future operating results since (i) the supply of coupons in the after-market is limited, (ii) the Company's acquisition cost for the coupons can fluctuate, (iii) beginning June 1, 1996, rebates were restricted to systems and maintenance services sold (previously, component parts were also separately included in the program), and (iv) in any event, the Company cannot reasonably estimate its future sales activity of products subject to the rebate program. See Note 2 of the Notes to Consolidated Financial Statements (Unaudited) included elsewhere herein.

      Interest expense for the three and nine months ended September 30, 1996 was $40,000 and $107,000 respectively, as compared to $31,000 and $68,000 for the respective three and nine month periods of 1995. The increases in the current year periods were attributable to higher average borrowings under the Company's revolving credit facility.

      Liquidity and Capital Resources

      Working capital at September 30, 1996 was $6,086,000, as compared to $2,495,000 of working capital at December 31, 1995. The working capital ratio at September 30, 1996 was 2.3 to 1 as compared to 1.9 to 1 at December 31, 1995.

      Operating activities used $816,000 of cash during the nine months ended September 30, 1996, principally due to higher levels of accounts receivable and inventories attributable to higher sales levels, and to the start-up of FAMS in 1996.

      Investing activities used $381,000 of cash during the nine months ended September 30, 1996, principally in the purchase of warehouse equipment, vehicles, computer and office equipment for use by FAMS in its business operations. In June 1996, the Company received approval from the Securities and Exchange Commission of the Republic of the Philippines for the formation of a Philippine corporation in which the Company invested $40,000 for a 40% ownership interest. The corporation was formed for the purpose of refurbishing, installing and selling electronics and telecommunications equipment, and is expected to be fully operational during the fourth quarter of 1996.

      On March 13, 1996, FAMS entered into a two year lease for approximately 70,100 square feet of warehouse and office space in Piscataway, New Jersey at a monthly rent of $24,827. This facility is used for the remarketing of used Lucent Technologies/AT&T telephone and computer equipment, and for the provision of asset storage and management services. Start-up costs of this operation approximated $350,000, consisting principally of the $250,000 asset purchase price plus relocation and other operating costs.

      Financing activities provided $3,769,000 of cash during the nine months ended September 30, 1996 attributable to $3,247,00 received from the sale of Units as more fully described in Note 4 included herein, and a $521,000 increase in borrowings under the Company's revolving credit line. The average and highest amounts borrowed under this credit facility during the nine months ended September 30, 1996 was $1,299,000 and $2,088,000, respectively. The Company's borrowings are dependent upon the continuing generation of collateral, subject to its $2 million credit line which, for the period September 6, 1996 to October 31, 1996 was increased to $2.5 million.

      The Company intends to use the proceeds of the secondary offering to finance and expand the Company's business, both domestically and internationally, which could include the acquisition of other businesses, although the Company currently has no specific agreements. Proceeds will also be used to further develop its products, to expand its product marketing, and for general working capital purposes.

      On November 5, 1996 the Company entered into a five year lease for approximately 34,760 square feet of space in East Hartford, CT into which it will relocate its current East Hartford and Danbury, CT operations. The minimum rent will range from $13,759 to $15,207 per month over the initial lease term.

      Inflation has not been a significant factor in the Company's operations.

                         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

      None.

Item 2.  Changes in Securities

      Effective August 13, 1996, the Company implemented a one-for-ten reverse split of its outstanding Common Stock. The reverse split also had the following effect on the Company's outstanding Public Warrants: (i) the exercise price of said warrants was increased to $5.00 per share, and (ii) the market price triggering redemption of said warrants, at the option of the Company, was adjusted to $11.25 per share.

      As result of the additional issuance of securities from the secondary offering, and pursuant to the anti-dilution provisions of the Public Warrant agreement, the exercise price of these warrants was decreased to $4.70 per warrant, and each warrant became exercisable into 1.06 shares of common stock. Prior to this adjustment, the exercise price was $5.00 per warrant, with each warrant exercisable into one share of common stock. All other terms and conditions of these warrants, which are scheduled to expire June 30, 1997, were unaffected.

Item 3.  Defaults Upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Item 5.  Other Information

      On September 5, 1996, the Company appointed American Securities Transfer & Trust, Inc., of Denver, Colorado, as its new Transfer Agent, Registrar and Warrant Agent.

      On September 11, 1996, the Company de-listed its securities from the Nasdaq Stock Market, Inc. and on September 12, 1996 commenced trading on the American Stock Exchange. The Common Stock is traded under the symbol
"FTG", the Units under the symbol "FTG.U" and the Public Warrants under the symbol "FTG.WS".

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits:

      The following exhibits are filed herewith:

      10.1 Agreement of Lease By and Between Tolland Enterprises and Farmstead Telephone Group, Inc., dated November 5, 1996.

      11.   Statement Re: Computation of Per Share Earnings.

      (b) Reports on Form 8-K: On August 13, 1996, the Company filed Form 8-K to report (i) that it had implemented a one-for-ten reverse split of its outstanding common stock effective this date, which reduced its 21,243,676 shares of common stock to 2,124,406 shares, and which reduced its 1,835,727 outstanding warrants to 183,579 warrants, and (ii) that it had commenced a Rights Offering of one million Units to shareholders of record on August 12, 1996.




                                 SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       FARMSTEAD TELEPHONE GROUP, INC.

Dated: November 8, 1996                /s/ Robert G. LaVigne
                                       ----------------------------------------
                                       Robert G. LaVigne
                                       Vice President - Finance and
                                       Administration, Chief Financial Officer