Form 10KSB
period 1996-12-31
FARMSTEAD TELEPHONE GROUP INC
filed 1997-03-25
CIK 804331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 1996


                        Commission file number 0-15938


                        FARMSTEAD TELEPHONE GROUP, INC.
                (Name of small business issuer in its charter)


           Delaware                                 06-1205743
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)


22 Prestige Park Circle, East Hartford, CT            06108-3728
 (Address of principal executive offices)             (Zip Code)


                   Issuer's telephone number: (860) 610-6000


        Securities registered under Section 12(b) of the Exchange Act:
                         Common Stock, $0.001 Par Value
                                (Title of class)


         Securities registered under Section 12(g) of the Exchange Act:
                                      None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


State issuer's revenues for its most recent fiscal year: $19,698,000


As of February 28, 1997, the aggregate market value of the Common Stock of the registrant held by non-affiliates, based upon the last sale price of the registrant's Common Stock on such date, was approximately $10,431,000.


As of February 28, 1997, the registrant had 3,262,329 shares of its $0.001 par value Common Stock outstanding.


Transitional Small Business Format:    Yes  [  ]   No [X]

                       TABLE OF CONTENTS TO FORM 10-KSB



                                    PART I

                                                                           Page
                                                                           ----

Item 1.   Description of Business........................................    3

Item 2.   Description of Property........................................   11

Item 3.   Legal Proceedings..............................................   11

Item 4.   Submission of Matters to a Vote of Security Holders............   11


                                    PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.......   11

Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................   13

Item 7.   Financial Statements...........................................   18

Item 8.   Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosures..........................................   18


                                   PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act..............   18

Item 10.  Executive Compensation.........................................   20

Item 11.  Security Ownership of Certain Beneficial Owners and Management.   20

Item 12.  Certain Relationships and Related Transactions.................   20

Item 13.  Exhibits and Reports on Form 8-K...............................   20



SIGNATURES...............................................................   21

INDEX TO EXHIBITS........................................................   35

                                     PART I


Item 1.  Description of Business


General

      Farmstead Telephone Group, Inc. (the "Company") is engaged in the Customer Premise Equipment ("CPE") segment of the telecommunications industry,
(1) as a secondary market reseller of used, remanufactured and/or refurbished Lucent Technologies, Inc. ("Lucent") business telephone parts and systems, (2) as an authorized Lucent dealer and distributor of certain new telephone system products, and (3) as a designer, manufacturer and supplier of proprietary voice (or "call") processing systems. The Company also provides equipment repair and refurbishing, inventory management, and other related value-added services. The Company sells its products and services to corporate end users, and to other dealers and distributors. CPE refers to equipment which resides at the customer's premises.

      The Company was incorporated in Delaware in 1986 and became a public company in May 1987 following the completion of its initial public offering. In 1994, the Company acquired certain operating assets of Cobotyx Corporation, Inc. ("CCI"), a designer, manufacturer and supplier of voice processing systems, and expanded its entry into this marketplace through the formation of a voice processing products division ("Cobotyx Division").

      Effective February 29, 1996, the Company purchased from AT&T Systems Leasing Corporation, a subsidiary of AT&T Capital Corporation, certain assets of its discontinued Asset Recovery Center ("ARC"). The assets acquired consisted primarily of warehouse equipment, vehicles, computer and office equipment, and inventory. Prior to its closing in January 1996, the ARC primarily operated to service AT&T affiliates in the orderly disposition, by way of consignment sales arrangements, of excess, overstocked and end-of-life telecommunications, computer and data transmission equipment. The Company concurrently formed a subsidiary corporation, Farmstead Asset Management Services, LLC ("FAMS"), and commenced a similar operation in Piscataway, New Jersey.

Customers and Target Markets

      Secondary market telephone parts, systems and services are marketed domestically through the Company's in-house sales staff to approximately 1,500 active customers ranging from small companies to large, multi-location corporations, and including equipment wholesalers, dealers, distributors and government agencies and municipalities. The Company believes its secondary market equipment customers are generally (i) existing Lucent equipment users that require piece parts to upgrade, expand, or maintain their existing telephone system, (ii) cost-conscious businesses that desire to save money by purchasing used or refurbished equipment instead of new equipment, but still retain Lucent installation and maintenance support for these products, and
(iii) businesses that may have no current need for Lucent's latest and most technically advanced product offerings. Businesses also look to the Company, and to other secondary market resellers, to meet their immediate equipment delivery requirements. The Company is also pursuing the sale of its secondary market products internationally, such as in the People's Republic of China ("PRC"), the Republic of the Philippines, and in other countries which have underdeveloped telecommunications systems and may have limited financial resources. New Lucent telephone equipment is marketed in selected areas of New England and New York state through the Company's sales staff and a network of approximately 35 associate dealers.

      The Company distributes its voice processing products domestically and internationally to over 500 customers, primarily independent dealers and distributors, end-users, and through arrangements with several manufacturers of telephone systems and business equipment.

      During the two years ended December 31, 1996, no single customer accounted for more than 5% of revenues, except for J.P. Morgan Company, Inc., which accounted for 8.8% in 1996 and Lucent which accounted for 5.4% in 1995. The Company's business is not considered seasonal.

Strategy

      The Company's current objective is to significantly expand its revenues and profitability through a strategy based on:

  * Domestic Expansion - The Company is seeking to expand its revenues and customer base in the domestic secondary telephone equipment marketplace by increasing its sales force, establishing business in other geographic areas of the U.S. and by continuing to provide quality refurbished products, superior customer service and support, and other value-added services as required by its customers. The Company is also attempting to become a more strategic partner to Lucent, by specializing in the resale of Lucent products and through the establishment of distribution rights to new equipment. The Company may also seek to acquire similar businesses in other geographic areas of the U.S., as opportunities arise, in order to increase its share of this market.

  * New Call Processing Products and Services - The Company plans to continue its expansion into this marketplace by utilizing or developing current technologies to produce state-of-the-art products that provide basic voice and call processing functionality while also providing flexibility and expandability. The Company plans to adapt its technology to emerging industry standards, and plans to provide custom computer telephone integration ("CTI") solutions for its customers, including interactive voice response and unified messaging products.

  * International Expansion - The Company plans to continue to market its products internationally, through sales agency relationships, and the establishment of marketing and/or distribution agreements with established overseas businesses in the countries that the Company has targeted to penetrate, including the PRC, the Republic of the Philippines, Latin America, and other countries.

Industry Background

      According to reports published in 1993 and 1994 (the latest available) by The Telecom Library, Inc., a communications industry publishing company, the telephone equipment secondary market is one of the fastest growing sectors of the telecommunications industry, with gross sales estimated to reach $704 million in 1994, representing an increase of 22% from $577 million in 1993. Of total surveyed 1993 gross sales, 66% represented sales of parts (as opposed to complete systems). In addition, sales to end-users represented 79% of total sales. AT&T equipment comprised the largest brand name segment of the marketplace, with 25% of sales. The 1994 report forecasted an annual growth rate of 20% for 1995 and for 1996, and through the end of the decade, annual growth rates were estimated to be in the thirty percentile range and higher, driven by increases in the replacement rate of equipment in the installed base, due to technical innovations in the equipment.

      According to voice processing industry sources, the domestic market for voice processing systems recorded aggregate end-user revenues of approximately $2.5 billion in 1995, with approximately 97,000 systems estimated to have been sold (up from $2.1 billion in revenues and 74,000 systems in 1994). The marketplace is further divided into two main categories: voice messaging equipment, in which the Company's products primarily compete, with 1995 end user revenues of $1.6 billion ($1.3 billion in 1994), and voice response equipment, with 1995 end user revenues of $900 million ($853 million in 1994). Major manufacturers of voice processing systems include switch suppliers (such as Lucent, Northern Telecom, Inc. and Rolm Co.), independent manufacturers of proprietary systems (such as Centigram Communications Corporation and Octel Communications Corporation), and independent manufacturers of personal computer ("PC") based, open architecture systems (such as Active Voice, Inc. and Applied Voice Technologies, Inc.). The open system, standard architecture suppliers often buy board level technology from a few core voice technology suppliers, and then use standard operating systems and programming languages, and PCs, to create proprietary voice processing solutions.

      CTI, which is defined as the actual hardware and software that attach to both the telephone systems and computers, is believed by industry sources to be moving rapidly from an important submarket of the PBX market, and evolving into its own market, with revenues of $1.5 billion in 1995 estimated to approach $8 billion in 1999.

The Company's Telephone Equipment Products

      Product Descriptions

      The Company sells used, remanufactured, refurbished and new telephone parts and systems manufactured by Lucent. Parts sold primarily include digital and analog telephone sets, circuit packs, and other system accessories, such as headsets, consoles, speakerphones and paging systems. Telephone systems are generally categorized as key systems and PBX systems. Key systems are generally used by small businesses, and are characterized by telephones which have multiple buttons permitting the user to select outgoing or incoming telephone lines directly. PBXs are private telephone switching systems usually located on a customer's premises, with an attendant console, and are designed for use by larger businesses. Because most of the features of a PBX are stored in the switch, and not on the telephone, a PBX can provide more features and flexibility than a key system.

      Lucent key systems sold by the Company, in both piece parts and complete systems, and their capacities include: Merlin(R) and Merlin Legend(R) (2 lines, 6 telephones to 80 lines, 144 telephones); Spirit(R) (3 lines, 8 telephones to 24 lines, 48 telephones) and Partner(R) (6 lines, 12 telephones to 24 lines, 48 telephones).

      Lucent PBX equipment sold by the Company, primarily in piece parts, and their capacities include: System 25 (any combination of lines and telephones up to a maximum of 256), System 75 (200 lines, 800 telephones); System 85 (16,000 lines, 50,000 telephones); Definity(R) G1 (400 lines, 1,600 telephones); Definity(R) G2 (32,000 lines, 100,000 telephones); Definity(R) G3 (4,000 lines, 10,000 telephones); and Dimension(R) (2,968 lines, 7,232 telephones), an older technology, manufacturer-discontinued product which the Company offers for sale in the PRC and other foreign countries.

      Telephone equipment sales and service revenues accounted for 83% of total Company revenues in 1996 (79% in 1995). Sales of PBX equipment and associated telephones and accessories were 88% of telephone equipment sales in both 1996 and 1995, while key equipment parts and system sales were 12% of telephone equipment sales in both 1996 and 1995.

      Relationship with AT&T/Lucent Technologies

      Prior to February 1, 1996, the business of Lucent was conducted as a part of the operations of AT&T Corp. ("AT&T"). On February 1, 1996, as a result of a decision to restructure the company, AT&T began the process of separating Lucent into a stand-alone company. AT&T completed an IPO of Lucent shares in April 1996 and the divestiture of Lucent was completed in October 1996 through the distribution of AT&T's shares in Lucent to AT&T shareholders. Lucent is comprised of the systems and technology units that were formerly part of AT&T. With 1996 revenues of $23.2 billion, Lucent is one of the world's leading designers, developers and manufacturers of telecommunications systems, software and products. Throughout this report, references to AT&T and Lucent will be referred to collectively as "Lucent Technologies", or "Lucent".

      Since 1985, Lucent has provided support to the secondary market by continuing to offer installation, maintenance, repair, reconditioning and certification services for its products purchased by end-users through equipment resellers. Equipment resellers such as the Company may also, with various restrictions, utilize Lucent documentation, technical information and software. Lucent also generally provides a one year warranty for products purchased from Lucent for resale, provided that Lucent performs the installation. The installation and maintenance of Lucent equipment is generally provided by Lucent. The Company does, however, coordinate the installation scheduling directly with Lucent if requested to do so by its customer. The Company also has agreements with a number of installation and maintenance companies covering the New England and New York geographic areas who can also provide such services.

      The Company currently has several product sales agreements with Lucent, which have terms ranging up to two years, although they can generally be canceled upon 90 days notice. Since 1991, the Company has been a "Lucent Authorized Distributor of Selected Lucent - Remanufactured Products" ("Lucent Agreement"), under a program with Lucent which currently includes only eight other secondary market companies in different geographic areas of the country. The Lucent Agreement does not provide the Company with an exclusive sales territory. Under the program, the Company is authorized to sell domestically specified Lucent remanufactured products, currently including certain Merlin(R), Spirit(R) and System 25 products. The Company is also required to purchase all of such included products directly from Lucent. During 1996, the company obtained distribution rights to new Lucent products including (i) PBX products such as Definity(R) G3 and Audix(R), (ii) new Key System products including Merlin Legend(R) and Partner(R) Communication systems, and (iii) new consumer telecommunication products including 2-line telephones, cordless telephones and answering machines. During 1996 the Company also obtained distribution rights to Lucent's Classic (Remanufactured) Definity(R) product line. The Company was assigned specific sales territories under each of these new agreements, which principally cover various parts of New England and New York.

      The Company believes that its relationship with Lucent is satisfactory and has no indication that Lucent has any intention of canceling any of the existing agreements. The Company's business is not expected to be adversely impacted by the divestiture of Lucent from AT&T. It could, however, be materially adversely affected should Lucent decide to no longer provide installation and maintenance services on used, remanufactured or refurbished products sold by resellers such as the Company, or should it cancel the Company's distribution rights to new equipment. In the event that the Lucent Agreement is terminated, the Company does not believe that it would have a material effect on the Company's business, since it could acquire like refurbished products from other sources at comparable prices.

      Marketing and Customers

      Telephone parts, systems and services are marketed domestically through the Company's in-house sales staff, and approximately 35 associate dealers, to approximately 1,500 active customers ranging from small companies to large, multi-location corporations, and including equipment wholesalers, dealers, distributors and government agencies and municipalities . Approximately 63% of the Company's 1996 and 1995 telephone equipment sales and service revenues were to customers located in New England, New York, New Jersey and Pennsylvania. End-user sales accounted for approximately 95% (85% in 1995) of telephone equipment sales in 1996, while sales to resellers accounted for approximately 5% (15% in 1995).

      The Company markets Dimension(R) PBX equipment in the People's Republic of China ("PRC") to businesses, government agencies and local telephone service providers through its affiliate, Beijing Antai Communication Equipment Company, Ltd. ("ATC") located in Beijing, PRC. In May 1995, the Company completed the acquisition of a 50% interest in ATC, for a purchase price of $100, plus a $390,000 capital contribution to ATC. ATC was formed in October 1992 as a Joint Venture Enterprise, and is also owned 50% by Beijing Aquatic Product Inc. ATC, previously a distributor for the Company in the PRC, markets, assembles, manufactures, installs and services the Company's telecommunications products which have been developed for use in the PRC. These products include (i) used Lucent PBX equipment, and (ii) central office equipment, consisting of proprietary Chinese system software, proprietary digital and analog interfaces, and a proprietary billing system, the combination of which enables the PBX equipment to be operated as a small central office (a telephone company facility where subscriber's lines are joined to switching equipment for connecting other subscribers to each other, locally and long distance). ATC also distributes and installs local telecommunications transmission systems and home and business alarm systems, however their historical operations to date have been insignificant, and no assurances can be given that the Company or ATC will be successful in selling its products in the PRC.

      In June 1996, the Company and several Philippines investors formed TeleSolutions, Inc., in which the Company invested $40,000 for a 40% ownership interest. TeleSolutions was formed for the purpose of refurbishing, installing and selling telecommunications equipment in the Republic of the Philippines.

The Company's Voice Processing Products

      Product Descriptions

      Voice (or "call") processing encompasses various types of computer assistance to facilitate interaction over the telephone, between a caller, one or more persons, and a computer. With call processing technology, telephone users can utilize voice and touchtones to manipulate calls, interact with computer databases, and access and respond to messages or data from voice or other electronic media, thereby making internal and external communications more efficient. The four most common call processing features are: (1) Voice Mail - allows a caller to store voice messages and replies in a computer, and thereby conduct a dialogue with any person without having to be on the same line at the same time; (2) Automated Attendant - allows a caller to direct the computer to switch the call to a telephone extension different from the one dialed, without the manual intervention of an operator; (3) Interactive Voice Response - allows a caller to obtain information in voice form (for example, selecting announcements from a list of options) from a local or non-local database and (4) Unified Messaging - gives users a single point of access for all messages by making voive mail, fax, email and video mail messages all accessible from a desktop PC in a networked environment.

      In January 1994, the Company acquired certain assets of CCI, and established the Cobotyx Division to be responsible for ongoing voice processing equipment business and strategy. The assets acquired from CCI included technology and know-how, inventories, property and equipment, all trademarks, tradenames, and patents. Certain key engineering, technical and support personnel of CCI were subsequently hired by the Company to staff this operation. Through its Cobotyx Division, the Company designs, integrates, manufactures, distributes and supports products that provide automated call handling, voice and fax messaging, interactive voice response, automated call distribution and unified messaging capabilities. The Company also uses component technology licensed from other suppliers. Products currently marketed include:

      COBOT[TM] Plus Receptionist - a single port, solid state, fully-featured automated attendant with Rotary Dial Detection, for PBXs, Key systems or Centrex (a business telephone service offered by a local telephone company, providing custom calling features such as call forwarding, call transfer, least cost routing and speed calling) applications.

      COBOT[TM] Plus Secretary - an automated attendant and voice mail system, with a 2 - 8 port, 500 mailbox capacity.

      SOHO ("small office, home office") SECRETARY - a low cost, but fully-featured automated attendant and voice mail system, with a 2
            - 4 port capacity, designed for the small office, branch office market.

      KASSIE[TM] - a PC-based automated attendant and voice mail system, with a 2 - 24 port, 10,000 mailbox capacity, that can be optioned to support advanced applications like fax and interactive voice response.

      COBOT[TM] LAN - a PC-based communication server which connects to a Local
            Area Network ("LAN") and acts to control multiple type messages such as voice, fax, email, and video mail. Each server has a 96 port capacity and, with multiple servers, the system can accommodate large applications.

      COBOT[TM] VM - a PC-based system which provides voice mail and automated attendant features, and which is upgradable to a COBOT[TM] LAN.

      Marketing and Customers

      The Company distributes its voice processing products domestically and internationally to approximately 500 customers, consisting primarily of a nationwide network of independent dealers and distributors, end-users, and through arrangements with several manufacturers of telephone systems and business equipment. A typical dealer is a small business operator who primarily sells telephone systems to small and medium size businesses. Most dealers also sell competing call processing systems. The Company attempts to maintain relationships with a large number of dealers and, because of the potential for dealer turnover, considers it advantageous not to become overly dependent upon a few dealers. Approximately 68% of the Company's voice processing sales and service revenues in 1996 were to dealers and distributors (66% in 1995), with 13% (26% in 1995) from sales to Lucent. Approximately 37% (30% in 1995) of the Company's voice processing sales and service revenues in 1996 were international, principally to customers in Mexico, Central and South America. Voice processing sales and service revenues accounted for 12% of total revenues in 1995 (21% in 1995).

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

Customer Services

      The Company is committed to respond to its customers' service or project-oriented telecommunications needs. While each type of service is not material to the Company's operations as a whole, the Company believes they help differentiate the Company from its competitors, as well as contribute to longer lasting customer relationships and incremental sales. The Company provides the following services:

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

      Inventory Management: The Company provides inventory storage, accounting, and distribution services, acting as a centralized depot for its customers' idle telecommunications equipment. Through FAMS, the Company additionally sells, on behalf of its customers, their used computer, data transmission and telephone equipment on a consignment basis.

      Other Services: The Company's technical staff currently provide engineering, configuration, technical "hot line" telephone support and limited on-site installation services. The Company rents out equipment on a month-to-month basis, servicing those customers that have temporary, short-term equipment needs. For two companies in the television broadcast industry the Company provides telecommunications coordination services for broadcast sports and other events throughout the country. The Company's Cobotyx division also provides custom computer telephone interface solutions for its customers on a consulting basis.

      The Company's combined service revenues accounted for 10% of revenues in 1996 and 4% of revenues in 1995. No single service accounted for more than 5% of revenues.

Competition

      The marketplace for the Company's telephone equipment products is highly competitive. The Company competes with Lucent and other secondary market equipment resellers, of which the Company estimates there are over 100 nationwide, principally on the basis of timeliness of delivery, customer service and price. The growth in the number of these dealers has resulted in more competitive sales pricing, and in higher equipment acquisition costs. The Company also competes with Lucent and other new equipment manufacturers and distributors.

      The portion of the industry that supplies call processing systems to small and medium sized businesses is extremely competitive. In the domestic dealer and original equipment manufacturer channels, the Company competes on the basis of price, system features, ease of installation and use, sales and technical support, and product reliability. Principal competitors at present fall into three categories: (a) telephone equipment manufacturers that offer their own call processing systems (for example, Lucent, Northern Telecom, Inc., Rolm Co. and Toshiba America Information Systems, Inc.); (b) independent call processing system manufacturers whose products integrate with multiple telephone systems and are either based on proprietary hardware (for example Centigram Communications Corporation, Comverse Technology, Inc. and Octel Communications Corporation), or are PC-based like the Company's products (for example, Active Voice, Inc., Applied Voice Technologies, Inc. and Compass Technology, Inc., now a division of Octel Communications Corporation) and (c) large telephone companies. For both telephone and voice processing products, the Company anticipates intensified competition from larger companies having substantially greater technical, financial and marketing resources, as well as larger customer bases and name recognition than the Company. As the industry further develops CTI products, the Company anticipates that it will encounter a broader variety of competitors, including new entrants from related computer and communication industries. There can be no assurance that the Company will be able to develop more technologically advanced products or that even if it is able to develop, or acquire rights to incorporate into its products, the next generation of technology, that such products will perform as well as competitor's products or that such products will be accepted by the market or that the Company will see any financial benefit therefrom.

Suppliers

      The Company obtains its telephone equipment parts for resale from a variety of sources, depending upon price and availability at the time of purchase. These sources include Lucent, other secondary market equipment dealers and distributors, leasing companies and end-users. In accordance with various distribution agreements with Lucent, the Company is required to purchase certain products only from Lucent. The Company believes that if the various Lucent agreements were to be canceled or not renewed, it could obtain similar used or refurbished products from other suppliers, but would lose its ability to acquire new products for sale. The Company is not otherwise dependent upon any single supplier for telephone equipment. The Company believes that product availability in the marketplace is presently sufficient to allow the Company to meet its customers' delivery requirements.

      The printed circuit boards utilized in the COBOT[TM] Plus Digital Announcer and the COBOT[TM] Plus Receptionist are manufactured for the Company by Dovatron Manufacturing East, a division of Dovatron, Inc. ("Dovatron"). While the Company plans to continue utilizing Dovatron in this manner, it believes that it could readily engage other sources if it were necessary to do so. For its other voice processing products, the Company purchases electronic components, IBM-compatible PCs and voice and fax boards from multiple vendors. The products are assembled, configured to customer specifications, tested and/or installed by the Company or alternatively, the Company can purchase certain products complete to the Company's specifications. Because the Company's product platforms consist principally of standard electronic and PC components, the Company is not dependent upon any single supplier.

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

      The Company was granted permission to utilize certain Lucent designated trademarks, insignia and symbols in the Company's advertising and promotion of products furnished under the various Lucent agreements.

Research and Development

      Research and development expense was $125,000 in 1996 and $99,000 in 1995, representing 0.6% of revenues in each year.

Employees

      As of December 31, 1996, the Company had 99 full-time and 10 part-time employees, consisting of 38 in operations, 45 in sales, sales support and marketing, and 26 in management and administration. The Company believes that its relations with its employees are satisfactory. The Company's employees are not represented by any organized labor union and are not covered by any collective bargaining agreements.

Item 2.   Description of Property

      As of December 31, 1996, the Company leased, on a month-to-month basis, 24,000 square feet of office and warehouse space in East Hartford, CT which it used as its principal executive and administrative offices and its telephone equipment operations, and 4,000 square feet of office space in Danbury, CT which it uses for its voice processing products division. In November 1996, the Company entered into a five year lease, commencing February 1997, for a 34,760 square foot building in East Hartford, CT, and in March 1997 relocated substantially all of its Connecticut operations into this facility. Under the terms of the lease agreement, the minimum monthly rental, will be $13,759 for the first two years, $14,483 during year three and $15,207 during years four and five. The lease agreement contains two three-year renewal options.

      FAMS leases 70,100 square feet of warehouse and office space in Piscataway, New Jersey at a monthly rent of $24,827 under a two year lease entered into in March 1996.

      Rent expense was $422,000 in 1996 and $201,000 in 1995. The Company believes that its facilities are adequate for its present needs and suitable for their intended uses. If new or additional space is required, the Company believes that adequate facilities are available at competitive prices in the immediate areas of current operations.


Item 3.  Legal Proceedings

      The Company is not a party to any pending material proceedings and no such proceedings are known to be contemplated by others.


Item 4.  Submission of Matters to a Vote of Security Holders

      None.


                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

      On and subsequent to September 12, 1996, the Company's securities have traded on the American Stock Exchange. Prior thereto, and until September 11, 1996, the Company's securities traded on The Nasdaq SmallCap Market[SM] ("Nasdaq") tier of The Nasdaq Stock Market[SM] . The following table lists the Company's securities and trading symbols:


                                                         Date First    Former
                                              Amex       traded on     Nasdaq
           Security                          Symbol         Amex       Symbol
------------------------------------------------------------------------------

Common Stock..............................   FTG         9/12/96       FONE

Redeemable Class A Common Stock Purchase
Warrant ("Class A Warrant")...............   FTG.WS.A    11/29/96        -

Redeemable Class B Common Stock Purchase
Warrant ("Class B Warrant")...............   FTG.WS.B    12/2/96         -


Warrant (issued in the Company's 1987
initial public offering; hereinafter
referred to as "IPO Warrant").............   FTG.WS      9/12/96       FONEW

Unit (delisted on 11/29/96)...............   FTG.U       9/12/96         -

Unit (issued in the Company's 1987
initial public offering; delisted 9/11/96;
hereinafter referred to as "IPO Unit")....     -            -          FONEW

      The following sets forth the range of quarterly high and low sales prices for these securities, for the two years ended December 31, 1996 (market prices and numbers of securities for prior periods have been restated to give retroactive recognition to the 1-for-10 reverse stock split effected August 13,
1996):


                             1996               1995
Common Stock:          ----------------    ----------------
Quarter Ended           High      Low       High      Low
-------------          ------    ------    ------    ------

March 31               $ 5.90    $ 1.90    $ 6.25    $ 3.44

June 30                  5.90      3.10      6.88      3.75

September 30             5.00      3.10      5.63      3.75

December 31              3.88      2.69      4.06      2.19

      There were 3,262,329 and 2,123,867 common shares outstanding at December 31, 1996 and 1995, respectively.


                             1996                1995
IPO Warrants:          ----------------    ----------------
Quarter Ended           High      Low       High      Low
-------------          ------    ------    ------    -----

March 31               $ 1.88    $  .31    $ 2.19    $ .94

June 30                  2.50       .63      1.88      .31

September 30             1.88      1.25      1.25      .31

December 31               .88       .13       .31      .31

      There were 183,579 IPO warrants outstanding at December 31, 1996 and 1995, respectively.


                             1996                1995
IPO Units (1):         ----------------    ----------------
Quarter Ended           High      Low       High      Low
-------------          ------    ------    ------    ------

March 31               $ 7.50    $ 3.75    $ 7.50    $ 5.16

June 30                     -         -      8.13      4.38

September 30             5.00      5.00      6.88      6.88

December 31                 -         -      3.75      2.50

--------------------
<F1>  (1)  Units of the Company's securities consisted of one share of common stock and a detachable warrant to purchase 1.06 shares of common stock at an exercise price of $4.70 per share. The Units did not trade during the quarter ended June 30, 1996. The Units were delisted in September 1996.
           For further information see the Notes to Consolidated Financial
           Statements.


                             1996
Units (2):             ----------------
Quarter Ended           High      Low
-------------          ------    ------

September 30           $ 5.50    $ 3.87

December 31              5.13      4.09


--------------------
<F2> (2)  The Units consisted of one share of common stock, one Class A Warrant and one Class B Warrant. In November 1996 the underlying components became separately tradable, and the Unit was delisted.

Class A and Class B Warrants:

      The Class A and Class B Warrants became separately tradable in November 1996 and for the quarter ended December 31, 1996 had a high sales price of $.625 and $.438, respectively, and a low sales price of $.25 and $.125, respectively. There were 1,137,923 Class A and Class B Warrants outstanding at December 31, 1996.

      (b) There were 650 holders of record of the common stock as of December 31, 1996 representing approximately 5,000 beneficial stockholders.

      (c) The Company has paid no dividends and does not expect to pay dividends in the foreseeable future as it intends to retain earnings to finance the growth of its operations. Pursuant to a Commercial Loan and Security Agreement with Affiliated Business Credit Corporation, (now merged with First Union Bank of Connecticut ) the Company is prohibited from declaring or paying any dividends or making any other distribution on any of the shares of its capital stock, without the prior consent of the lender.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto contained in Item 7 of this Report.

Results of Operations

      The following table sets forth the percentage of revenue represented by the following items for the years ended December 31, 1996 and 1995:


                                                    1996       1995
                                                   ------     ------

Revenues                                           100.0%     100.0%

Cost of revenues                                    69.6       69.5

Selling, general and administrative expenses        27.0       31.6


Research and development expenses                     .6         .6

Interest expense                                      .8         .6

Equity in unconsolidated subsidiaries                 .6        1.3

Other income                                        (3.2)       (.1)
                                                   ----------------

Income (loss) before income taxes                    4.6       (3.5)

Provision for income taxes                            .1         .1
                                                   ----------------

Net income (loss)                                    4.5%      (3.6)%
                                                   ================

Year ended December 31, 1996 as compared  to the year ended December 31, 1995

Revenues

      Total revenues for the year ended December 31, 1996 were $19,698,000, an increase of $4,381,000 or 29% from the comparable 1995 period. Telephone equipment revenues accounted for 83% of total 1996 revenues (79% in 1995), voice processing revenues accounted for 12% of total 1996 revenues (21% in 1995), and revenues from FAMS (which commenced operations in February, 1996), consisting principally of sales of computer and data transmission equipment and inventory storage services, accounted for 5% of total 1996 revenues.

      Telephone equipment revenues for 1996 increased $4,142,000 or 34% from 1995, as a result of (i) higher end user sales of refurbished and Lucent - remanufactured products, (ii) sales of new Lucent equipment pursuant to various product dealer and distributor agreements entered into by the Company in 1996, and (iii) higher levels of provided services, including installations, event coordination and equipment repair and refurbishing. Provided services represented 7% of telephone equipment revenues in 1996 (3% in 1995). End user revenues accounted for 95% of total telephone equipment revenues in 1996 (86% in 1995), while revenues from dealers and other equipment resellers accounted for 5% (14% in 1995).

      Voice processing equipment revenues for 1996 decreased by $855,000 or 27% from 1995, primarily attributable to (i) lower sales to Lucent resulting from an OEM contract which terminated in February 1996, and (ii) 25% lower sales to dealers and distributors, partially offset by a 98% increase in end user revenues. End user revenues accounted for 19% of total voice processing revenues in 1996 (8% in 1995), while revenues from dealers and distributors accounted for 68% (66% in 1995), and revenues under an OEM agreement with Lucent accounted for 13% of total voice processing revenues in 1996 (26% in 1995).

Cost of Revenues

      Total cost of revenues increased $3,057,000 or 29% in 1996 as compared with 1995 due primarily to higher sales volumes. The gross profit margin was 30.4% of revenues for 1996 as compared to 30.5% of revenues for the comparable prior year period. For the year ended December 31, 1996, $459,000 of purchase rebates were credited to cost of sales, which had the effect of increasing the Company's gross profit margin to 30.4% from 28.1% otherwise realized. Excluding the effect of the rebates as described above, increased product acquisition costs on certain telephone system parts, higher labor and warehousing costs, and lower voice processing equipment sales were the principal reasons for a lower overall gross profit margin from the prior year.

Operating Expenses

      Selling, general & administrative expenses ("SG&A") increased $487,000 or 10% in 1996 as compared with 1995. SG&A was 27% of revenues in 1996 as compared with 32% in 1995. The increase in SG&A was attributable to $738,000 of expenses incurred by FAMS, which began operations in 1996, and increased sales compensation, personnel costs and other operating costs associated with the Company's increased business volume and number of employees. These increased costs were offset by (i) the discontinuance in 1995 of the Company's in-house service bureau and the marketing of the VTS-1000/2000 product line, and (ii) significantly lower international market development costs, primarily due to the termination in November 1995 of certain voice processing product joint venture agreements in the PRC.

      Research and development expenses ("R&D") increased $26,000 or 26% in 1996 as compared with 1995. R&D was .6% of revenues in each period.

Other Income and Expenses

      Other income increased $621,000 in 1996 as compared with 1995. Included in other income for 1996 was $542,000 related to rebates earned from AT&T on coupons tendered for redemption, net of coupon acquisition costs. The rebates are a result of coupons issued by AT&T in 1995 in settlement of a lawsuit, which are freely transferable and which can be used towards the cost of AT&T products and services purchased from May 1995 through June 1, 1997. In 1996 the Company began purchasing coupons at a discount to their $50 face value and redeeming them with AT&T for the full $50 face value. Accordingly, the Company recorded in other income the difference between the face value of the coupons and their acquisition cost. The Company expects to continue to take advantage of the coupon redemption program through its June 1, 1997 expiration date. However, the Company is unable to predict the program's effect on future operating results since (i) the supply of coupons in the after-market is limited, (ii) the Company's acquisition cost for the coupons can fluctuate,
(iii) beginning June 1, 1996, rebates were restricted to systems and maintenance services sold (previously, component parts were also separately included in the program), and (iv) in any event, the Company cannot reasonably estimate its future sales activity of products subject to the rebate program. See Note 3 to the consolidated financial statements included elsewhere herein.

      Interest expense increased $60,000 or 61% in 1996 as compared with 1995. The increase was attributable to higher average borrowings under the Company's revolving credit facility, in order to support the Company's increased sales and operating levels. Average borrowings in 1996 were $1,406,000 as compared with $880,000 in 1995.


Year ended December 31, 1995 as compared  to the year ended December 31, 1994

Net Loss

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

      The Company's international business development activities, which were centered principally in the PRC, negatively impacted operating results by approximately $774,000 for the year ended December 31, 1995, and by approximately $541,000 for the year ended December 31, 1994. These activities, as also described in the Notes to Consolidated Financial Statements included herein, principally focused on (i) the acquisition of a 50% interest in ATC, which was completed in May 1995, and (ii) developing strategic business relationships in the PRC for the marketing of its voice processing products through the contemplated formation of a second joint venture company. Included in the above amount for 1995 were expenses of approximately $450,000 from the Company's funding of voice processing product development and marketing operations in the PRC pursuant to its obligations under the Interim Agreement and JV Agreement, consisting of working capital provided, project management consulting fees, travel costs and demonstration products provided by the Company. These agreements were terminated in November, 1995 due to a lack of funds with which to capitalize the proposed joint venture. Also included were net expenses of approximately $244,000, consisting primarily of facility, personnel and other operating costs incurred in connection with the domestic acquisition, testing and storage of product slated for export to the PRC and other international markets.

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

Revenues

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

Cost of Revenues

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

Operating Expenses

      Selling, general and administrative expenses for the year ended December 31, 1995 increased by $1,652,000 to $4,835,000 (32% of revenues) from
$3,183,000 (27% of revenues) for the year ended December 31, 1994. Approximately 27% of the increase was attributable to international voice processing product market development activities pursuant to the JV and Interim Agreements (as more fully described in Note 11 to the notes to consolidated financial statements), including working capital provided, monthly retainer fees and travel expenses of outside consultants for international project management services, and the cost of demonstration products contributed by the Company. Approximately 45% of the increase was related to personnel costs attributable to (i) increased personnel and related costs associated with the start up of the service bureau and VTS-1000/2000 product offerings which were discontinued by the end of 1995, and (ii) increased compensation expenses, including increased sales commissions as a result of higher sales levels. Product marketing expenses increased by 6% primarily due to expanded marketing of voice processing products, and the Company incurred higher depreciation expense, bad debt expense and other overhead costs associated with the Company's increased sales and operating levels. In connection with the termination of a proposed underwriting of additional securities, the Company also charged $81,000 of legal fees and related expenses to SG&A in 1995.

      Research and development expenses ("R&D") for the year ended December 31, 1995 were $99,000, down 54% from $217,000 incurred in 1994. During 1994 the
Company was engaged more extensively in R&D in connection with telephone systems and central office products for the PRC, and in the development of the KASSIE[TM] and VTS-2000 call processing products for both domestic and international applications. During 1995 the Company allocated a higher percentage of its in-house technical resources to product support functions.

Other Expenses

      Interest expense for the year ended December 31, 1995 was $99,000, up 148% from $40,000 incurred in 1994, due to higher average debt levels and higher weighted average interest rates on the Company's outstanding debt.

Liquidity and Capital Resources

      Working capital at December 31, 1996 was $6,898,000, an increase of $3,892,000 from working capital at December 31, 1995. The working capital ratio at December 31, 1996 was 2.4 to 1 as compared to 1.9 to 1 at December 31, 1995. The increase in working capital and the related ratio was primarily due to cash generated from the sale of 1,137,923 Units.

      Operating activities used $1,064,000 of cash in 1996, principally due to
(i) an increase in accounts receivable, reflecting significantly higher 1996 fourth quarter sales, (ii) an increase in inventories, resulting from the Company's expanded product lines and higher sales levels and (iii) the start-up of FAMS in 1996.

      Investing activities used $532,000 of cash in 1996, principally in the purchase of warehouse equipment, vehicles, computer and office equipment for use by FAMS in its business operations. The Company also invested $40,000 for a 40% ownership interest in TeleSolutions, Inc., a newly formed corporation located in the Republic of the Philippines. The corporation was formed for the purpose of refurbishing, installing and selling electronics and telecommunications equipment.

      Financing activities provided $4,198,000 of cash in 1996, attributable to $3,746,000 generated, net of expenses, from the sale of 1,137,923 Units as more fully described in Note 8 to the consolidated financial statements included herein, and a $451,000 increase in borrowings under the Company's revolving credit line. The Company intends to use the proceeds of the secondary offering to finance and expand the Company's business, both domestically and internationally, which could include the acquisition of other businesses, although the Company currently has no specific agreements. Proceeds will also be used to further develop its products, to expand its product marketing, and for general working capital purposes.

      On June 5, 1995, the Company entered into a one year renewable Commercial Loan and Security Agreement (the "Loan Agreement") with Affiliated Business Credit Corporation (subsequently merged with First Union Bank of Connecticut in November 1996), providing for a $1.5 million revolving line of credit. This agreement replaced a $750,000 revolving loan facility with Fleet Bank., N.A. On March 11, 1996, the Loan Agreement was extended to May 31, 1997, and the amount of the credit line was increased to $2.0 million, which was further increased in February 1997 to $2.5 million. Under the current terms of the Loan Agreement, borrowings bear interest at the prime rate plus 1.5% (which was 9.75% at December 31, 1996) on the greater of (i) the actual monthly loan balance or (ii) a minimum assumed monthly loan balance of $700,000. The Company may borrow against the aggregate of (i) 75% of eligible accounts receivable (domestic receivables less than 90 days old) and (ii) 25% of eligible inventory (up to a maximum inventory advance of $300,000), up to the maximum amount of the facility. Borrowings under the Loan Agreement are repayable upon demand, and are secured by all of the Company's assets. As of December 31, 1996, the unused credit line was $97,000. The average and highest amounts borrowed under all credit facilities during the year ended December 31, 1996 was $1,406,000 and $2,088,000, respectively, as compared to $880,000 and $1,479,000, respectively, for 1995. The Company's borrowings are dependent upon the continuing generation of collateral, subject to its credit limit. The weighted average interest rate on the Company's outstanding debt was 10.8% for 1996 and 11.0% for 1995. The Company expects to renew the revolving loan facility on substantially the same terms prior to its expiration.

      On March 13, 1996, FAMS entered into a two year lease for approximately 70,100 square feet of warehouse and office space in Piscataway, New Jersey at a monthly rent of $24,827. This facility is used for the remarketing of used Lucent Technologies/AT&T telephone and computer equipment, and for the provision of asset storage and management services. Start-up costs of this operation approximated $350,000, consisting principally of the $250,000 asset purchase price plus relocation and other operating costs. In November 1996, the Company entered into a five year lease, commencing February 1997, for a 34,760 square foot building in East Hartford, CT. Under the terms of the lease agreement, the minimum monthly rental, will be $13,759 for the first two years, $14,483 for year three, and $15,207 for years four and five. The lease agreement contains two three-year renewal options. In March 1997, the Company relocated substantially all of its Connecticut operations into this facility.

      During the first quarter of 1997, the Company acquired new computer and data network equipment, and office furniture and equipment, aggregating approximately $600,000, for use in the Company's new operating facility. The Company expects to shortly enter into a lease agreement to finance substantially all of these capital expenditures over a period not to exceed five years.

      The Company believes that it has sufficient capital resources to satisfy the working capital requirements of its current operations. The Company's intent, however, is to continue to seek opportunities to expand its business and product lines. Inflation has not been a significant factor in the Company's operations.

Item 7.  Financial Statements

      The following report and financial statements of the Company are contained on the pages indicated:



                                                                         Page
                                                                         ----

Report of Deloitte & Touche LLP........................................   22

Consolidated Balance Sheets - December 31, 1996 and 1995...............   23

Consolidated Statements of Operations - Years Ended December 31, 1996
 and 1995..............................................................   24

Consolidated Statement of Changes in Stockholders' Equity - Years
 Ended December 31, 1996 and 1995......................................   24

Consolidated Statements of Cash Flows - Years Ended December 31, 1996
 and 1995..............................................................   25

Notes to Consolidated Financial Statements.............................   26


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

      Incorporated by reference to the Company's proxy statement which the Company intends to file with the Securities and Exchange Commission within `120 days after the close of its fiscal year, except for the following:

                                    Year First
           Name              Age      Elected                  Position(s) Held
-------------------------    ---    ----------    ------------------------------------------

Directors:
----------

George J. Taylor, Jr. (2)     54       1984       Chairman of the Board, President, Chief
                                                  Executive Officer and Director

Robert G. LaVigne             45       1988       Vice President - Finance & Administration,
                                                  Chief Financial Officer, Secretary,
                                                  Treasurer, Director

Harold L. Hansen (1) (2)      67       1992       Director

Hugh M. Taylor (1) (2)        53       1993       Director

Joseph J. Kelley (1) (2)      57       1995       Director

Other Executive Officers:
-------------------------

Alexander E. Capo             46       1987       Vice President - Marketing & Sales

Joseph A. Novak, Jr.          54       1993       Vice President - Operations; General
                                                  Manager - FAMS


Neil R. Sullivan              46       1994       Vice President & General Manager -
                                                  Telecom Division; Assistant Secretary

John G.  Antonich             56       1996       Vice President & General Manager -
                                                  Cobotyx Division

--------------------
<F1> (1)   Member of the Audit Committee.

<F2> (2)   Member of the Compensation Committee.

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

      Joseph J. Kelley has been a director of the Company since April 1995. He has been involved in the telecommunications industry since 1963. He is currently President of East Haven Associates of Wellesley, in Wellesley, Massachusetts. The Company provides executive and technical support for European and Asian based communication companies seeking to expand market share in the U.S., as well as for U.S. companies seeking to expand internationally. During 1994, he was Group Vice President of NYNEX, responsible for the State of Massachusetts operations. From 1985 to 1994 he served in various executive level positions with NYNEX , or associated companies including Vice President - Operations of New England Telephone (1991 - 1993), Vice

President - New England Telephone, Network Department (1990 - 1991), Corporate Director of Business Development, NYNEX Marketing (1988 - 1990) and Vice President of New England Telephone - Maine (1985 - 1988).

      Alexander E. Capo has been involved in the telephone industry since 1972. He has held the position of Vice President - Marketing and Sales since 1987. From 1985 to 1987 he was the Director of Sales for The Farmstead Group, Inc. Prior thereto he was a Sales Manager with the National Telephone Company.

      Joseph A. Novak, Jr. was employed by the Company in January 1990. He was appointed Vice President - Operations in July 1993, General Manager of FAMS in February 1996, and since August 1995 has been in charge of warehouse and technical operations for the Company's international telephone equipment business. From 1990 to 1993 he was in charge of warehouse and technical operations for the domestic telephone equipment business unit. Prior to 1990, he was employed by AT&T for 28 years, serving in various operational and sales management capacities. Mr. Novak is also Vice General Manager and a Director of ATC.

      Neil R. Sullivan was employed by the Company in October 1994 as Corporate Controller (until August 1996) and as General Manager of the domestic telephone equipment business unit, and in December 1994 was also appointed Assistant Secretary of the Company. From 1981 to 1994 he was employed by Zero Corporation ("Zero"), a manufacturer of cabinets, cooling equipment and containers for the electronics industry. Mr. Sullivan was Controller of various divisions of Zero from 1981 to 1991, and was Vice President/General Manager of the Zero-East division from 1991 to 1994.

      John G. Antonich was employed by the Company as Director of Sales in July 1993. In February 1996, he was appointed General Manager of the Cobotyx voice processing products division. From January 1991 to April 1993 he was an Account Executive with Quodata, a software manufacturer. Prior thereto, he had extensive sales, technical and managerial experience with Sperry Univac, Datapoint and Shared Technologies, Inc.


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



                                    PART IV


Item 13.  Exhibits and Reports on Form 8-K

Exhibits:  See Index to Exhibits on page 35.

Reports on Form 8-K: The registrant did not file any reports on Form 8-K during the fourth quarter of 1996.

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FARMSTEAD TELEPHONE GROUP, INC.

                              By:  /s/ George J. Taylor, Jr.
                                   --------------------------------------------
                                   George J. Taylor, Jr. Chairman of the Board,
                                   Chief Executive Officer and President

                              Date:  March 18, 1997



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                               Title                           Date
---------------------------     ---------------------------------------    ----------------

/s/ George J. Taylor, Jr.       Chairman of the Board, Chief Executive      March 18, 1997
---------------------------     Officer, and President (Principal
    George J. Taylor, Jr.       Executive Officer)


/s/ Robert G. LaVigne           Vice President - Finance and                March 18, 1997
---------------------------     Administration, Chief Financial Officer
    Robert G. LaVigne           and Director (Principal Financial and
                                Accounting Officer)


/s/ Harold L. Hansen            Director                                    March 18, 1997
---------------------------
    Harold L. Hansen


/s/ Hugh M. Taylor              Director                                    March 18, 1997
---------------------------
    Hugh M. Taylor


/s/ Joseph J. Kelley            Director                                    March 18, 1997
---------------------------
Joseph J. Kelley

Deloitte &
 Touche LLP
------------------------------------------------------------------------------
                 City Place                         Telephone:  (860) 280-3000
                 185 Asylum Street                  Facsimile:  (860) 280-3051
                 Hartford, Connecticut 06103-3402



INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Farmstead Telephone Group, Inc.
 East Hartford, Connecticut


We have audited the accompanying consolidated balance sheets of Farmstead Telephone Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Farmstead Telephone Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ DELIOTTE & TOUCHE LLP


March 7, 1997

                        FARMSTEAD TELEPHONE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                          December 31, 1996 and 1995



(In thousands, except number of shares)                            1996          1995
--------------------------------------------------------------------------------------

                                     ASSETS

Current assets:
  Cash and cash equivalents (Note 2)                             $  3,224      $   622
  Accounts receivable, less allowance for doubtful accounts
   of $245 in 1996 and $121 in 1995                                 3,917        2,691
  Inventories                                                       3,931        1,946
  Other current assets (Note 3)                                       619          139
                                                                 ---------------------
      Total current assets                                         11,691        5,398

Property and equipment, net of accumulated depreciation and
 amortization of $433 in 1996 and $326 in 1995 (Note 4) and
 amortization                                                         476          256
Investment in unconsolidated subsidiaries  (Note 9)                   117          201
Other assets                                                          144           54
                                                                 ---------------------
      Total assets                                               $ 12,428      $ 5,909
                                                                 =====================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank borrowings  (Note 5)                                      $  1,903      $ 1,452
  Accounts payable                                                  2,364        1,053
  Accrued expenses and other current liabilities                      526          398
                                                                 ---------------------
      Total current liabilities                                     4,793        2,903

Other liabilities                                                       -            -
                                                                 ---------------------
      Total liabilities                                             4,793        2,903

Commitments and contingencies  (Note 10)

Stockholders' equity (Note 8):
  Preferred stock, $0.001 par value; 2,000,000 shares
   authorized; zero shares issued and outstanding                       -            -
  Common stock, $0.001 par value; 30,000,000 shares
   authorized; 3,262,329 and 21,238,676 and shares issued
   and outstanding in 1996 and 1995, respectively                       3           21
  Additional paid-in capital                                       12,196        8,431
  Accumulated deficit                                              (4,564)      (5,446)
                                                                 ---------------------
      Total stockholders' equity                                    7,635        3,006
                                                                 ---------------------
      Total liabilities and stockholders' equity                 $ 12,428      $ 5,909
                                                                 =====================


         See accompanying notes to consolidated financial statements.

                        FARMSTEAD TELEPHONE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    Years Ended December 31, 1996 and 1995



(In thousands, except per share amounts)                     1996         1995
--------------------------------------------------------------------------------

Revenues                                                   $ 19,698     $ 15,317
Cost of revenues                                             13,702       10,645
                                                           ---------------------
Gross profit                                                  5,996        4,672
Operating expenses:
  Selling, general and administrative                         5,322        4,835
  Research and development                                      125           99
                                                           ---------------------
  Total operating expenses                                    5,447        4,934
Operating income (loss)                                         549         (262)
Interest expense                                                159           99
Equity in unconsolidated subsidiaries                           124          197
Other income                                                   (635)         (14)
                                                           ---------------------
Income (loss) before income taxes                               901         (544)
Provision for income taxes                                       19            9
                                                           ---------------------
Net income (loss)                                          $    882     $   (553)
                                                           =====================

Net income (loss) per share                                $    .35     $   (.27)
                                                           =====================

Weighted average common and common equivalent shares          2,486        2,084
                                                           =====================


                      CONSOLIDATED STATEMENTS OF CHANGES

                            IN STOCKHOLDERS' EQUITY

                    Years Ended December 31, 1996 and 1995



                                               Common Stock       Additional       Stock
                                             -----------------     paid-in      subscriptions    Accumulated
             (In thousands)                  Shares     Amount     capital       receivable        deficit        Total
----------------------------------------     -------    ------    ----------    -------------    -----------    ---------

Balance at December 31, 1994                  20,399    $  20      $  8,045        $ (38)          $ (4,893)     $ 3,134

Warrants exercised                               840        1           419            -                  -          420

Private placements of stock                        -        -           (33)          38                  -            5

Net loss                                           -        -             -            -               (553)        (553)
                                             ---------------------------------------------------------------------------
Balance at December 31, 1995                  21,239       21         8,431            -             (5,446)       3,006

Stock options exercised                            5        -             1            -                  -            1

One-for-ten reverse stock split (Note 8)     (19,120)     (19)           19            -                  -            -

Sale of Units (Note 8)                         1,138        1         3,745            -                  -        3,746


Net income                                         -        -             -            -                882          882
                                             ---------------------------------------------------------------------------
Balance at December 31, 1996                   3,262    $   3      $ 12,196        $   -           $ (4,564)     $ 7,635
                                             ===========================================================================


          See accompanying notes to consolidated financial statements.

                        FARMSTEAD TELEPHONE GROUP, INC.

                    CONSOLOLIDATED STATEMENTS OF CASH FLOWS

                    Years Ended December 31, 1996 and 1995



(In thousands)                                                         1996         1995
-------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income (loss)                                                  $    882     $   (553)
  Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
    Depreciation and amortization                                         173          158
    Gross profit deferred on sales to unconsolidated subsidiary             -          171
    Equity in undistributed loss of unconsolidated subsidiary             113           20
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                  (1,226)        (449)
      Increase in inventories                                          (1,985)        (250)
      (Increase) decrease in other assets                                (460)          16
      Increase (decrease) in accounts payable, accrued expenses
       and other current liabilities                                    1,439         (235)
                                                                     ---------------------
        Net cash used in operating activities                          (1,064)      (1,122)
                                                                     ---------------------

Cash flows from investing activities:
  Purchases of property and equipment                                    (382)        (108)
  Purchases of redeemable coupons                                      (1,194)           -
  Redemptions of coupons                                                1,084            -
  Decrease in short-term investments                                        -           75
  Investment in unconsolidated subsidiaries                               (40)        (399)
                                                                     ---------------------
        Net cash used in investing activities                            (532)        (432)
                                                                     ---------------------

Cash flows from financing activities:
  Proceeds from short-term and long-term borrowings                       451          874
  Repayments of short-term and long-term borrowings and capital
   lease obligation                                                         -          (27)
  Proceeds from exercise of stock options and warrants, net                 1          420
  Proceeds from sales of Units and common stock, net                    3,746            5
                                                                     ---------------------
        Net cash provided by financing activities                       4,198        1,272
                                                                     ---------------------

Net increase (decrease) in cash and cash equivalents                    2,602         (282)

Cash and cash equivalents at beginning of period                          622          904
                                                                     ---------------------

Cash and cash equivalents at end of period                           $  3,224     $    622
                                                                     =====================

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                                         $    159     $    102
    Income taxes                                                           21            4


          See accompanying notes to consolidated financial statements.

                        FARMSTEAD TELEPHONE GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Operations

      Farmstead Telephone Group, Inc. (the "Company") is engaged in the Customer Premise Equipment ("CPE") segment of the telecommunications industry,
(1) as a secondary market reseller of used, remanufactured and/or refurbished Lucent Technologies, Inc. ("Lucent") business telephone parts and systems, (2) as an authorized Lucent dealer and distributor of certain new telephone system products, and (3) as a designer, manufacturer and supplier of proprietary voice (or "call") processing systems. The Company also provides equipment repair and refurbishing, inventory management, and other related value-added services. The Company sells its products and services to corporate end users, and to other dealers and distributors. CPE refers to equipment which resides at the customer's premises.


      In 1996, the Company changed the presentation format of the Consolidated Statement of Operations to provide more detailed information for the readers of this statement. Comparative amounts for 1995 have also been conformed to this presentation format.

Principles of Consolidation

      The consolidated financial statements presented herein include the accounts of the Company and all wholly-owned subsidiaries. Investments in companies in which ownership interests range from 20-50% and which the Company exercises significant influence but does not control, are accounted for under the equity method. Under the equity method, the original investment is recorded at cost and subsequently increased or decreased by the Company's share of the subsidiary's undistributed earnings or losses. The investment is also reduced by the amount of any deferred gross profits on sales to the subsidiary until such time as the related goods are resold by the subsidiary. All material intercompany transactions and balances have been eliminated.

Accounting Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

      Revenues are recognized when a product is shipped or when a service is performed.

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

Net Income (Loss) Per Share

      Net income (loss) per share is based on the weighted average number of shares outstanding during each period. Fully diluted per share amounts are not shown for the periods in which the effect is immaterial or antidilutive. In calculating weighted average shares outstanding, all securities convertible into common stock, such as stock options, warrants, and units, are excluded if their effect on net income (loss) per share is antidilutive. Weighted average shares and per share amounts for each period presented have been restated to give retroactive recognition to the 1-for-10 reverse stock split effected August 13, 1996.

New Accounting Pronouncement

      In 1996 the company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The adoption of this statement did not have a material impact on the Company's financial statements.

2.    CASH AND CASH EQUIVALENTS

      Cash and cash equivalents at December 31, 1996 includes $3,042,000 which is invested in a money market fund consisting of high quality short term instruments, principally U.S. Government and Agency issues and commercial paper.

3.    OTHER CURRENT ASSETS

      As part of a class action lawsuit settlement in 1995, AT&T was required to issue approximately 4.2 million $50 face value coupons to the class action members. The coupons are freely transferable and are redeemable against the cost of certain specified AT&T telephone system products or maintenance services sold by the Company during the period May 1, 1995 through June 1, 1997. In 1996, the Company began purchasing coupons in the marketplace at a discount to their $50 face value and redeeming them with AT&T subject to a maximum discount of 20% of the sales price up to a $2,500 maximum discount per transaction. The Company's accounting policy is to record income in an amount equal to the excess of the face value of the coupons redeemed over the acquisition cost of the coupons, in the period in which it can calculate the amount of rebate it has earned. During the year ended December 31, 1996, the Company recorded $542,000 as other income from the redemption of coupons applicable to prior year sales. Rebates earned on current year purchases are recorded in cost of sales after the related products are sold, and amounted to $411,000, net of commissions, for 1996. Included in other current assets at December 31, 1996 was $231,000 of rebates receivable, representing cash due from the tendering of redeemable coupons. Also included are unused coupons in the amount of $110,000 which are valued at cost since the Company believes it will be able to utilize them against future purchases before their June 1, 1997 expiration.

4.    PROPERTY AND EQUIPMENT

      As of December 31, the components of property and equipment were as follows (in thousands):


                                                         1996       1995
                                                        ------     ------

      At cost:
        Equipment and vehicles                          $  684     $  402
        Furniture and fixtures                             167         76
        Leasehold improvements                              58         46
        Leased equipment under capital lease (a)             -         58
                                                        -----------------
                                                           909        582
      Less accumulated depreciation and amortization      (433)      (326)
                                                        -----------------
                                                        $  476     $  256
                                                        =================

--------------------
<F1>   (a)   Lease contract expired in February 1996.

5.    BANK BORROWINGS

      On June 5, 1995, the Company entered into a one year renewable Commercial Loan and Security Agreement (the "Loan Agreement") with Affiliated Business Credit Corporation (merged with First Union Bank of Connecticut in November
1996), providing for a $1.5 million revolving line of credit. This agreement replaced a $750,000 revolving loan facility with Fleet Bank., N.A. On March 11, 1996, the Loan Agreement was extended to May 31, 1997, and the amount of the credit line was increased to $2.0 million, which was further increased in February, 1997 to $2.5 million. Under the current terms of the Loan Agreement, borrowings bear interest at the prime rate plus 1.5% (which was 9.75% at December 31, 1996) on the greater of (i) the actual monthly loan balance or
(ii) a minimum assumed monthly loan balance of $700,000. The Company may borrow against the aggregate of (i) 75% of eligible accounts receivable (domestic receivables less than 90 days old) and (ii) 25% of eligible inventory (up to a maximum inventory advance of $300,000), up to the maximum amount of the facility. Borrowings under the Loan Agreement are repayable upon demand, and are secured by all of the Company's assets. As of December 31, 1996, the unused credit line was $97,000. The average and highest amounts borrowed under all credit facilities during the year ended December 31, 1996 was $1,406,000 and $2,088,000, respectively, as compared to $880,000 and $1,479,000, respectively, for 1995. The Company's borrowings are dependent upon the continuing generation of collateral, subject to its credit limit. The weighted average interest rate on the Company's outstanding debt was 10.8 % for 1996 and 11.0% for 1995. The Company expects to renew the revolving loan facility on substantially the same terms prior to its expiration. The carrying values of the Company's borrowings approximated their fair values at December 31, 1996 and 1995.

6.    FORMATION OF SUBSIDIARY

      Effective February 29, 1996, the Company purchased from AT&T Systems Leasing Corporation, a subsidiary of AT&T Capital Corporation, certain assets of its discontinued Asset Recovery Center ("ARC") for a purchase price of $250,000. Prior to its closing in January 1996, the ARC primarily operated to service AT&T affiliates in the orderly disposition, by way of consignment sales arrangements, of excess, overstocked and end-of-life telecommunications, computer and data transmission equipment. The assets acquired consisted primarily of warehouse equipment, vehicles, computer and office equipment, and inventory. The Company concurrently formed a subsidiary corporation, Farmstead Asset Management Services, LLC ("FAMS"), which is using the purchased assets in a similar operation in Piscataway, New Jersey. The Company believes that the operations of FAMS provides it with an opportunity to develop new sources of equipment for resale to its existing customers, as well as to other wholesalers in the telephone, data and computer secondary markets, and internationally.

7.    STOCK OPTIONS

      The Company has three stock option plans: the 1986 Key Employees and Key Personnel Stock Option Plan ("1986 Plan"), the 1987 Key Employees and Key Personnel Stock Option Plan ("1987 Plan"), and the 1992 Stock Option Plan ("1992 Plan"). Each plan permits the granting of options to employees, directors and consultants of the

Company, which shall be either incentive stock options as defined under
Section 422 of the Internal Revenue Code, or non-qualified options. Incentive stock options may be granted at no less than market value at the time of granting, with a maximum term of ten years except, for a 10% or more stockholder, the exercise price shall not be less than 110% of market value, with a maximum term of five years. The Company is authorized to grant options to acquire up to 400,000 shares under the 1986 Plan, 750,000 shares under the 1987 Plan, and 3,500,000 shares under the 1992 Plan. By their terms, as of October 1996, no further options may be granted under the 1986 Plan, and as of March 1997, no further options may be granted under the 1987 Plan. Options currently granted under each plan expire on various dates through 2006.

      A summary of transactions for these plans for each of the two years in the period ended December 31, 1996 is as follows (the number of shares and option prices for all periods presented have been adjusted for the effects of the 1-for-10 reverse stock split implemented in August 1996):


                                                                        Weighted
                                      Number          Exercise          Average
                                     of Shares      Price Range      Exercise Price
                                     ---------     --------------    --------------

Outstanding at December 31, 1994       163,850     $ 1.56 - 16.10        $ 8.10
  Granted                              116,000       2.50 -  5.20          4.70
  Exercised                                  -                  -             -
  Canceled or lapsed                   (15,000)      2.20 - 13.40          7.79
                                       ----------------------------------------

Outstanding at December 31, 1995       264,850       1.56 - 11.80          4.34
  Granted                              565,959       2.20 -  6.70          3.32
  Exercised                               (500)              2.20          2.20
  Canceled or lapsed                   (44,250)      3.30 -  4.20          4.17
                                       ----------------------------------------

Outstanding at December 31, 1996       786,059     $ 1.56 - 11.80        $ 3.71
                                       ========================================

As of December 31, 1996:
  Exercisable                          151,850     $ 1.56 - 11.80        $ 4.55
  Available for future grant         3,765,562


      The following table summarizes information about stock options outstanding under the Company's stock option plans as of December 31, 1996:


                                  Options Outstanding                     Options Exercisable
                   -----------------------------------------------   ----------------------------
                                   Weighted Avg.
   Range of          Number         Remaining        Weighted Avg.     Number      Weighted Avg.
Exercise Prices    Outstanding   Contractual Life   Exercise Price   Exercisable   Exercise Price
----------------   -----------   ----------------   --------------   -----------   --------------

 $ 1.56 -  2.50       22,150        9.1 years          $ 1.92           13,150         $ 1.73
   3.12 -  3.90      548,959        6.9 years            3.32            6,500           3.46
   4.20 -  5.50      197,100        5.4 years            4.57          120,350           4.46
   6.70 - 11.80       17,850        3.7 years            8.47           11,850           9.16

      On June 7, 1995, the Company's Board of Directors amended the exercise price of all outstanding options granted to employees and directors as of that date. The exercise prices, if higher, were reduced to $.42 per share (further adjusted to $4.20 per share as a result of the August 1996 reverse stock split), representing the fair market value of the common stock on that date. For owners of 10% or more of the common stock, the exercise price was reduced to 110% of the fair market value.

      An officer of the Company has an exercisable option to purchase 7,500 shares of common stock at $1.56 per share pursuant to a 1990 grant outside of the above listed option plans.

      In June 1992, the Company granted a five year option to purchase up to 290,909 shares of common stock to The Wall Street Group, Inc. in conjunction with a public relations service agreement. The exercise price was $.34 per share, which represented the fair market value of the common stock at the grant date. The number of shares and exercise price were adjusted to 29,091 and $3.44 respectively, as a result of the reverse stock split. No options have been exercised, and the options are fully exercisable as of December 31, 1996.

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, compensation cost for stock options is recorded as the excess, if any, of the market price of the Company's common stock at the date of grant over the exercise price of the option. Had compensation cost for the Company's stock option plans been determined in accordance with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income (loss) and net income (loss) per share would have approximated the proforma amounts shown below for each of the years ended December 31 (in thousands except per share data):


                                       1996                       1995
                             -----------------------    -----------------------
                             As Reported    Proforma    As Reported    Proforma
                             -----------    --------    -----------    --------

Net income (loss)              $882          $418         $(553)        $(688)
Net income (loss) per share    $.35          $.17         $(.27)        $(.33)


      The fair value of options granted during 1996 and 1995 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: 6.25% risk-free interest rate, expected option lives of 3.4 years, expected volatility of 80%, and no dividend yield.

8.    STOCKHOLDERS' EQUITY

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

      Since May 1987, the Company has periodically extended and modified both the Public Warrants and the Underwriters Options. Currently, both are due to expire on June 30, 1997. The Public Warrants are currently exercisable at $4.70 per share, and entitle the holder to acquire 1.06 shares of common stock for each warrant tendered. They are subject to redemption by the Company on thirty days written notice at a price of $.05 per warrant, if the bid price for the common stock is $11.25 or higher per share for ten consecutive business days. The Underwriters Options are exercisable at $7.50 per unit, entitling the holder to acquire one share of common stock and a warrant, exercisable at $4.70 per share, to purchase 1.06 shares of common stock.

      During the year ended December 31, 1995, 839,729 Public Warrants were exercised, raising approximately $420,000. As of December 31, 1996, there were 183,579 Public Warrants outstanding.

      On April 18, 1994, the Company entered into agreements with Universal Solutions, Inc. ("USI") and Pyramid Holdings, Inc. ("PHI"), both of which are unaffiliated with the Company, pursuant to which each company subscribed for the purchase of 500,000 shares of the Company's common stock at a subscription price of $0.65 per share. By further agreement dated as of May 20, 1994, the subscription agreements were amended to fix the price per share at 57.8 percent of the average of the high and low bid price of the Company's common stock as of the date the registration of the purchased stock was declared effective by the Securities and Exchange Commission, subject to a minimum price of $0.45 and a maximum price of $0.75 per share. On February 3, 1995, the registration of these shares was declared effective, and a $0.45 per share subscription price was determined. As of December 31, 1994, the Company had received an aggregate of $375,000, and was holding the restricted shares in escrow, pending a determination of the final subscription price and full payment thereof. In March 1995 the Company made a business decision to reduce the $75,000 balance owed for the shares by $37,500 in consideration of the length of the registration process, and the further deterioration of the Company's stock price. The subscriptions receivable balance of $37,500 was paid to the Company in March 1995.

      In September 1996, the Company completed a secondary offering of 1,000,000 Units, each Unit consisting of one share of Common Stock, one Redeemable Class A Common Stock Purchase Warrant (the "Class A Warrants") and one Redeemable Class B Common Stock Purchase Warrant (the "Class B Warrants", and collectively with the Class A Warrants, the "Warrants") at an offer price of $4.06 per Unit. The Units were first offered to stockholders of record as of August 12, 1996 pursuant to a Rights Offering, which resulted in the sale of 80,512 Units. Upon completion of the Rights Offering, all of the remaining 919,488 Units were then sold through an underwritten offering. In October 1996 an additional 137,923 Units were sold to the Company's underwriter, pursuant to the underwriter's over-allotment option provision. These transactions resulted in proceeds of approximately $3,746,000, net of expenses. The Company intends to use the proceeds to finance and expand the Company's business, which could include the acquisition of other businesses, although the Company currently has no specific agreements. Proceeds will also be used to further develop its products, to expand its product marketing, and for general working capital purposes.

      Each Class A Warrant entitles the holder to purchase one share of Common Stock at a price of $5.28 and each Class B Warrant entitles the holder to purchase one share of Common Stock at a price of $6.09 at any time until August 12, 2001. The Warrants are redeemable by the Company at a redemption price of $.10 per Warrant on thirty days' prior written notice, provided that the reported closing price of the Common Stock equals or exceeds $6.09 for the Class A Warrants and $6.90 for the Class B Warrants, for a period of twenty consecutive trading days ending five days prior to the notice of redemption.

      In connection with the underwritten portion of the secondary offering, the Underwriter received a warrant to purchase 89,948 Units at an exercise price of $6.70, exercisable from September 17, 1997 until September 16, 2001.

      Prior to the commencement of the secondary offering, the Company implemented a 1-for-10 reverse stock split which became effective August 13, 1996, and which had the effect of reducing the number of outstanding shares of common stock prior to the commencement of the secondary offering from 21,243,676 to 2,124,406, and the number of outstanding warrants from 1,835,727 to 183,579. In this report, all per share amounts, numbers of shares, stock options and market prices of the Company's common stock have been restated to give retroactive recognition to the reverse stock split in prior periods. In addition, approximately $19,000 was transfered from common stock to additional paid-in capital in recognition of the decrease in the par value of the reduced number of outstanding shares of common stock.

9.    INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

      In May 1995, the Company completed the acquisition of a 50% interest in Beijing Antai Communication Equipment Co., Ltd. ("ATC"), for a purchase price of $100, plus a $390,000 capital contribution to ATC. ATC, located in Beijing, Peoples Republic of China ("PRC"), was formed in October 1992 as a Joint Venture Enterprise, and is also owned 50% by Beijing Aquatic Product Inc. ATC, previously a distributor for the Company in the PRC, markets, assembles, manufactures, installs and services the Company's telecommunications products which have been developed for use in the PRC. These products include (i) used
Lucent PBX equipment, and (ii) central office equipment, consisting of proprietary Chinese system software, proprietary digital and analog interfaces, and a proprietary billing system, the combination of which enables the PBX equipment to be operated as a small central office. ATC also distributes and installs local telecommunications transmission systems and home and business alarm systems, however their historical operations to date have been insignificant, and no assurances can be given that the Company or ATC will be successful in selling its products in the PRC. The acquisition costs exceeded the underlying equity in the net assets of ATC by approximately $190,000 which are being amortized on a pro rata basis over the remaining 17 year term of the joint venture.

      In June 1996, the Company and several Phillipines investors formed TeleSolutions, Inc., in which the Company invested $40,000 for a 40% ownership interest. TeleSolutions was formed for the purpose of refurbishing, installing and selling telecommunications equipment in the Republic of the Philippines.

      Summarized financial information for affiliated companies accounted for by the equity method is as follows for each of the years ended December 31 ($000s):

                                     1996        1995
                                    -------     -------

          Current assets            $   941     $   941
          Total assets                1,027       1,034
          Current liabilities           807         670
          Total liabilities             798         658
          Sales revenues                 20          15
          Gross profit (loss)           (68)          8
          Net loss                     (243)        (41)

      The following table shows the changes in the Company's investment in unconsolidated subsidiaries during each of the years ended December 31 ($000's):


                                                          1996      1995
                                                          -----     -----

Investment at beginning of year                           $ 201     $   -
Capital contribution, including other direct
 acquisition costs                                           40       399
Equity in  unconsolidated subsidiary:
  Deferred gross profit on sales to subsidiary                -      (171)
  Equity in net losses                                     (113)      (20)
  Amortization of excess of cost over equity
   in net assets                                            (11)       (6)
                                                          ---------------
Investment at end of year                                 $ 117     $ 201
                                                          ===============

10.   LEASES AND OTHER COMMITMENTS AND CONTINGENCIES

      The Company leases, on a month-to-month basis, approximately 24,000 square feet of office and warehouse space in East Hartford, Connecticut which it uses for its principal executive and administrative offices and its telephone equipment operations, and 4,000 square feet of office space in Danbury, Connecticut, which it uses for its voice processing products division. In March 1996, the Company's newly formed subsidiary, Farmstead Asset Management Services, LLC, entered into a two year lease for approximately 70,100 square feet of warehouse and office space in Piscataway, New Jersey at a monthly rent of $24,827 commencing in April 1996. Rent expense was $422,000 in 1996 and $201,000 in 1995.

      In November 1996, the company entered into a five year lease, commencing February 1997, for a 34,760 square foot building in East Hartford, CT. Under the terms of the lease agreement, the minimum monthly rental will be $13,759 for the first two years, $14,483 for year three, and $15,207, for years four and five. The lease agreement contains two three-year renewal options. In March 1997, the Company relocated substantially all of its Connecticut operations into this facility.

      Future minimum lease payments for noncancelable operating leases at December 31, 1996 are as follows: $435,514 for 1997, $239,589 for 1998,
$172,348 for 1999, $181,036 for 2000, $182,484 for 2001 and $30,414 thereafter.

11.   INCOME TAXES

      Current income tax expense attributable to income from continuing operations consists of state tax expense of $19,000 in 1996 and $9,000 in 1995. There was no deferred federal or state tax expense in either of those years.

      Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income (loss) as a result of the following (in thousands):


                                                             1996       1995
                                                            -------    -------

Computed "expected" tax expense (benefit)                   $   300    $  (185)
Increase (reduction) in income taxes resulting from:
  Amortization of goodwill                                        3         10
  State and local income taxes, net of federal income
   tax benefit                                                   15          6
  Unutilized loss of foreign subsidiary                          43          7
  (Realized) unrealized benefit of operating loss
   carryforwards                                               (350)       164
  Other                                                           8          7
                                                            ------------------
                                                            $    19    $     9
                                                            ==================


      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows (in thousands):


                                                             1996       1995
                                                            -------    -------

Deferred tax assets:
  Accounts receivable, principally due to allowance for
   doubtful accounts                                        $   100    $    65
  Inventories, principally due to additional costs
   inventoried for tax purposes pursuant to the Tax
   Reform Act of 1986                                           142         77
Net operating loss and capital loss carryforwards               855      1,301
Other                                                           130         32
                                                            ------------------
  Total gross deferred tax assets                             1,227      1,475
  Less valuation allowance                                   (1,227)    (1,475)
                                                            ------------------
  Net deferred tax assets                                   $     -    $     -
                                                            ==================

Deferred tax liabilities                                    $     -    $     -
                                                            ==================

      The valuation allowance is considered necessary due to the Company's past history of operating losses. Accordingly, net deferred tax assets have been reduced to the amount which management believes is more likely than not to be realized.

      The Company has net operating loss carryforwards for federal income tax purposes of approximately $2,107,000. No federal income tax provision has been made in the accompanying financial statements because of the presence of net operating loss carryforwards. These carryforwards expire on various dates through 2010.

12.   BUSINESS DEVELOPMENTS

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

      Registrant hereby incorporates by reference the following exhibits filed with the Registrant's Annual report on Form 10-KSB for the year ended December 31, 1995:

      10.1 Letter agreement dated March 11, 1996, amending the Commercial revolving Loan and Security Agreement dated June 5, 1995 between Farmstead Telephone Group, Inc. and Affiliated Business Credit Corporation

      Registrant hereby incorporates by reference the following exhibits filed as part of SB-2 Registration Statement dated June 3, 1996 (Registration No. 333-5103):

      1.1      Form of Standby Underwriting Agreement.

      1.2      Form of Selected Dealers Agreement.

      4.2 Form of Underwriter's Warrant Agreement (including Form of Underwriter's Warrant).

      10.1     Form of Underwriter's Consulting Agreement.

      Registrant hereby incorporates by reference the following exhibits filed as part of Amendment No. 1 to SB-2 Registration Statement dated July 22, 1996 (Registration No. 333-5103):

      10.2 Letter of Agreement dated June 3, 1996 between Farmstead Telephone Group, Inc. and Lucent Technologies, Inc.

      Registrant hereby incorporates by reference the following exhibits filed as part of Amendment No. 2 to SB-2 Registration Statement dated July 22, 1996 (Registration No. 333-5103):

      3(a)     Amendment of Certificate of Incorporation.

      4.1      Form of Warrant Certificate.

      4.3      Form of Warrant Agreement.

      4.4      Form of Unit Certificate.

      Registrant hereby incorporates by reference the following exhibits filed with the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996:

      10.1 Agreement of Lease By and between Tolland Enterprises and Farmstead Telephone Group, Inc., dated November 5, 1996.

      The following exhibits are filed herewith:

      11       Statement re: Computation of per share earnings.

      21       Subsidiaries of Small Business Issuer

      27       Financial Data Schedule