Form 10QSB
period 1997-03-31
FARMSTEAD TELEPHONE GROUP INC
filed 1997-05-09
CIK 804331

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                  Form 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 1997

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


                                 (860) 610-6000
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been
subject to such filing requirements for the past 90 days.   Yes  [X]   No  [ ]

The number of shares outstanding of the issuer's $.001 par value Common Stock was 3,262,329 shares as of March 31, 1997.

Transitional Small Business Disclosure Format:              Yes  [ ]   No  [X]


===============================================================================



                        TABLE OF CONTENTS TO FORM 10-QSB


                         PART I. FINANCIAL INFORMATION

                                                                                    Page
                                                                                    ----

Item 1.  Financial Statements:

         Consolidated Balance Sheets - March 31, 1997 and December 31, 1996         3

         Consolidated Statements of Operations - Three Months Ended
         March 31, 1997 and 1996                                                    4

         Consolidated Statements of Cash Flows - Three Months Ended
         March 31, 1997 and 1996                                                    5

         Notes to Consolidated Financial Statements                                 6


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                      6


                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings                                                          8

Item 2.  Changes in Securities                                                      8

Item 3.  Defaults Upon Senior Securities                                            8

Item 4.  Submission of Matters to a Vote of Security Holders                        8

Item 5.  Other Information                                                          8

Item 6.  Exhibits and Reports on Form 8-K                                           8

Signatures                                                                          9


                                     PART I

                        FARMSTEAD TELEPHONE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                      March 31,     December 31,
(In thousands, except number of shares)                                 1997           1996
------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents                                           $  1,877        $  3,224
  Accounts receivable, less allowance for doubtful accounts              3,762           3,917
  Inventories                                                            3,672           3,931
  Other current assets                                                     585             619
                                                                      ------------------------
      Total current assets                                               9,896          11,691
Property and equipment, net of accumulated depreciation and
 amortization                                                              978             476


Investment in unconsolidated subsidiaries                                   84             117
Other assets                                                               109             144
                                                                      ------------------------
      Total assets                                                    $ 11,067        $ 12,428
                                                                      ========================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank Borrowings                                                     $  1,370        $  1,903
  Accounts payable                                                       2,056           2,364
  Accrued expenses and other current liabilities                           386             526
                                                                      ------------------------
      Total current liabilities                                          3,812           4,793
  Other liabilities                                                          -               -
                                                                      ------------------------
      Total liabilities                                                  3,812           4,793
Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares authorized;
   no shares issued and outstanding                                          -               -
  Common stock, $0.001 par value; 30,000,000 shares authorized;
   3,262,329 shares issued and outstanding                                   3               3
  Additional paid-in capital                                            12,196          12,196
  Accumulated deficit                                                   (4,944)         (4,564)
                                                                      ------------------------
      Total stockholders' equity                                         7,255           7,635
                                                                      ------------------------
      Total liabilities and stockholders' equity                      $ 11,067        $ 12,428
                                                                      ========================


See accompanying notes to consolidated financial statements.



                        FARMSTEAD TELEPHONE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   Three Months Ended March 31, 1997 and 1996



(In thousands, except per share amounts)                  1997       1996
----------------------------------------------------------------------------

Revenues                                                 $ 5,102     $ 4,122
Cost of revenues                                           3,751       2,916
                                                         -------------------
Gross profit                                               1,351       1,206
                                                         -------------------
Operating expenses:
  Selling, general and administrative expenses             1,657       1,085
  Research and development expenses                           34          34
                                                         -------------------
      Total operating expenses                             1,691       1,119
                                                         -------------------
Operating income (loss)                                     (340)         87
Interest expense                                             (39)        (30)
Equity in losses of unconsolidated subsidiaries              (33)        (12)
Other income                                                  37         292
                                                         -------------------
Income (loss) before income taxes                           (375)        337
Provision for income taxes                                     5           5
                                                         -------------------
Net income (loss)                                        $  (380)    $   332
                                                         ===================

Net income (loss) per share                              $  (.12)    $   .15
                                                         ===================
Weighted average common and common equivalent shares       3,297       2,142
                                                         ===================



See accompanying notes to consolidated financial statements.



                        FARMSTEAD TELEPHONE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                   Three Months Ended March 31, 1997 and 1996



(In thousands)                                                  1997          1996
--------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income (loss)                                             $   (380)     $    332
  Adjustments to reconcile net income (loss) to net cash
   flows used in operating activities:
    Depreciation and amortization                                     48            30
    Equity in undistributed losses of unconsolidated
     subsidiaries                                                     33            12
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                     155          (124)
      (Increase) decrease in inventories                             259          (402)
      (Increase) decrease in other assets                             38          (537)
      Increase (decrease) in accounts payable, accrued
       expenses and other liabilities                               (448)          162
                                                                ----------------------
        Net cash used in operating activities                       (295)         (527)
                                                                ----------------------
Cash flows from investing activities:
  Purchases of property and equipment                               (544)         (222)
  Redemptions of coupons                                              25             -
                                                                ----------------------
        Net cash used in investing activities                       (519)         (222)
                                                                ----------------------
Cash flows from financing activities:
  Proceeds from short-term borrowings                                  -           410
  Repayments of short-term borrowings                               (533)            -
                                                                ----------------------
        Net cash provided by (used in) financing activities         (533)          410
                                                                ----------------------
Net decrease in cash and cash equivalents                         (1,347)         (339)
Cash and cash equivalents at beginning of period                   3,224           622
                                                                ----------------------
Cash and cash equivalents at end of period                      $  1,877      $    283
                                                                ======================

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                    $     39      $     30
    Income taxes                                                      15             5


See accompanying notes to consolidated financial statements.



                        FARMSTEAD TELEPHONE GROUP, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1.  Basis of Presentation

     The interim financial statements for 1997 are presented on a consolidated basis, consisting of the accounts of Farmstead Telephone Group, Inc. and its majority-owned subsidiaries (the "Company"). The interim financial statements presented herein are unaudited, however in the opinion of management reflect all adjustments, consisting of adjustments that are of a normal recurring nature, which are necessary for a fair statement of results for the interim periods. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

     In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") was issued, which will become effective for periods ending after December 15, 1997. SFAS No. 128 will replace the presentation of primary earnings per share ("EPS") with a presentation of "basic EPS, which excludes dilution from convertible securities such as options and warrants, and is instead computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS will be computed similarly to fully diluted EPS pursuant to APB Opinion No. 15, "Earnings Per Share". Had the Company implemented SFAS No. 128 for the quarter ended March 31, 1997, there would have been no material change to the earnings (loss) per share data presented for 1997 or 1996.

     Fully-diluted earnings (loss) per share is not presented for the three months ended March 31, 1997 and 1996 because the effect is immaterial and antidilutive in both periods. The weighted average shares and per share amounts presented for 1996 have been restated to give retroactive recognition to the 1-for-10 reverse stock split implemented August 13, 1996.


Note 2.  Bank Borrowings

     In April 1997, the Company accepted a proposal from First Union Bank to renew its revolving loan facility for an additional two year term. Under the terms of the proposal, the amount of the line will be increased to either $4 million, advanced at 80% of eligible receivables and 40% of eligible inventory, or $3.5 million, advanced at 80% of eligible receivables if the line is secured by receivables only. Borrowings will bear interest at the bank's prime rate plus 0.50%. The modified loan agreement, which is expected to close prior to the May 31, 1997 expiration of the current agreement, will contain requirements as to a minimum amount of net worth, and maintenance of debt to net worth and debt service coverage ratios.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues
     Revenues for the three months ended March 31, 1997 were $5,102,000, an increase of $980,000 or 24% from the comparable 1996 period. The increase was attributable to the Company's telephone equipment products and services, which were up by 30% over the comparable prior year period, due to sales of new products under the Company's Platinum Dealer Program with Lucent Technologies, increased secondary market equipment sales, and increased service revenues. Voice processing product revenues decreased by 35% from the comparable prior year period as a result of lower dealer and international sales. Revenues from telephone equipment sales and services accounted for 87% of consolidated revenues for the three months ended March 31, 1997 (84% in the comparable 1996 period), while revenues from voice processing product sales and services accounted for 8% of consolidated revenues in 1997 (15% in 1996). Revenues from Farmstead Asset Management Services, LLC ("FAMS"), which began operations at the end of February 1996, accounted for 5% of consolidated first quarter 1997 revenues (1% in the comparable 1996 period).

Cost of Revenues
     Cost of revenues for the three months ended March 31, 1997 were $3,751,000, an increase of $835,000 or 29% from the comparable 1996 period primarily due to higher sales volume. The gross profit margin was 26.5% of revenues during 1997, as compared to 29% of revenues for the comparable 1996 period. The decrease was attributable to product sales mix, principally (i) increased sales of new equipment to end users and to the Company's associate dealers at lower profit margins than the Company realizes from sales of secondary market equipment, and (ii) decreased sales of voice processing equipment, and increased overhead costs per revenue dollar. The Company is not aware of any market conditions which would cause gross profit margins to significantly fluctuate from current levels.

Operating Expenses
     Selling, general & administrative ("SG&A") expenses for the three months ended March 31, 1997 were $1,657,000, an increase of $572,000 or 53% over the comparable 1996 period. SG&A expense was 32% of revenues in 1997 as compared to 26% of revenues in the comparable 1996 period. The increase was principally attributable to (i) higher levels of employment and associated employee costs, as the Company increased its sales, customer and technical support capabilities in connection with becoming a dealer and distributor for new Lucent products, and developed a network of associate dealers, (ii) three full months of SG&A expense incurred by FAMS in the current year quarter, as compared to approximately one month of SG&A expense in 1996, and (iii) increased marketing and investor relations expenses.

Other Income and Expenses
     Other income for the three months ended March 31, 1997 was $37,000 as compared to $292,000 for the comparable 1996 period. Included in other income for 1996 was $280,000 of rebates from AT&T under a coupon redemption program. Other income in the current period consisted principally of interest earned on the Company's invested cash.

Liquidity and Capital Resources

     Working capital at March 31, 1997 was $6,084,000, a 12% decrease from the $6,898,000 of working capital at December 31, 1996. The working capital ratio at March 31, 1997 was approximately 2.6 to 1 as compared to 2.4 to 1 at December 31, 1996.

     Operating activities used $295,000 during the three months ended March 31, 1997, principally from the reduction of accounts payable and other current obligations, and as a result of the operating loss for the period. This was partially offset by a reduction in accounts receivable and inventories.

     Investing activities used $519,000 during the three months ended March 31, 1997, principally in the purchase of office furniture, equipment and leasehold improvements in conjunction with the Company's relocation to 22 Prestige Park Circle, East Hartford, Connecticut. The Company plans to obtain financing over a five year term for a substantial portion of the cost of these purchases, however as of the date of this report no agreements have been entered into.

     Financing activities during the three months ended March 31, 1997 used $533,000 in the reduction of outstanding borrowings under the Company's revolving credit facility. As of March 31, 1997, the Company had approximately $1,010,000 of borrowing availability under this credit facility, and the average and highest amounts borrowed during the three months ended March 31, 1997 were $1,477,000 and $2,162,000, respectively. These borrowings are dependent upon the continuing generation of collateral, subject to a $2.5 million credit line. In April 1997, the Company accepted a proposal from First Union Bank to renew its revolving loan facility for an additional two year term. Under the terms of the proposal, the amount of the line will be increased to either $4 million, advanced at 80% of eligible receivables and 40% of eligible inventory, or $3.5 million, advanced at 80% of eligible receivables if the line is secured by receivables only. Borrowings will bear interest at the bank's prime rate plus 0.50%. The modified loan agreement, which is expected to close prior to the May 31, 1997 expiration of the current agreement, will contain requirements as to a minimum amount of net worth, and maintenance of debt to net worth and debt service coverage ratios.

      The Company believes that it has sufficient capital resources, in the form of cash and availability under its revolving credit facility, to satisfy its present working capital requirements.



                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:  None.

         (b)  Reports on Form 8-K:  None.



                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FARMSTEAD TELEPHONE GROUP, INC.


Dated: May 5, 1997                 /s/ Robert G. LaVigne
                                   -------------------------------------------
                                   Robert G. LaVigne
                                   Vice President - Finance and Administration,
                                   Chief Financial Officer