Form 10QSB
period 1997-06-30
FARMSTEAD TELEPHONE GROUP INC
filed 1997-08-13
CIK 804331

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                              -------------------

                                  Form 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1997

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act

      For the transition period from _________ to __________


                              -------------------

                        Commission File Number: 0-15938

                              -------------------

                        Farmstead Telephone Group, Inc.
       (Exact name of small business issuer as specified in its charter)


             Delaware                                 06-1205743
   (State or other jurisdiction of                   (IRS Employer
    incorporation or organization)                 Identification No.)


        22 Prestige Park Circle
           East Hartford, CT                             06108
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

As of July 31, 1997, there were 3,262,329 shares of the issuer's $.001 par value Common Stock outstanding.

Transitional Small Business Disclosure Format:    Yes  [ ]   No  [X]

===============================================================================

                        TABLE OF CONTENTS TO FORM 10-QSB


                         PART I. FINANCIAL INFORMATION

                                                                                                   Page
                                                                                                   ----

Item 1.  Financial Statements:

         Consolidated Balance Sheets - June 30, 1997 and December 31, 1996.......................    3

         Consolidated Statements of Operations - Three Months Ended June 30, 1997 and 1996.......    4

         Consolidated Statements of Operations - Six Months Ended June 30, 1997 and 1996.........    5

         Consolidated Statements of Cash Flows - Six Months Ended June 30, 1997 and 1996.........    6

         Notes to Consolidated Financial Statements .............................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...    9


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ......................................................................   11

Item 2.  Changes in Securities ..................................................................   11

Item 3.  Defaults Upon Senior Securities ........................................................   11

Item 4.  Submission of Matters to a Vote of Security Holders ....................................   12

Item 5.  Other Information  .....................................................................   12

Item 6.  Exhibits and Reports on Form 8-K .......................................................   12

Signatures ......................................................................................   13

                                     PART I

                        FARMSTEAD TELEPHONE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                  June 30,    December 31,
(In thousands, except number of shares)                             1997          1996
                                                                  --------    ------------
                                                                  (Unaudited)

                                   ASSETS
Current assets:
  Cash and cash equivalents                                       $  1,527      $  3,224
  Accounts receivable, less allowance for doubtful accounts          4,539         3,917
  Inventories                                                        4,225         3,931
  Other current assets                                                 443           619
                                                                  ----------------------
      Total current assets                                          10,734        11,691

Property and equipment, net of accumulated depreciation and
 amortization                                                        1,002           476
Investment in unconsolidated subsidiaries (Note 5)                      --           117
Other assets                                                           115           144
                                                                  ----------------------
      Total assets                                                $ 11,851      $ 12,428
                                                                  ======================


                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank borrowings (Note 3)                                        $     --      $  1,903
  Accounts payable                                                   2,379         2,364
  Borrowings under inventory financing agreement (Note 4)              322            --
  Accrued expenses and other current liabilities                       448           526
                                                                  ----------------------
      Total current liabilities                                      3,149         4,793
  Long-term debt (Note 3)                                            2,282            --
                                                                  ----------------------
      Total liabilities                                              5,431         4,793
                                                                  ----------------------
Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares
   authorized; no shares issued and outstanding                         --            --
  Common stock, $0.001 par value; 30,000,000 shares
   authorized; 3,262,329 shares issued and outstanding                   3             3
  Additional paid-in capital                                        12,196        12,196
  Accumulated deficit                                               (5,779)       (4,564)
                                                                  ----------------------
      Total stockholders' equity                                     6,420         7,635
                                                                  ----------------------
      Total liabilities and stockholders' equity                  $ 11,851      $ 12,428
                                                                  ======================


See accompanying notes to consolidated financial statements.

                        FARMSTEAD TELEPHONE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   Three Months Ended June 30, 1997 and 1996



(In thousands, except per share amounts)                     1997        1996
                                                            -------     -------

Revenues                                                    $ 6,062     $ 4,648
Cost of revenues                                              4,644       3,169
                                                            -------------------
Gross profit                                                  1,418       1,479
                                                            -------------------
Operating expenses:
  Selling, general and administrative expenses                1,757       1,342
  Research and development expenses                              47          24
                                                            -------------------
      Total operating expenses                                1,804       1,366
                                                            -------------------
Operating income (loss)                                        (386)        113
Interest expense                                                (52)        (37)
Equity in losses of unconsolidated subsidiaries                  (7)         (3)
Write-down of investments in unconsolidated
 subsidiaries (Note 5)                                         (404)         --
Other income                                                     20         132
                                                            -------------------
Income (loss) before income taxes                              (829)        205
Provision for income taxes                                        6           3
                                                            -------------------
Net income (loss)                                           $  (835)    $   202
                                                            ===================

Net income (loss) per share                                 $  (.26)    $   .09
                                                            ===================

Weighted average common and common equivalent shares          3,271       2,153
                                                            ===================


See accompanying notes to consolidated financial statements.

                        FARMSTEAD TELEPHONE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    Six Months Ended June 30, 1997 and 1996



(In thousands, except per share amounts)                          1997         1996
                                                                --------     --------

Revenues                                                        $ 11,164     $  8,770
Cost of revenues                                                   8,395        6,085
                                                                ---------------------
Gross profit                                                       2,769        2,685
                                                                ---------------------
Operating expenses:
  Selling, general and administrative expenses                     3,414        2,427
  Research and development expenses                                   81           58
                                                                ---------------------
      Total operating expenses                                     3,495        2,485
                                                                ---------------------
Operating income (loss)                                             (726)         200
Interest expense                                                     (91)         (67)
Equity in losses of unconsolidated subsidiaries                      (40)         (15)
Write-down of investments in unconsolidated
 subsidiaries (Note 5)                                              (404)          --
Other income                                                          57          424
                                                                ---------------------
Income (loss) before income taxes                                 (1,204)         542
Provision for income taxes                                            11            8
                                                                ---------------------
Net income (loss)                                               $ (1,215)    $    534
                                                                =====================

Net income (loss) per share                                     $   (.37)    $    .25
                                                                =====================
Weighted average common and common equivalent
 shares outstanding (000's)                                        3,275        2,147
                                                                =====================



See accompanying notes to consolidated financial statements.

                        FARMSTEAD TELEPHONE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                    Six Months Ended June 30, 1997 and 1996



(In thousands)                                                            1997         1996
                                                                        --------     --------

Cash flows from operating activities:
  Net income (loss)                                                     $ (1,215)    $    534
  Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
    Depreciation and amortization                                            129           67
    Equity in undistributed losses of unconsolidated subsidiaries             40           15
    Write-down of investments in unconsolidated subsidiaries                 404           --
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                       (887)        (563)
      Increase in inventories                                               (346)        (765)
      (Increase) decrease in other assets                                    119         (325)
      Increase (decrease) in accounts payable, accrued
       expenses and other liabilities                                       (136)       1,095
                                                                        ---------------------
        Net cash provided by (used in) operating activities               (1,892)          58
                                                                        ---------------------

Cash flows from investing activities:
  Purchases of property and equipment                                       (225)        (302)
  Purchases of redeemable coupons                                             --         (840)
  Redemption of coupons                                                       75          738
  Investment in unconsolidated subsidiaries                                   --          (40)
                                                                        ---------------------
        Net cash used in investing activities                               (150)        (444)
                                                                        ---------------------

Cash flows from financing activities:
  Net proceeds from bank and inventory finance borrowings                    322          515
  Net proceeds from long-term borrowings                                      38           --
  Repayments of capital lease obligation                                     (15)          --
                                                                        ---------------------
        Net cash provided by financing activities                            345          515
                                                                        ---------------------
Net increase (decrease) in cash and cash equivalents                      (1,697)         129
Cash and cash equivalents at beginning of period                           3,224          622
                                                                        ---------------------
Cash and cash equivalents at end of period                              $  1,527     $    751
                                                                        =====================

Supplemental schedule of non-cash financing and investing
 activities:
  Purchase of equipment under capital lease obligation                  $    419     $     --
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                            $     94     $     67
    Income taxes                                                              25           13


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

      In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") was issued, which will become effective for periods ending after December 15, 1997. SFAS No. 128 will replace the presentation of primary earnings per share ("EPS") with a presentation of "Basic EPS", which excludes dilution from convertible securities such as options and warrants, and is instead computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS will be computed similarly to fully diluted EPS pursuant to APB Opinion No. 15, "Earnings Per Share". Had the Company implemented SFAS No. 128 for the three and six months ended June 30, 1997, and 1996 there would have been no material change to the earnings (loss) per share data presented.

      Fully-diluted earnings (loss) per share is not presented for the three and six months ended June 30, 1997, and 1996 because the effect is immaterial and antidilutive in all periods. The weighted average shares and per share amounts presented for 1996 have been restated to give retroactive recognition to the 1-for-10 reverse stock split implemented August 13, 1996.

Note 2.  Property and Equipment

       Included in property and equipment at June 30, 1997 is $419,000 of capital lease property consisting principally of office furniture, equipment and computer equipment acquired in fiscal 1997 in connection with the Company's relocation to a new operating facility.

Note 3.  Long-term Debt

      As of June 30, 1997, long-term debt obligations consisted of the following (in thousands):


            Bank revolving credit agreement (a)            $ 1,941
            Obligation under capital lease (b)                 404
                                                           -------
                                                             2,345
            Less current portion                               (63)
                                                           -------
            Long-term debt                                 $ 2,282
                                                           =======


      (a) Effective May 30, 1997, the Company entered into a two year, $3.5 million revolving loan facility with First Union Bank of Connecticut ("First Union"), modifying and replacing its previous one year, $2.5 million facility with First Union. Under the new facility, borrowings are advanced at 80% of eligible accounts receivable, bear interest at First Union prime plus .5% (9% at June 30, 1997), and are secured by all of the Company's assets excluding inventories. The new loan agreement contains requirements as to a minimum amount of net worth, and maintenance of debt to net worth and debt service coverage ratios, all of which the Company is in compliance. In addition, the agreement restricts fixed asset purchases and does not allow the payment of cash dividends without the consent of the lender. There is no requirement to maintain compensating balances under the agreement. As of

June 30, 1997, the unused portion of the credit facility was $1,559,000, of which approximately $523,000 was available under the borrowing formula. The average and highest amounts borrowed under these credit facilities during the six months ended June 30, 1997 were $1,655,000 and $2,282,000, respectively. Borrowings are dependent upon the continuing generation of collateral, subject to the credit limit.

      (b) In May 1997, the Company entered into a five year, noncancelable lease agreement for $419,000 of office furniture, equipment and computer equipment acquired in connection with the Company's relocation to a new operating facility. Monthly lease payments under the lease are $9,589, with a $1.00 purchase option at the end of the lease. The effective interest rate on the capitalized lease obligation at June 30, 1997 was 13.29%. As of June 30, 1997 the future minimum annual lease payments are as follows (in thousands):


        Year ending December 31:
          1997                                              $   58
          1998                                                 115
          1999                                                 115
          2000                                                 115
          2001                                                 115
        Thereafter                                              29
                                                            ------
        Total minimum lease payments                           547
        Less amount representing interest                     (143)
                                                            ------
        Present value of net minimum lease payments
         under capital lease                                $  404
                                                            ======


Note 4.  Inventory Financing Agreement

      On June 6, 1997, the Company entered into a $2 million line of credit agreement with AT&T Commercial Finance Corporation ("AT&T-CFC") which expires April 30, 1998. The credit line is used to finance the acquisition of inventory manufactured by Lucent Technologies, Inc. ("Lucent"), and borrowings are secured by all of the Company's inventories. Under the terms of this agreement, advances to finance products purchased directly from Lucent are repayable, interest-free, in either two or three equal monthly installments, depending upon the product purchased. Advances to finance Lucent products purchased from other vendors ("Other Eligible Inventory") are repayable in two equal monthly installments, bear interest at prime plus 1.5%, and are subject to a $500,000 borrowing limit. For products purchased directly from Lucent the ratio of total collateral available to AT&T-CFC after deduction of any senior liens, to total AT&T-CFC indebtedness cannot exceed 1.5 to 1. The ratio of Other Eligible Inventory to advances on Other Eligible Inventory must be at least 2 to 1. As of June 30, 1997, the Company's borrowings under this credit arrangement were $322,000.

Note 5.  Investment in Unconsolidated Subsidiaries

      In June 1997, due principally to fiscal year 1997 operating losses at Beijing Antai Communication Equipment Co., LTD. ("ATC"), and a shift in the Company's focus to domestic business development, the Company established a full reserve against both the $77,000 balance of its investment in, and its $265,000 accounts receivable from, ATC, which aggregated a $342,000 non-cash charge against earnings. In June 1997, the Company also wrote down $52,000 of inventory located at TeleSolutions, Inc., and accrued $10,000 of estimated closing costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Loss

      The Company recorded a net loss of $835,000 for the three months ended June 30, 1997, as compared to net income of $202,000 for the comparable 1996 period. The decline in earnings was attributable to several factors. Due to the unprofitable operations of the Company's foreign affiliates, ATC and TeleSolutions, the Company established a full valuation reserve in the current period against all associated assets, including inventory located overseas. The combination of these operating losses and one-time, non-cash asset write-downs negatively impacted operating results by approximately $411,000. The net loss for the current period was also attributable to the unprofitable operations of the Cobotyx voice processing products division and Farmstead Asset Management Services, LLC ("FAMS"), due to lower revenues from the comparable prior year period. In addition, the Company recorded approximately $310,000 more income in 1996 from the AT&T coupon rebate program than it did in 1997.
This rebate program ended effective May 31, 1997.

      The Company recorded a net loss of $1,215,000 for the six months ended June 30, 1997, as compared to net income of $534,000 for the comparable 1996 period. The combination of the operating losses of the foreign affiliates and the above mentioned asset write-downs negatively impacted year to date operating results by approximately $444,000. The net loss for the current six month period was also attributable to the unprofitable operations of the Cobotyx voice processing products division and FAMS, due to lower revenues from the comparable prior year period. In addition, the Company recorded approximately $600,000 more income in 1996 from the AT&T coupon rebate program than it did in 1997.

Revenues

      Revenues for the three months ended June 30, 1997 were $6,062,000, an increase of $1,414,000 or 30% from the comparable 1996 period. The increase was attributable to the Company's telephone equipment products and services, which were up by 44% over the comparable prior year period, due to sales of new products under the Company's Platinum Dealer Program with Lucent Technologies, increased secondary market equipment sales, and increased service revenues. Voice processing product revenues decreased by 14% from the comparable prior year period as a result of lower dealer and international sales. Revenues from FAMS decreased by 46% from the comparable prior year period due to lower consignment sales revenue. Revenues from telephone equipment sales and services accounted for 90% of consolidated revenues for the three months ended June 30, 1997 (81% in the comparable 1996 period), while revenues from voice processing product sales and services accounted for 6% of consolidated revenues in 1997 (10% in 1996). FAMS accounted for 4% of consolidated second quarter 1997 revenues (9% in the comparable 1996 period).

      Revenues for the six months ended June 30, 1997 were $11,164,000, an increase of $2,394,000 or 27% from the comparable 1996 period. The increase was attributable to the Company's telephone equipment products and services, which were up by 37% over the comparable prior year period, due to sales of new products under the Company's Platinum Dealer Program with Lucent Technologies, increased secondary market equipment sales, and increased service revenues. Voice processing product revenues decreased by 26% from the comparable prior year period as a result of lower dealer and international sales. Revenues from FAMS decreased by 2% from the comparable prior year period due to lower consignment sales revenue. Revenues from telephone equipment sales and services accounted for 89% of consolidated revenues for the six months ended June 30, 1997 (82% in the comparable 1996 period), while revenues from voice processing product sales and services accounted for 7% of consolidated revenues in 1997 (13% in 1996). Revenues from FAMS, which commenced operations at the end of February 1996, accounted for 4% of consolidated year to date 1997 revenues (5% in the comparable 1996 period).

Cost of Revenues and Gross Profit

      Cost of revenues for the three months ended June 30, 1997 were $4,644,000, an increase of $1,475,000 or 47% from the comparable 1996 period. The gross profit margin was 23% of revenues during 1997, as compared to

32% of revenues for the comparable 1996 period. The decrease was attributable principally to (i) product sales mix, particularly increased sales of new equipment to end users and to the Company's associate dealers at lower profit margins than the Company realizes from sales of secondary market equipment,
(ii) lower profit margins on service revenues and (iii) lower product purchase rebates earned from the utilization of AT&T coupons during the current period, which accounted for 5 percentage points of the difference in gross profit margin between the two periods.

      Cost of revenues for the six months ended June 30, 1997 were $8,395,000, an increase of $2,310,000 or 38% from the comparable 1996 period. The gross profit margin was 25% of revenues during 1997, as compared to 31% of revenues for the comparable 1996 period. The decrease was attributable principally to
(i) product sales mix, particularly increased sales of new equipment to end users and to the Company's associate dealers at lower profit margins than the Company realizes from sales of secondary market equipment, (ii) lower profit margins on service revenues and (iii) lower product purchase rebates earned from the utilization of AT&T coupons during the period, which accounted for 4 percentage points of the difference in gross profit margin between the two periods.

      On May 31, 1997, the AT&T coupon redemption program expired, however this will not have a material effect on future profit margins. The Company is not currently aware of any other market conditions which would cause gross profit margins to significantly fluctuate from current levels.

Operating Expenses

      Operating expenses were 30% and 29% respectively, of revenues for the three months ended June 30, 1997 and 1996. Operating expenses were 31% and 28% respectively, of revenues for the six months ended June 30, 1997 and 1996.

      Selling, general & administrative ("SG&A") expenses for the three months ended June 30, 1997 were $1,757,000, an increase of $415,000 or 31% over the comparable 1996 period. SG&A expenses for the six months ended June 30, 1997 were $3,414,000, an increase of $987,000 or 41% over the comparable 1996 period. SG&A expense was 29% of revenues for both the three months ended June 30, 1997 and 1996, and was 31% and 28% respectively, of revenues in the six month periods ended June 30, 1997 and 1996. The increase in SG&A dollars was principally attributable to (i) higher levels of employment and associated employee costs, as the Company increased its sales, customer and technical support capabilities in connection with becoming a dealer and distributor for new Lucent products, and began developing a network of associate dealers, and
(ii) higher facility occupancy costs, including increased depreciation expense from fixed assets acquired in connection with the Company's relocation to its new headquarters in East Hartford, Connecticut.

Other Income and Expenses

      Other income for the three and six months ended June 30, 1997 was $20,000 and $57,000, respectively, as compared to $132,000 and $424,000 for the respective three and six month periods ended June 30, 1996. Other income in the current year periods consisted principally of interest earned on the Company's invested cash. Included in other income for the three and six months ended June 30, 1996 was $130,000 and $410,000, respectively of rebates from AT&T under a coupon redemption program.

Liquidity and Capital Resources

      Working capital at June 30, 1997 was $7,585,000, a 10% increase from the $6,898,000 of working capital at December 31, 1996. The working capital ratio at June 30, 1997 was approximately 3.4 to 1 as compared to 2.4 to 1 at December 31, 1996. The increase in working capital was attributable to the reclassification to long-term liabilities from current liabilities of the Company's borrowings under its revolving credit facility which, in May 1997, was replaced with a two year loan agreement.

      Operating activities used $1,892,000 during the six months ended June 30, 1997, principally from an $887,000 increase in accounts receivable, a $346,000 increase in inventories, and as a result of the operating loss for the period.

      Investing activities used $150,000 during the six months ended June 30, 1997, principally in the purchase of property and equipment. During the current period, the Company purchased approximately $644,000 of office furniture and equipment, computer equipment, and leasehold improvements, principally in conjunction with the Company's relocation to its new headquarters in East Hartford, Connecticut. In May 1997, the Company entered into a five year, noncancelable lease agreement for the financing of $419,000 of these purchases. Under the lease agreement, which is being accounted for as a capital lease, monthly lease payments are $9,589, with a $1.00 buyout option at the end of the lease.

      Financing activities generated $345,000 during the six months ended June 30, 1997, principally from $322,000 of advances under an inventory finance agreement. On June 6, 1997, the Company entered into a $2 million line of credit agreement with AT&T Commercial Finance Corporation ("AT&T-CFC") which expires April 30, 1998. The credit line is used to finance the acquisition of inventory manufactured by Lucent Technologies, Inc. ("Lucent"), and borrowings are secured by all of the Company's inventories. Under the terms of this agreement, advances to finance products purchased directly from Lucent are repayable, interest-free, in either two or three equal monthly installments, depending upon the product purchased. Advances to finance Lucent products purchased from other vendors ("Other Eligible Inventory") are repayable in two equal monthly installments, bear interest at prime plus 1.5%, and are subject to a $500,000 borrowing limit. For products purchased directly from Lucent the ratio of total collateral available to AT&T-CFC after deduction of any senior liens, to total AT&T-CFC indebtedness must be at least 1.5 to 1. The ratio of Other Eligible Inventory to advances on Other Eligible Inventory must be at least 2 to 1. As of June 30, 1997, the Company's borrowings under this credit arrangement were $322,000.

       Effective May 30, 1997, the Company entered into a two year, $3.5 million revolving loan facility with First Union Bank of Connecticut ("First Union"), modifying and replacing its previous one year, $2.5 million facility with First Union. Under the new facility, borrowings are advanced at 80% of eligible accounts receivable, bear interest at First Union prime plus .5% (9% at June 30, 1997), and are secured by all of the Company's assets excluding inventories. The new loan agreement contains requirements as to a minimum amount of net worth, and maintenance of debt to net worth and debt service coverage ratios, all of which the Company is in compliance. In addition, the agreement restricts fixed asset purchases and does not allow the payment of cash dividends without the consent of the lender. There is no requirement to maintain compensating balances under the agreement. As of June 30, 1997, the unused portion of the credit facility was $1,559,000, of which approximately $523,000 was available under the borrowing formula. The average and highest amounts borrowed under these credit facilities during the six months ended June 30, 1997 were $1,655,000 and $2,282,000, respectively. Borrowing are dependent upon the continuing generation of collateral, subject to the credit limit.

      The Company believes that it has sufficient capital resources, in the form of cash and availability under its credit facilities, to satisfy its present working capital requirements.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

      None.

Item 2.  Changes in Securities

      None

Item 3.  Defaults Upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      The proposals voted upon at the Company's Annual Meeting of Stockholders, held June 11, 1997, along with the voting results, were as follows:

      (1) Election of Directors: All nominees were elected. The results of balloting was as follows:

             Nominee               Votes For          Votes Withheld
             -------               ---------          --------------

      George J. Taylor, Jr.        2,928,875              60,462
      Robert G. LaVigne            2,920,595              68,742
      Harold L. Hansen             2,920,695              68,642
      Hugh M. Taylor               2,920,140              69,197
      Joseph J. Kelley             2,920,060              69,277

      (2) Proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors of the Company for the year ending December 31, 1997: The proposal was approved with 2,939,068 votes for, 42,686 votes against, and 7,583 abstentions.

Item 5.  Other Information

      None.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits:

      The following exhibits are filed herewith:

      10.1 Letter agreement dated as of May 30, 1997 by and among Farmstead Telephone Group, Inc. (the "Borrower"), Farmstead Asset Management Services, LLC (the "Guarantor") and First Union Bank of Connecticut (successor-in-interest to Affiliated Business Credit Corporation) (the "Lender"), amending the Commercial Revolving Loan and Security Agreement dated June 5, 1995, as amended, between Borrower and Lender.

      10.2 Third Amended and Restated Revolving Promissory Note, dated June 6, 1997, in the amount of $3,500,000.

      10.3 Agreement for Wholesale Financing, dated June 6, 1997, and related letter agreement dated June 3, 1997.

      (b)  Reports on Form 8-K:  None.

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FARMSTEAD TELEPHONE GROUP, INC.


Dated: August 11, 1997               /s/  Robert G. LaVigne
                                     -----------------------------------------
                                     Robert G. LaVigne
                                     Vice President - Finance, Chief Financial
                                      Officer