Form 10QSB
period 1997-09-30
FARMSTEAD TELEPHONE GROUP INC
filed 1997-11-14
CIK 804331

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              -------------------


                                  Form 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 1997

[x]   Transition report under Section 13 or 15(d) of the Exchange Act Exchange
      Act

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 1997, there were 3,262,329 shares of the issuer's $.001 par value Common Stock outstanding.


Transitional Small Business Disclosure Format:    Yes  [ ]    No  [X]

TABLE OF CONTENTS TO FORM 10-QSB


PART I.  FINANCIAL INFORMATION


                                                                            Page
                                                                            ----

Item 1.  Financial Statements:

         Consolidated Balance Sheets - September 30, 1997 and December 31,
         1996                                                                 3

         Consolidated Statements of Operations - Three Months Ended
         September 30, 1997 and 1996                                          4

         Consolidated Statements of Operations - Nine Months Ended September
         30, 1997 and 1996                                                    5

         Consolidated Statements of Cash Flows - Nine Months Ended September
         30, 1997 and 1996                                                    6

         Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                9


PART II. OTHER INFORMATION


Item 1.   Legal Proceedings                                                  12

Item 2.   Changes in Securities                                              12

Item 3.   Defaults Upon Senior Securities                                    12

Item 4.   Submission of Matters to a Vote of Security Holders                12

Item 5.   Other Information                                                  13

Item 6.   Exhibits and Reports on Form 8-K                                   13

Signatures                                                                   14

                        FARMSTEAD TELEPHONE GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                  September 30,    December 31,
(In thousands, except number of shares)                               1997             1996
                                                                  -------------    ------------
                                                                   (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                                         $  1,246         $  3,161
  Accounts receivable, less allowance for doubtful accounts            4,155            3,792
  Inventories                                                          3,800            3,595
  Other current assets                                                   308              594
                                                                    -------------------------
      Total current assets                                             9,509           11,142

Property and equipment, net of accumulated depreciation and
 amortization (Note 2)                                                   853              321
Investment in unconsolidated subsidiaries (Note 5)                         -              117
Net assets of discontinued operation (Note 6)                            400              435
Other assets                                                              30               59
                                                                    -------------------------
      Total assets                                                  $ 10,792         $ 12,074
                                                                    =========================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $  1,389         $  2,048
  Bank borrowings (Note 3)                                                 -            1,903
  Borrowings under inventory financing agreement (Note 4)              1,090                -
  Accrued expenses and other current liabilities (Note 6)                655              488
                                                                    -------------------------
      Total current liabilities                                        3,134            4,439
Long-term debt (Note 3)                                                2,037                -
                                                                    -------------------------
      Total liabilities                                                5,171            4,439
                                                                    -------------------------
Stockholders' equity:
  Preferred stock, $.001 par value; 2,000,000 shares authorized;
   no shares issued or outstanding                                         -                -
  Common stock, $0.001 par value; 30,000,000 shares authorized;
   3,262,329 shares issued and outstanding                                 3                3
  Additional paid-in capital                                          12,196           12,196
  Accumulated deficit                                                 (6,578)          (4,564)
                                                                    -------------------------
      Total stockholders' equity                                       5,621            7,635
                                                                    -------------------------
      Total liabilities and stockholders' equity                    $ 10,792         $ 12,074
                                                                    =========================


See accompanying notes to consolidated financial statements.

                        FARMSTEAD TELEPHONE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                Three Months Ended September 30, 1997 and 1996



(In thousands, except per share amounts)                          1997        1996
                                                                 -------     -------

Revenues                                                         $ 5,310     $ 5,193

Cost of revenues                                                   3,975       3,758
                                                                 -------------------
Gross profit                                                       1,335       1,435
                                                                 -------------------

Operating expenses:

   Selling, general and administrative expenses                    1,516       1,208

   Research and development expenses                                  51          24
                                                                 -------------------
      Total operating expenses                                     1,567       1,232
                                                                 -------------------

Operating income (loss)                                             (232)        203

Interest expense                                                     (58)        (40)

Equity in losses of unconsolidated subsidiaries                        -         (18)

Other income                                                          25          18
                                                                 -------------------
Income (loss) from continuing operations before income taxes        (265)        163

Provision for income taxes                                            11           3
                                                                 -------------------
Income (loss) from continuing operations                            (276)        160

Discontinued operations (Note 6):

  Loss from operations                                              (194)        (35)

  Provision for loss on disposal of discontinued operation          (329)          -
                                                                 -------------------
Loss from discontinued operations                                   (523)        (35)
                                                                 -------------------
Net income (loss)                                                $  (799)    $   125
                                                                 ===================


Net Income (loss) per common share:

  From Continuing operations                                     $  (.08)    $   .07

  From Discontinued operations                                      (.16)       (.02)
                                                                 -------------------
  Net Income (loss) per common share                             $  (.24)    $   .05
                                                                 ===================

Weighted average common and common equivalent shares
 outstanding (000's)                                               3,287       2,317
                                                                 ===================


See accompanying notes to consolidated financial statements.

                        FARMSTEAD TELEPHONE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 Nine Months Ended September 30, 1997 and 1996



(In thousands, except per share amounts)                        1997         1996
                                                              --------     --------

Revenues                                                      $ 16,005     $ 13,503

Cost of revenues                                                11,900        9,539
                                                              ---------------------
Gross profit                                                     4,105        3,964
                                                              ---------------------

Operating expenses:

  Selling, general and administrative expenses                   4,543        3,307

  Research and development expenses                                132           82
                                                              ---------------------
      Total operating expenses                                   4,675        3,389
                                                              ---------------------

Operating income (loss)                                           (570)         575

Interest expense                                                  (150)        (107)

Equity in losses of unconsolidated subsidiaries                    (40)         (33)

Write-down of investments in unconsolidated subsidiaries
 (Note 5)                                                         (404)           -

Other income                                                        79          442
                                                              ---------------------
Income (loss) from continuing operations before income
 taxes                                                          (1,085)         877

Provision for income taxes                                          22           11
                                                              ---------------------
Income (loss) from continuing operations                        (1,107)         866

Discontinued operations (Note 6):

  Loss from operations                                            (578)        (207)

  Provision for loss on disposal of discontinued operation        (329)           -
                                                              ---------------------
Loss from discontinued operations                                 (907)        (207)
                                                              ---------------------
Net income (loss)                                             $ (2,014)    $    659
                                                              =====================

Net income (loss) per common share:

  From Continuing operations                                  $   (.32)    $    .39

  From Discontinued operations                                    (.26)        (.09)
                                                              ---------------------
  Net income (loss) per common share                          $   (.58)    $    .30
                                                              =====================

Weighted average common and common equivalent shares
 outstanding (000's)                                             3,457        2,203
                                                              =====================


See accompanying notes to consolidated financial statements.

                        FARMSTEAD TELEPHONE GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                 Nine Months Ended September 30, 1997 and 1996



(In thousands)                                                             1997         1996
                                                                         --------     --------

Cash flows from operating activities:
  Net income (loss)                                                      $ (2,014)    $    659
  Adjustments to reconcile net income to net cash flows provided
   (used) by continuing operating activities:
    Provision for loss on disposal of discontinued operation                  329            -
    Depreciation and amortization                                             173           96
    Equity in undistributed losses of unconsolidated subsidiaries              40           33
    Write-down of investments in unconsolidated subsidiaries                  404            -
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                        (628)      (1,611)
      Increase in inventories                                                (257)      (1,349)
      (Increase) decrease in other assets                                     233          (87)
      Increase (decrease) in accounts payable, accrued expenses
       and other liabilities                                                 (744)       1,443
    Increase in net assets of discontinued operation                         (119)           -
                                                                         ---------------------
      Net cash provided (used) by operating activities:                    (2,583)        (816)
                                                                         ---------------------

Cash flows from investing activities:
  Purchases of property and equipment                                        (279)        (325)
  Purchases of redeemable coupons                                               -         (754)
  Redemption of coupons                                                        75          738
  Investment in unconsolidated subsidiaries                                     -          (40)
                                                                         ---------------------
      Net cash used in investing activities                                  (204)        (381)
                                                                         ---------------------

Cash flows from financing activities:
  Net proceeds from bank and inventory finance borrowings                     903          521
  Repayments of capital lease obligation                                      (31)           -
  Proceeds from sales of common stock and exercise of stock
   options, net                                                                 -        3,248
                                                                         ---------------------
      Net cash provided by financing activities                               872        3,769
                                                                         ---------------------

Net increase (decrease) in cash and cash equivalents                       (1,915)       2,572

Cash and cash equivalents at beginning of period                            3,161          622
                                                                         ---------------------
Cash and cash equivalents at end of period                               $  1,246     $  3,194
                                                                         =====================


Supplemental schedule of non-cash financing and investing
 activities:
  Purchase of equipment under capital lease obligation                   $    419     $      -
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                             $    150     $    106
    Income taxes                                                               49           19


See accompanying notes to consolidated financial statements.

                        FARMSTEAD TELEPHONE GROUP, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1.  Basis of Presentation

      The interim financial statements for 1997 are presented on a consolidated basis, consisting of the accounts of Farmstead Telephone Group, Inc. and its majority-owned subsidiaries (the "Company"). The interim financial statements presented herein are unaudited, however in the opinion of management reflect all adjustments, consisting of adjustments that are of a normal recurring nature, which are necessary for a fair statement of results for the interim periods. As further described in Note 6 contained herein, the Company expects to complete the sale of Farmstead Asset Management Services, LLC ("FAMS") in November, effective October 1, 1997. The accompanying consolidated balance sheet as of September 30, 1997 and the consolidated statements of operations for the three and nine months ended September 30, 1997 present FAMS as a discontinued operation, and certain amounts previously reported for accompanying prior year periods have been restated for comparison purposes. This Form 10-QSB should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

      In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") was issued, which will become effective for periods ending after December 15, 1997. SFAS No. 128 will replace the presentation of primary earnings per share ("EPS") with a presentation of "Basic EPS", which excludes dilution from convertible securities such as options and warrants, and is instead computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS will be computed similarly to fully diluted EPS pursuant to APB Opinion No. 15, "Earnings Per Share". Had the Company implemented SFAS No. 128 for the three and nine months ended September 30, 1997 and 1996, there would have been no material change to the earnings (loss) per share data presented.

      Fully-diluted earnings (loss) per share is not presented for the three and nine months ended September 30, 1997 and 1996 because the effect is immaterial and antidilutive in all periods.


Note 2.  Property and Equipment

      Included in property and equipment at September 30, 1997 is $419,000 of capital lease property consisting principally of office furniture, equipment and computer equipment acquired in fiscal 1997 in connection with the Company's relocation to a larger operating facility.


Note 3.  Long-term Debt

      As of September 30, 1997, long-term debt obligations consisted of the following (in thousands):


            Bank revolving credit agreement (a)         $ 1,716
            Obligation under capital lease (b)              388
                                                        -------
                                                          2,104
            Less current portion                            (67)
                                                        -------
            Long-term debt                              $ 2,037
                                                        =======

      (a) Effective May 30, 1997, the Company entered into a two year, $3.5 million revolving loan agreement with First Union Bank of Connecticut (subsequently renamed First Union National Bank, hereinafter referred to as "First Union"), modifying and replacing its previous one year, $2.5 million agreement with First Union. Under this agreement, borrowings are advanced at 80% of eligible accounts receivable, bear interest at First Union prime plus
 .5% (9% at September 30, 1997), and are secured by all of the Company's assets excluding inventories. The agreement requires the Company to maintain a minimum net worth of $6 million until December 31, 1997 at which time a minimum level of $6.4 million is required. The Company is also required to maintain certain debt to net worth and debt service coverage ratios. In addition, the agreement restricts fixed asset purchases and does not allow the payment of cash dividends without the consent of the lender. There is no requirement to maintain compensating balances under the agreement. As of September 30, 1997, the Company was in violation of its tangible net worth requirement. On November 12, 1997, the Company obtained a waiver from the bank of this default, and the bank lowered the minimum net worth requirement to $5.3 million at any time thereafter. An amended loan agreement which contains this modification, and changes the advance rate to 75% of eligible accounts receivable, is expected to be executed in November. As of September 30, 1997, the unused portion of the credit facility was $1,784,000, of which approximately $784,000 was available under the borrowing formula. The average and highest amounts borrowed under these credit facilities during the nine months ended September 30, 1997 were approximately $1,700,000 and $2,282,000, respectively. Borrowings are dependent upon the continuing generation of collateral, subject to the credit limit.

      (b) In May 1997, the Company entered into a five year, noncancelable lease agreement to finance $419,000 of office furniture, equipment and computer equipment acquired in connection with the Company's relocation to a larger operating facility. Monthly lease payments under the lease are $9,589, with a $1.00 purchase option at the end of the lease. The effective interest rate on the capitalized lease obligation at June 30, 1997 was 13.29%. As of September 30, 1997 the future minimum annual lease payments are as follows (in thousands):


              Year ending December 31:
                1997                                          $   29
                1998                                             115
                1999                                             115
                2000                                             115
                2001                                             115
                Thereafter                                        29
                                                              ------
              Total minimum lease payments                       518
              Less amount representing interest                 (130)
                                                              ------
              Present value of net minimum lease payments
               under capital lease                            $  388
                                                              ======


Note 4.  Inventory Financing Agreement

      On June 6, 1997, the Company entered into a $2 million line of credit agreement with AT&T Commercial Finance Corporation ("AT&T-CFC") which expires April 30, 1998. The credit line is used to finance the acquisition of inventory manufactured by Lucent Technologies, Inc. ("Lucent"), and borrowings are secured by all of the Company's inventories. Under the terms of this agreement, advances to finance products purchased directly from Lucent are repayable, interest-free, in either two or three equal monthly installments, depending upon the product purchased. Advances to finance Lucent products purchased from other vendors ("Other Eligible Inventory") are repayable in two equal monthly installments, bear interest at prime plus 1.5%, and are subject to a $500,000 borrowing limit. For products purchased directly from Lucent the ratio of total collateral available to AT&T-CFC after deduction of any senior liens, to total AT&T-CFC indebtedness must be at least 1.5 to 1. The ratio of Other Eligible Inventory to advances on Other Eligible Inventory must be at least 2 to 1. The Company is currently in compliance with these requirements. As of September 30, 1997, the Company's outstanding borrowings under this credit arrangement were $1,090,000.


Note 5.  Investment in Unconsolidated Subsidiaries

      In June 1997, due principally to fiscal year 1997 operating losses at Beijing Antai Communication Equipment Co., LTD. ("ATC"), and a shift in the Company's focus to domestic business development, the Company established a full reserve against both the $77,000 balance of its investment in, and its $265,000 accounts receivable from, ATC, which aggregated a $342,000 non-cash charge against earnings. In June 1997, the Company also wrote down $52,000 of inventory located at TeleSolutions, Inc., and accrued $10,000 of estimated closing costs, as it decided to close this operation.


Note 6.  Sale of FAMS

      In September 1997, the Company entered into negotiations with an employee of the Company for the sale of the Company's interest in FAMS. The sale transaction is expected to be completed in November, effective October 1,1997. FAMS, LLC, a newly formed New Jersey corporation (the "Buyer") will acquire all of the Company's interest in FAMS for $40,000 in cash and a $360,000 10% Note, payable in 60 monthly installments. As presently structured, the Note will be secured by a one year letter of credit, and by all of the assets of FAMS. Accordingly, the operations of FAMS has been treated as a discontinued operation. The Company has accrued a loss on disposal of FAMS of $329,000, consisting of (i) a charge of $154,000 representing the excess of the book value of the net assets sold over the sales proceeds, (ii) a $90,000 accrual for the estimated cost of rental obligations on FAMS's current facility through the March 31, 1998 expiration of the lease term, and (iii) $85,000 of other costs and expenses of the sale and phase out of the Company's obligations. Pursuant to the terms of sale, the Company will be contingently obligated to assume any remaining rental obligations of FAMS in its current facility should the Buyer relocate the business prior to the March 31, 1998 lease expiration.

      For the three and nine months ended September 30, 1997, FAMS recorded revenues of $311,000 and $799,000 respectively, as compared with revenues of $444,000 and $983,000 for the respective three and nine months ended September 30, 1996.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations


Net Loss

      The Company recorded a net loss from continuing operations of $276,000 for the three months ended September 30, 1997 as compared to net income from continuing operations of $160,000 for the comparable 1996 period. The decline in earnings was attributable to several factors, as further explained below, including the unprofitable operations of the Cobotyx voice processing products division. This division incurred a net loss of approximately $139,000 in the current period as compared to a net loss of approximately $35,000 in the comparable prior year period, due to declining revenues.

      The Company recorded a net loss from continuing operations of $1,107,000 for the nine months ended September 30, 1997, as compared to net income from continuing operations of $866,000 for the comparable 1996 period. The decline in earnings was attributable to several factors, as further explained below. Due to the unprofitable operations of the Company's foreign affiliates, ATC and TeleSolutions, the Company established a full valuation reserve against all associated assets, including inventory located overseas. The combined foreign affiliate losses and asset write-downs resulted in a one-time, charge against earnings of $444,000. The net loss from continuing operations for the current nine month period was also attributable to the unprofitable operations of the Cobotyx voice processing products division. This division incurred a net loss of approximately $407,000 in the current period as compared to a net loss of approximately $203,000 in the comparable prior year period, due to declining revenues. In addition, the Company recorded approximately $660,000 less income in 1997 from the AT&T coupon rebate program than it did in 1996.

      In September 1997, the Company entered into negotiations with an employee of the Company for the sale of the Company's interest in FAMS. The sale transaction is expected to be completed in November, effective October 1,1997. FAMS, LLC, a newly formed New Jersey corporation (the "Buyer") will acquire all of the Company's interest in FAMS for $40,000 in cash and a $360,000 10% Note, payable in 60 monthly installments. As presently structured, the Note will be secured by a one year letter of credit, and by all of the assets of FAMS. Accordingly, the operations of FAMS has been treated as a discontinued operation. The Company has accrued a loss on disposal of FAMS of $329,000, consisting of (i) a charge of $154,000 representing the excess of the book value of the net assets sold over the sales proceeds, (ii) a $90,000 accrual for the estimated cost of rental obligations on FAMS's current facility through the March 31, 1998 expiration of the lease term, and (iii) $85,000 of other costs and expenses of the sale and phase out of the Company's obligations. Pursuant to the terms of sale, the Company will be contingently obligated to assume any remaining rental obligations of FAMS in its current facility should the Buyer relocate the business prior to the March 31, 1998 lease expiration.

      For the three and nine months ended September 30, 1997, FAMS recorded revenues of $311,000 and $799,000 respectively, as compared with revenues of $444,000 and $983,000 for the respective three and nine months ended September 30, 1996. Prior to the effective date of sale, FAMS incurred losses of $194,000 and $578,000 during the three and nine months ended September 30, 1997, respectively.


Revenues

      Revenues from continuing operations for the three months ended September 30, 1997 were $5,310,000, an increase of $117,000 or 2% from the comparable 1996 period. The increase was attributable to the Company's telephone equipment products and services, which were up by 8% over the comparable prior year period, due to sales of new products under the Company's Platinum Dealer Program with Lucent Technologies, increased secondary market equipment sales, and increased service revenues. Voice processing product revenues decreased by 42% from the comparable prior year period as a result of lower dealer and international sales. Revenues from telephone equipment sales and services accounted for 94% of consolidated revenues from continuing operations for the three months ended September 30, 1997 (89% in the comparable 1996 period), while revenues from voice processing product sales and services accounted for 6% of consolidated revenues from continuing operations in 1997 (11% in 1996).

      Revenues for the nine months ended September 30, 1997 were $16,005,000, an increase of $2,502,000 or 19% from the comparable 1996 period. The increase was attributable to the Company's telephone equipment products and services, which were up by 26% over the comparable prior year period, due to sales of new products under the Company's Platinum Dealer Program with Lucent Technologies, increased secondary market equipment sales, and increased service revenues. Voice processing product revenues decreased by 32% from the comparable prior year period as a result of lower dealer and international sales. Revenues from telephone equipment sales and services accounted for 93% of consolidated revenues for the nine months ended September 30, 1997 (88% in the comparable 1996 period), while revenues from voice processing product sales and services accounted for 7% of consolidated revenues in 1997 (12% in 1996).


Cost of Revenues and Gross Profit

      Cost of revenues from continuing operations for the three months ended September 30, 1997 were $3,975,000, an increase of $217,000 or 6% from the comparable 1996 period. The gross profit margin was 25% of revenues during 1997, as compared to 28% of revenues for the comparable 1996 period. The decrease in gross profit margin was attributable principally to (i) increased sales of new equipment to the Company's associate dealers at lower profit margins than the Company realizes from sales of secondary market equipment to end users, (ii) decreased sales of voice processing products which typically yield higher profit margins than telephone equipment, and (iii) lower profit margins on service revenues.

      Cost of revenues from continuing operations for the nine months ended September 30, 1997 were $11,900,000, an increase of $2,361,000 or 25% from the comparable 1996 period. The gross profit margin was 26% of revenues during 1997, as compared to 29% of revenues for the comparable 1996 period. The decrease in the gross profit margin was attributable principally to the reasons described above for the three months ended September 30, 1997, and to lower product purchase rebates earned from the utilization of AT&T coupons during the period.

Operating Expenses

      Operating expenses from continuing operations were 30% and 24% respectively, of revenues for the three months ended September 30, 1997 and 1996. Operating expenses were 29% and 25% respectively, of revenues for the nine months ended September 30, 1997 and 1996.

      Selling, general & administrative ("SG&A") expenses for the three months ended September 30, 1997 were $1,516,000, an increase of $335,000 or 27% over the comparable 1996 period. SG&A expenses for the nine months ended September 30, 1997 were $4,543,000, an increase of $1,236,000 or 25% over the comparable 1996 period. SG&A expenses were 28% of revenues for the three months ended September 30, 1997, compared with 23% for the comparable 1996 period, and were 28% of revenues for the nine months ended September 30, 1997, compared with 25% for the comparable 1996 period. The increase in SG&A during the current year periods was principally attributable to (i) higher levels of employment and associated employee costs, as the Company increased its sales, customer and technical support capabilities in connection with becoming a dealer and distributor for new Lucent products, developed a network of associate dealers, and expanded its sales territories, and (ii) higher facility rental and occupancy costs, including increased depreciation expense from fixed assets purchased in connection with the Company's relocation to its larger headquarters in East Hartford, Connecticut.


Other Income and Expenses

      Other income for the three and nine months ended September 30, 1997 was $25,000 and $79,000, respectively, as compared to $18,000 and $442,000 for the respective three and nine month periods ended September 30, 1996. Other income in the current year periods consisted principally of interest earned on the Company's invested cash. Included in other income for the nine months ended September 30, 1996 was $410,000 of rebates from AT&T under a coupon redemption program.


Liquidity and Capital Resources

      Working capital at September 30, 1997 was $6,375,000, a 5% decrease from the $6,703,000 of working capital at December 31, 1996. The working capital ratio at September 30, 1997 was approximately 3 to 1 as compared to 2.5 to 1 at December 31, 1996. The increase in the working capital ratio was attributable to the reclassification to long-term liabilities from current liabilities of the Company's borrowings under its revolving credit facility which, in May 1997, was replaced with a two year loan agreement.

      Operating activities used $2,583,000 during the nine months ended September 30, 1997, principally as a result of the operating loss for the period, increases in accounts receivable and inventories, and a reduction in accounts payable. Accounts payable declined due to the start-up of an inventory financing agreement, as further described below, the advances under which to finance inventory purchases are presented as a financing activity on the Consolidated Statement of Cash Flows.

      Investing activities used $204,000 during the nine months ended September 30, 1997. During the current period, the Company purchased approximately $698,000 of office furniture and equipment, computer equipment, and leasehold improvements, principally in conjunction with the Company's relocation to a larger headquarters in East Hartford, Connecticut. In May 1997, the Company entered into a five year, noncancelable lease agreement to finance $419,000 of these purchases. Under the lease agreement, which is being accounted for as a capital lease, monthly lease payments are $9,589, with a $1.00 buyout option at the end of the lease.

      Financing activities generated $872,000 during the nine months ended September 30, 1997, principally from advances under an inventory finance agreement which, as of September 30, 1997 amounted to $1,090,000. On June 6, 1997, the Company entered into a $2 million line of credit agreement with AT&T Commercial Finance Corporation ("AT&T-CFC") which expires April 30, 1998. The credit line is used to finance the acquisition of inventory manufactured by Lucent Technologies, Inc. ("Lucent"), and borrowings are secured by all of the Company's inventories. Under the terms of this agreement, advances to finance products purchased directly from Lucent are repayable, interest-free, in either two or three equal monthly installments, depending upon the product purchased. Advances to finance Lucent products purchased from other vendors ("Other Eligible Inventory") are repayable in two equal monthly installments, bear interest at prime plus 1.5%, and are subject to a $500,000 borrowing limit. For products purchased directly from Lucent the ratio of total collateral available to AT&T-CFC after deduction of any senior liens, to total AT&T-CFC indebtedness must be at least
1.5 to 1. The ratio of Other Eligible Inventory to advances on Other Eligible Inventory must be at least 2 to 1. The Company is currently in compliance with these requirements.

      Effective May 30, 1997, the Company entered into a two year, $3.5 million revolving loan agreement with First Union Bank of Connecticut (subsequently renamed First Union National Bank, hereinafter referred to as "First Union"), modifying and replacing its previous one year, $2.5 million agreement with First Union. Under this agreement, borrowings are advanced at 80% of eligible accounts receivable, bear interest at First Union prime plus .5% (9% at September 30, 1997), and are secured by all of the Company's assets excluding inventories. The agreement requires the Company to maintain a minimum net worth of $6 million until December 31, 1997 at which time a minimum level of $6.4 million is required. The Company is also required to maintain certain debt to net worth and debt service coverage ratios. In addition, the agreement restricts fixed asset purchases and does not allow the payment of cash dividends without the consent of the lender. There is no requirement to maintain compensating balances under the agreement. As of September 30, 1997, the Company was in violation of its tangible net worth requirement. On November 12, 1997, the Company obtained a waiver from the bank of this default, and the bank lowered the minimum net worth requirement to $5.3 million at any time thereafter. An amended loan agreement which contains this modification, and changes the advance rate to 75% of eligible accounts receivable, is expected to be executed in November. As of September 30, 1997, the unused portion of the credit facility was $1,784,000, of which approximately $784,000 was available under the borrowing formula. The average and highest amounts borrowed under these credit facilities during the nine months ended September 30, 1997 were approximately $1,700,000 and $2,282,000, respectively. Borrowings are dependent upon the continuing generation of collateral, subject to the credit limit.

      The Company believes that it has sufficient capital resources, in the form of cash and availability under its credit facilities, to satisfy its present working capital requirements.


                          PART II. OTHER INFORMATION


Item 1. Legal Proceedings

        None.


Item 2. Changes in Securities

        None


Item 3. Defaults Upon Senior Securities

        The Company hereby incorporates by reference the information set forth in Note 3 of the consolidated financial statements and the discussion contained in Item 2 regarding the default under the loan agreement with First Union.


Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits: The following exhibit is filed herewith:

            27   Financial Data Schedule

        (b) Reports on Form 8-K:  None.

                                  SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        FARMSTEAD TELEPHONE GROUP, INC.


Dated: November 12, 1997                /s/ Robert G. LaVigne
                                        ---------------------------------------
                                            Robert G. LaVigne
                                              Executive Vice President, Chief
                                              Financial Officer