Form 10KSB
period 1997-12-31
FARMSTEAD TELEPHONE GROUP INC
filed 1998-03-20
CIK 804331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

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


                   Issuer's telephone number: (860) 610-6000

       Securities registered under Section 12(b) of the Exchange Act:

         Title of each class           Name of Exchange on which registered
    -----------------------------      ------------------------------------

    Common Stock, $.001 par value             American Stock Exchange

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

State issuer's revenues for its most recent fiscal year:   $20,559,000

As of February 27, 1998, the aggregate market value of the Common Stock of the registrant held by non-affiliates, based upon the last sale price of the registrant's Common Stock on such date, was approximately $9,676,000.

As of February 27, 1998, the registrant had 3,262,329 shares of its $0.001 par value Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on June 18, 1998 are incorporated by reference in Items 9 through 13 of Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format:   Yes  [ ]    No  [X]

                      TABLE OF CONTENTS TO FORM 10-KSB

                                   PART I

                                                                            Page
                                                                            ----
Item 1.    Business                                                           3
Item 2.    Property                                                           7
Item 3.    Legal Proceedings                                                  7
Item 4.    Submission of Matters to a Vote of Security Holders                7

                                   PART II

Item 5.    Market for Common Equity and Related Stockholder Matters           7
Item 6.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          8
Item 7.    Financial Statements                                              12
Item 8.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosures                                         12

                                  PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                 12
Item 10.   Executive Compensation                                            13
Item 11.   Security Ownership of Certain Beneficial Owners and Management    13
Item 12.   Certain Relationships and Related Transactions                    14
Item 13.   Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                   15
INDEX TO EXHIBITS                                                            30

                         FORWARD-LOOKING STATEMENTS

      The Company's prospects are subject to certain uncertainties and risks. The discussions set forth below and elsewhere herein contain certain statements which are not historical facts and are considered forward-looking statements within the meaning of the Federal Securities laws. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, general economic conditions and growth in the telecommunications industry, competitive factors and pricing pressures, changes in product mix, product demand, risk of dependence on third party suppliers, and other risk factors detailed in this report, described from time to time in the Company's other Securities and Exchange Commission filings, or discussed in the Company's press releases. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Company. All forward-looking statements included in this document are based upon information available to the Company on the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                   PART I

Item 1.  Business

General

      Farmstead Telephone Group, Inc. (the "Company") was incorporated in Delaware in 1986 and became a publicly held company in May 1987. The Company is located at 22 Prestige Park Circle, East Hartford, CT 06108, and its telephone number is (860) 610-6000. The Company is presently engaged in the Customer Premise Equipment ("CPE") segment of the telecommunications industry, principally as a secondary market reseller of used, remanufactured and/or refurbished Lucent Technologies, Inc. ("Lucent") business telephone parts and systems, and as an authorized Lucent dealer and distributor of certain new telecommunications products. The Company also provides equipment repair and refurbishing, inventory management, and other related value-added services. The Company sells its products and services to both large and small end-user businesses, government agencies, and to other dealers and distributors. CPE refers to equipment which resides at the customer's premises.

      In January, 1994, the Company acquired certain operating assets of Cobotyx Corporation, Inc. ("CCI"), a designer, manufacturer and supplier of voice processing systems, and expanded its entry into this marketplace through the formation of a voice processing products division ("Cobotyx Division"). In December 1997, the Company began actively pursuing divesting itself of its Cobotyx voice processing products business. Assets expected to be sold during 1998 include inventories, fixed assets, all related technologies developed by the Company, tradenames, and other contract rights. The operations of the Cobotyx business unit through its disposal date are not expected to have a material negative impact on the Company's future operating results. For the years ended December 31, 1997 and 1996, voice processing product revenues approximated $1,479,000 and $2,297,000, respectively.

      In February, 1996, the Company purchased from AT&T Systems Leasing Corporation, a subsidiary of AT&T Capital Corporation, certain assets of its discontinued Asset Recovery Center ("ARC"). The assets acquired consisted primarily of warehouse equipment, vehicles, computer and office equipment, and inventory. Prior to its closing in January 1996, the ARC primarily operated to service AT&T affiliates in the orderly disposition, by way of consignment sales arrangements, of excess, overstocked and end-of-life telecommunications, computer and data transmission equipment. The Company concurrently formed a subsidiary corporation, Farmstead Asset Management Services, LLC ("FAMS"), and commenced a similar operation in Piscataway, New Jersey. Effective October 1, 1997, the Company sold all of its ownership interests in FAMS. For the years ended December 31, 1997 and 1996, FAMS recorded revenues of $799,000 (through the date of sale) and $1,230,000, respectively.

Products

      The Company sells used, remanufactured, refurbished and new telephone parts and systems manufactured by Lucent (See "Relationship with AT&T/Lucent Technologies" for further information on Lucent). These products are private switching systems, generally PBXs and key systems, located at the customers premises, that permit a number of local telephones or terminals to communicate with one another, with or without use of the public telephone network. Key systems are generally used by small businesses, and are characterized by telephones which have multiple buttons permitting the user to select outgoing or incoming telephone lines directly. PBXs are private telephone switching systems usually located on a customer's premises, with an attendant console, and are designed for use by larger businesses. A PBX normally has more memory capacity and therefore can provide more features and flexibility than a key system. The Company sells both telephone system parts and complete systems, however the Company's revenues are predominantly from the sale of parts. Parts sold primarily include both digital and analog telephone sets and circuit packs, and other system accessories such as headsets, consoles, speakerphones and paging systems.

      Lucent key systems sold by the Company, in both piece parts and complete systems, include: Merlin(R) and Merlin Legend(R), Spirit(R) and Partner(R). Lucent PBX equipment sold by the Company, primarily in parts, include: System 25, System 75, System 85, and Definity(R).

      Telephone equipment sales revenues accounted for approximately 93% of consolidated revenues from continuing operations in both 1997 and 1996, while service revenues comprised 7% of consolidated revenues from continuing operations in both years. Sales of PBX equipment and associated telephones and accessories comprised approximately 81% of telephone equipment sales in 1997 (88% in 1996), while key equipment parts and system sales comprised approximately 15% of telephone equipment sales in 1997 (12% in 1996).

Relationship with AT&T/Lucent Technologies

      Prior to February 1, 1996, the business of Lucent was conducted as a part of the operations of AT&T Corp. ("AT&T"). On February 1, 1996, as a result of a decision to restructure the company, AT&T began the process of separating Lucent into a stand-alone company. AT&T completed an IPO of Lucent shares in April 1996 and the divestiture of Lucent was completed in October 1996 through the distribution of AT&T's shares in Lucent to AT&T shareholders. Lucent is comprised of the systems and technology units that were formerly part of AT&T. With 1997 revenues of $26.3 billion, Lucent is one of the world's leading designers, developers and manufacturers of telecommunications systems, software and products. Throughout this report, references to AT&T and Lucent will be referred to collectively as "Lucent Technologies", or "Lucent".

      Since 1985, Lucent has provided support to the secondary market by continuing to offer installation, maintenance, repair, reconditioning and certification services for its products purchased by end-users through equipment resellers. Equipment resellers such as the Company may also, with various restrictions, utilize Lucent documentation, technical information and software. Lucent also generally provides up to a one year warranty for products purchased from Lucent for resale. The installation and maintenance of Lucent equipment is generally provided by Lucent. The Company does, however, coordinate the installation scheduling directly with Lucent if requested to do so by its customer. The Company also has agreements with a number of installation and maintenance companies covering the New England and New York geographic areas who can also provide such services.

      The Company currently has dealer and distributor agreements in effect with Lucent, which have original terms ranging up to two years, and expire at various dates between July 1998 and January 1999, although they can generally be canceled upon 90 days notice. These agreements allow the Company to sell new key system products and certain PBX products in New England and New York state. In February 1998, the Company was selected by Lucent to be one of only two Authorized Remarketing Suppliers in a six month national trial program that allows the Company, under a licensing agreement, to refurbish and resell used Lucent business communications equipment. Under the terms of the trial agreement, the Company is authorized to buy back used Lucent business communications equipment from Lucent and from other sources, refurbish it to Lucent standards, and resell it nationally to end users as "certified" equipment for installation and full warranty by Lucent. The trial program expires August 18, 1998. Based upon the outcome of this program, the Company may be afforded the opportunity to enter into a longer term agreement, however no assurances can be given that this program will be successful or that the Company will enter into an extended contract. Prior to entering into this trial program the Company was an "Authorized Distributor of Selected Lucent--Remanufactured Products" since 1991.

      The Company believes that its relationship with Lucent is satisfactory and has no indication that Lucent has any intention of canceling any of the existing agreements. The Company's business has not been adversely impacted by the divestiture of Lucent from AT&T, nor does the Company expect it to be. The Company could, however, be materially adversely affected should Lucent decide to no longer provide installation and maintenance services on used, remanufactured or refurbished products sold by resellers such as the Company, or should it cancel the Company's dealer and distributor agreements.

Marketing and Customers

      Telephone parts, systems and services are marketed through the Company's direct sales staff, and through a network of associate dealers, to over 1,700 business locations, with customers ranging from large, multi-location corporations, to small companies and home offices, and to equipment wholesalers, dealers, distributors and government agencies and municipalities. Approximately 77% (63% in 1996) of the Company's 1997 telephone equipment sales and service revenues were to customers located in New England, New York, New Jersey and Pennsylvania. End-users accounted for approximately 89 % (95% in 1996) of telephone equipment revenues in 1997, while sales to dealers and other resellers accounted for approximately 11% (5% in 1996).

      During the two years ended December 31, 1997, no single customer accounted for more than 10% of revenues from continuing operations, except for one company in the financial services industry, which accounted for approximately 11% in 1996. The Company's business is not considered seasonal.

      The Company has attempted over the last several years to market telecommunications equipment in the People's Republic of China ("PRC") to businesses, government agencies and local telephone service providers through its 50% owned affiliate, Beijing Antai Communication Equipment Company, Ltd. ("ATC") located in Beijing, PRC. These products included (i) used Lucent Dimension(R) PBX equipment, and (ii) central office equipment, consisting of proprietary Chinese system software, proprietary digital and analog interfaces, and a proprietary billing system, the combination of which enables the PBX equipment to be operated as a small central office (a telephone company facility where subscriber's lines are joined to switching equipment for connecting other subscribers to each other, locally and long distance). To date, sales of these products in China have been insignificant, and due to the emerging demand for more current technology products, the Company has abandoned pursuing sales of this product in China.

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

      Repair and Refurbishing: The Company performs fee-based repair and refurbishing services for its customers through its in-house facilities and use of subcontract repair shops. The in-house work includes cleaning, buffing and minor repairs. The Company outsources major repairs of circuit boards and digital telephone sets.

      Inventory Management: The Company provides inventory storage, accounting, and distribution services, acting as a centralized depot for its customers' idle telecommunications equipment.

      Other Services: The Company's technical staff currently provide engineering, configuration, technical "hot line" telephone support and limited on-site installation services. The Company rents out equipment on a month-to-month basis, servicing those customers that have temporary, short-term equipment needs. For customers in the television broadcast industry the Company provides telecommunications coordination services for broadcast sports and other events throughout the country.

      The Company's combined service revenues accounted for 7% of consolidated revenues from continuing operations in both 1997 and 1996. No individual service category accounted for more than 5% of consolidated revenues from continuing operations.

Competition

      The Company operates in a highly competitive marketplace. Telephone equipment product competitors currently include Lucent and other new equipment manufacturers such as Northern Telecom Ltd., other new equipment distributors, as well as other secondary market equipment resellers, of which the Company estimates there are over 100 nationwide. The Company believes that key competitive factors in this market are timeliness of delivery, service support, price and product reliability. The Company considers its working relationships with its customers to be an important and integral competitive factor. The Company anticipates intensified competition from larger companies having substantially greater technical, financial and marketing resources, as well as larger customer bases and name recognition than the Company. As the industry further develops CTI ("Computer Telephony Integration"--the actual hardware and software that attaches to both telephone systems and computers) products, the Company anticipates that it will encounter a broader variety of competitors, including new entrants from related computer and communication industries.

Suppliers

      The Company obtains its telephone equipment parts for resale from a variety of sources, depending upon price and availability at the time of purchase. These sources include Lucent, its largest supplier, and other secondary market equipment dealers and distributors, leasing companies and end-users. In accordance with various distribution agreements with Lucent, the Company is required to purchase new products only from Lucent. The Company believes that if the various Lucent agreements were to be canceled or not renewed, it could obtain similar used or refurbished products from other suppliers, but would lose its ability to acquire new products for sale. The Company is not otherwise dependent upon any single supplier for used telephone equipment. The Company believes that product availability in the marketplace is presently sufficient to allow the Company to meet its customers' used equipment delivery requirements. See also "Relationship with AT&T/Lucent Technologies".

Patents, Licenses and Trademarks

      No patent or trademark is considered material to the Company's continuing operations. Pursuant to dealer/distribution agreements in effect with Lucent, the Company may utilize, during the term of these agreements, certain Lucent designated trademarks, insignia and symbols in the Company's advertising and promotion of Lucent products.

Research and Development

      Research and development is not material to the Company's continuing operations.

Employees

      As of December 31, 1997, the Company had 80 employees, of which 77 were employed on a full-time basis. Included are 7 full-time employees of the Cobotyx voice processing products division which is classified as a discontinued operation. The Company's employees are not represented by any organized labor union and are not covered by any collective bargaining agreements.

Item 2.  Property

      As of December 31, 1997, the Company operated in a 34,760 square foot building in East Hartford, CT, which is being leased pursuant to a five year lease which commenced February 1997. The lease agreement contains two three-year renewal options. The Company believes that its facilities are adequate for its present needs and suitable for their intended uses. If new or additional space is required, the Company believes that adequate facilities are available at competitive prices in the immediate areas of its current operations.

Item 3.  Legal Proceedings

      The Company is not a party to any pending material proceedings and no such proceedings are known to be contemplated by others.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

      Since September 12, 1996, the Company's securities have traded on the American Stock Exchange. Prior thereto the Company's securities traded on The Nasdaq SmallCap MarketSM ("Nasdaq") tier of The Nasdaq Stock MarketSM. . The Company's securities, their trading symbols and, in parentheses, the dates they began trading on the American Stock Exchange, are as follows: Common Stock--FTG (9/12/96); Redeemable Class A Common Stock Purchase Warrant--FTG.WS.A (11/29/96); Redeemable Class B Common Stock Purchase Warrant--FTG.WS.B (11/29/96); Warrant issued in the Company's 1987 initial public offering--FTG.WS (9/12/96).

      The following sets forth the range of quarterly high and low sales prices for the common stock, for the two years ended December 31, 1997 (market prices and numbers of outstanding common shares for 1996 have been restated to give retroactive recognition to the 1-for-10 reverse stock split effected August 13, 1996):

                                        1997              1996
              Common Stock:        --------------    --------------
              Quarter Ended        High      Low     High      Low
              -----------------    -----    -----    -----    -----

              March 31             $4.00    $2.75    $5.90    $1.90
              June 30               3.62     2.25     5.90     3.10
              September 30          2.56     1.69     5.00     3.10
              December 31           2.94     1.62     3.88     2.69

      There were 3,262,329 common shares outstanding at December 31, 1997 and 1996, respectively. There were 589 holders of record of the common stock as of December 31, 1997 representing approximately 4,500 beneficial stockholders. The Company has paid no dividends and does not expect to pay dividends in the foreseeable future as it intends to retain earnings to finance the growth of its operations. Pursuant to a Commercial Loan and

Security Agreement with First Union National Bank, the Company is prohibited from declaring or paying any dividends or making any other distribution on any of the shares of its capital stock, without the prior consent of the lender.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto contained in Item 7 of this Report.

Results of Operations

Net Loss

      The Company recorded a net loss $1,866,000 for the year ended December 31, 1997 as compared to net income of $882,000 for the year ended December 31, 1996. These results consisted of a loss from continuing operations of $600,000 for 1997 as compared to income from continuing operations of $1,206,000 for 1996, and a loss from discontinued operations of $1,266,000 for 1997 as compared to a loss from discontinued operations of $324,000 for 1996.

      Continuing Operations
      ---------------------

      The decline in the operating results from continuing operations from 1996 to 1997 was attributable to several factors. In 1997, due to the unprofitable operations of the Company's foreign affiliates, ATC and TeleSolutions, the Company established a full valuation reserve against all associated assets, including inventory located overseas. The combined foreign affiliate losses and asset write-downs resulted in a one-time charge of $444,000. The Company recorded approximately $899,000 less income in 1997 from the AT&T coupon rebate program than it did in 1996, due to the expiration of this program in 1997. In addition, the Company's operating expenses increased as the Company increased its employment levels in connection with expanding its sales territory and product lines, and relocating to a larger facility.

      Discontinued Operations
      -----------------------

      In September 1997, due to declining revenues and resulting operating losses, the Company entered into negotiations with an employee of FAMS for the sale of the Company's interest in FAMS. The sale transaction was completed in December, effective October 1, 1997. FAMS, LLC, a newly formed New Jersey corporation (the "Buyer") acquired all of the Company's interest in FAMS for $40,000 in cash and a $360,000 10% Note, payable in 60 monthly installments. The Note is secured by a $45,000 letter of credit and by all of the assets of FAMS. The Company has recorded a loss on disposal of FAMS of $208,000, consisting of $116,000 representing the excess of the book value of the net assets sold over the sales proceeds, and $92,000 of other costs and expenses of the sale. For the years ended December 31, 1997 and 1996, FAMS recorded revenues of $799,000 and $1,230,000, respectively. Prior to the effective date of sale, FAMS incurred an operating loss of approximately $578,000 in 1997, as compared with an operating loss of approximately $370,000 in 1996.

      In December 1997 the Company began actively pursuing divesting itself of its Cobotyx voice processing products business. Assets expected to be sold during 1998 include inventories, fixed assets, and certain other current assets which, as of December 31, 1997 aggregated approximately $560,000, plus all related technologies developed by the Company, tradenames, and other contract rights. The operations of this business through its disposal date are not expected to have a material negative impact on the Company's 1998 operating results, and the Company expects to sell these assets at book value. For the years ended December 31, 1997 and 1996, voice processing product revenues approximated $1,479,000 and $2,297,000, respectively. The loss from operations was approximately $480,000 in 1997 as compared to income from operations of $46,000 in 1996.

Discussion of the Results of Continuing Operations

Revenues

      Revenues from continuing operations for the year ended December 31, 1997 were $20,559,000, an increase of $4,253,000 or 26% from the comparable 1996 period. The increase was attributable to sales of new products principally through the Company's associated dealers, increased end user secondary market equipment sales, and increased service revenues. Telephone equipment sales revenues accounted for approximately 93% of consolidated revenues in 1997 and in 1996, while service revenues comprised 7% of consolidated revenues in both years.

Gross Profit

      Gross profit from continuing operations for the year ended December 31, 1997 was $5,099,000, an increase of $659,000 or 15% from the comparable 1996 period. The gross profit margin was 25% of revenues during 1997, as compared to 27% of revenues for the comparable 1996 period. The decrease in gross profit margin was attributable principally to product sales mix as sales of new equipment to dealers, which yield lower profit margins than end user sales, increased over the prior year. The decrease in the gross profit margin from the prior year was also partly attributable to lower product purchase rebates earned in 1997 from the utilization of AT&T coupons.

Operating Expenses

      Selling, general and administrative ("SG&A") expenses from continuing operations for the year ended December 31, 1997 were $5,108,000, an increase of $1,558,000 or 44% over the comparable 1996 period. SG&A expenses were 25% of revenues in 1997, compared with 22% for the comparable 1996 period. The increase in SG&A in 1997 was principally attributable to (i) higher average employment levels and associated compensation costs, as the Company increased its sales, marketing, customer and technical support staff, developed a network of associate dealers, and expanded its sales territories and product lines, and (ii) higher facility rental and occupancy costs, including increased depreciation expense from fixed assets purchased in connection with the Company's relocation to its larger headquarters in East Hartford, Connecticut.

Other Income and Expenses

      Other income from continuing operations for the year ended December 31, 1997 was $100,000, as compared with $627,000 for the year ended December 31, 1996. Other income for 1997 consisted principally of interest earned on the Company's invested cash. Included in other income for 1996 was $542,000 of rebates earned from AT&T on coupons tendered for redemption, net of coupon acquisition costs.

      Interest expense increased $47,000 or 30% in 1997 as compared with 1996. The increase was attributable to higher average borrowings under the Company's revolving credit facility, and interest expense incurred under a capital lease entered into in 1997.

Year ended December 31, 1996 as compared to the year ended December 31, 1995

Revenues

      Revenues from continuing operations for the year ended December 31, 1996 were $16,306,000, an increase of $4,151,000 or 34% from the comparable 1995 period. The increase was attributable to (i) higher end user sales of refurbished and Lucent--remanufactured products, (ii) sales of new Lucent equipment pursuant to various product dealer and distributor agreements entered into by the Company in 1996, and (iii) higher levels of provided services, including installations, event coordination and equipment repair and refurbishing. Provided services represented 7% of telephone equipment revenues in 1996 (3% in 1995). End user revenues accounted for 95% of total telephone equipment revenues in 1996 (86% in 1995), while revenues from dealers and other equipment resellers accounted for 5% (14% in 1995).

Gross Profit

      Gross profit from continuing operations for the year ended December 31, 1996 was $4,440,000, an increase of $1,019,000 or 30% from the comparable 1995 period. The gross profit margin was 27% of revenues for 1996 as compared to 28% of revenues for the comparable prior year period. For the year ended December 31, 1996, $459,000 of purchase rebates were credited to cost of sales, which had the effect of increasing the Company's gross profit margin to 28% from 24% otherwise realized. Excluding the effect of the rebates as described above, increased product acquisition costs on certain telephone system parts and higher labor and warehousing costs were the principal reasons for a lower overall gross profit margin from the prior year.

Operating Expenses

      Selling, general and administrative expenses from continuing operations ("SG&A") increased $347,000 or 11% in 1996 as compared with 1995. SG&A was 22% of revenues in 1996 as compared with 26% in 1995. The increase in SG&A was attributable to increased sales compensation, personnel costs and other operating costs associated with the Company's increased business volume and number of employees.

Other Income and Expenses

      Other income from continuing operations increased $618,000 in 1996 as compared with 1995. Included in other income for 1996 was $542,000 related to rebates earned from AT&T on coupons tendered for redemption, net of coupon acquisition costs. The rebates are a result of coupons issued by AT&T in 1995 in settlement of a lawsuit, which are freely transferable and which can be used towards the cost of AT&T products and services purchased from May 1995 through June 1, 1997. In 1996 the Company began purchasing coupons at a discount to their $50 face value and redeeming them with AT&T for the full $50 face value. Accordingly, the Company recorded in other income the difference between the face value of the coupons and their acquisition cost. The Company continued to take advantage of the coupon redemption program through its June 1, 1997 expiration date. See Note 3 to the consolidated financial statements included elsewhere herein.

      Interest expense increased $58,000 or 59% in 1996 as compared with 1995. The increase was attributable to higher average borrowings under the Company's revolving credit facility, in order to support the Company's increased sales and operating levels. Average borrowings in 1996 were $1,406,000 as compared with $880,000 in 1995.

Liquidity and Capital Resources

      Working capital from continuing operations at December 31, 1997 was $6,440,000, an 8% decrease from $7,033,000 of working capital at December 31, 1996. The working capital ratio at December 31, 1997 was approximately 3 to 1 as compared to 2.6 to 1 at December 31, 1996. The increase in the working capital ratio was attributable to the reclassification to long-term liabilities from current liabilities of the Company's borrowings under its revolving credit facility which, in May 1997, was replaced with a two year loan agreement. Excluding this reclassification, working capital otherwise declined in 1997 by approximately $2,496,000 principally due to the Company's 1997 net loss.

      Operating activities used $2,199,000 during the year ended December 31, 1997, principally as a result of the Company's net loss, and a 34% increase in accounts receivable from December 31, 1996 due to increased fourth quarter sales over the prior year.

      Investing activities used $492,000 during the year ended December
31, 1997, due to the purchase of office furniture and equipment, computer equipment, and leasehold improvements, principally in conjunction with the Company's relocation to a larger headquarters in East Hartford, Connecticut. In May 1997, the Company entered into a five year, noncancelable lease agreement to finance an additional $419,000 of office furniture and equipment, computer equipment, and leasehold improvements for like use. Under the lease agreement, which is being accounted for as a capital lease, monthly lease payments are $9,589, with a $1.00 buyout option at the end of the lease.

      Financing activities generated $632,000 during the year ended December 31, 1997, from advances under the Company's revolving credit facility.

      On June 6, 1997, the Company entered into a $2 million line of credit agreement with AT&T Commercial Finance Corporation which expires April 30, 1998. In December 1997, the credit agreement was acquired by Finova Capital Corporation ("Finova"). The credit line is used to finance the acquisition of inventory manufactured by Lucent, and borrowings are secured by all of the Company's inventories. Under the terms of this agreement, advances to finance products purchased directly from Lucent are repayable, interest-free, in either two or three equal monthly installments, depending upon the product purchased. Advances to finance Lucent products purchased from other vendors ("Other Eligible Inventory") are repayable in two equal monthly installments, bear interest at prime plus 1.5%, and are subject to a $500,000 borrowing limit. For products purchased directly from Lucent, the ratio of total collateral available to Finova (after deduction of any senior liens), to total Finova indebtedness must be at least 1.5 to 1. The ratio of Other Eligible Inventory to advances on Other Eligible Inventory must be at least 2 to 1. The Company is currently in compliance with these requirements. As of December 31, 1997, outstanding borrowings under this credit arrangement were $889,000. The Company expects to either renew the Finova credit agreement for an additional term on or prior to its expiration date or to obtain a similar facility with a new lender, on terms not materially less favorable to the Company than its present terms.

      On May 30, 1997, the Company entered into a two year, $3.5 million revolving loan agreement with First Union Bank of Connecticut (subsequently renamed First Union National Bank, hereinafter referred to as "First Union"), modifying and replacing its previous one year, $2.5 million agreement with First Union. Certain terms and conditions of this agreement were further modified in December 1997. Under the current agreement, borrowings are advanced at 75% of eligible accounts receivable, bear interest at First Union prime plus .5% (9% at December 31, 1997), and are secured by all of the Company's assets excluding inventories. The agreement requires the Company to maintain a minimum net worth of $5.3 million, and to maintain certain debt to net worth and debt service coverage ratios. In addition, the agreement restricts fixed asset purchases and does not allow the payment of cash dividends without the consent of the lender. There is no requirement to maintain compensating balances under the agreement. The Company was in compliance with these covenants and loan requirements at December 31, 1997. As of December 31, 1997, the unused portion of the credit facility was $1,803,000, of which approximately $1,050,000 was available under the borrowing formula. The average and highest amounts borrowed under these credit facilities during the year ended December 31, 1997 were approximately $1,714,000 and $2,282,000, respectively. Borrowings are dependent upon the continuing generation of collateral, subject to the credit limit. The weighted average interest rate on the Company's outstanding debt was 10.1 % for 1997 and 10.6% for 1996. The carrying values of the Company's borrowings approximated their fair values at December 31, 1997 and 1996.

      The Company believes that it has sufficient capital resources, in the form of cash and availability under its credit facilities, to satisfy its present working capital requirements. Inflation has not been a significant factor in the Company's operations.

      The Company has been investigating the nature and extent of the work required to ensure that its systems are Year 2000 compliant. The Company's major systems consist principally of packaged software purchased from vendors who have represented that these systems are already Year 2000 compliant or will soon be. Based upon currently available information, the Company believes that it will be able to manage its Year 2000 transition without any material costs or material adverse effects on its business operations.

Item 7.  Financial Statements

      The following report and financial statements of the Company are contained on the pages indicated:

                                                                        Page
                                                                        ----

      Report of Deloitte & Touche LLP                                    16
      Consolidated Balance Sheets--December 31, 1997 and 1996            17
      Consolidated Statements of Operations--Years Ended
       December 31, 1997 and 1996                                        18
      Consolidated Statement of Changes in Stockholders' Equity
       --Years Ended December 31, 1997 and 1996                          19
      Consolidated Statements of Cash Flows--Years Ended
       December 31, 1997 and 1996                                        20
      Notes to Consolidated Financial Statements                         21

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure: None.

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

      Incorporated by reference to the Company's proxy statement which the Company intends to file with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

                      Executive Officers of the Company
                     (Information as of January 1, 1998)

                                 First Became
                                 An Executive
          Name             Age    Officer in                Position(s) Held
------------------------   ---   ------------   ---------------------------------------

Directors:
----------
George J. Taylor, Jr. *     55       1984       Chairman of the Board, President, Chief
                                                Executive Officer

Robert G. LaVigne *         46       1988       Executive Vice President, Chief
                                                Financial Officer, Secretary, Treasurer

Alexander E. Capo           47       1987       Vice President--Sales

Joseph A. Novak, Jr.        54       1993       Vice President--Operations

Neil R. Sullivan            46       1994       Vice President--Accounting &
                                                Administration, Assistant Secretary

John G. Antonich            56       1996       Vice President & General Manager--
                                                Cobotyx Division

Robert L. Saelens           52       1997       Vice President--Marketing

-------------------
<F*>   Member of the Board of Directors.

      George J. Taylor, Jr., Chairman of the Board of Directors and Chief Executive Officer of the Company (including its predecessors) since 1984, and President since 1989. Member of the Compensation Committee of the Board of Directors (until February 4, 1998) President of Lease Solutions, Inc. (formerly Farmstead Leasing, Inc.), a business products and automobile leasing company, from 1981 to 1993. Vice President--Marketing and Sales for National Telephone Company from 1977 to 1981. Director of Beijing Antai Communication Equipment Company, Ltd. Mr. Taylor was one of the founders of the National Association of Telecommunication Dealers, has been a member of, or advisor to, its Board of Directors since its inception in 1986, and for two years served as its President and Chairman. Brother of Mr. Hugh M. Taylor, a Director of the Company.

      Robert G. LaVigne, Executive Vice President since July 1997. Chief Financial Officer, Corporate Secretary and Treasurer since 1988. Vice President--Finance & Administration from 1988 until July 1997. General Manager of the domestic telephone equipment division from January 1994 until October 1994. Controller of Economy Electric Supply, Inc., a distributor of electrical supplies and fixtures, from 1985 to 1988. Corporate Controller of Hi-G, Inc., a manufacturer of electronic and electromechanical components, from 1982 to 1985. Certified Public Accountant. Director of ATC.

      Alexander E. Capo, Vice President--Sales since July 1997. Vice President--Sales & Marketing from 1987 until July 1997. Director of Sales for The Farmstead Group, Inc. from 1985 to 1987. Sales Manager for the National Telephone Company from 1972 to 1983.

      Joseph A. Novak, Jr., Vice President--Operations since 1993. General Manager of Farmstead Asset Management Services, LLC from 1996 to 1997. Prior to 1990, he was employed by AT&T for 28 years, serving in various operational and sales management capacities. Vice General Manager and a Director of ATC.

      Neil R. Sullivan, Vice President--Accounting & Administration since July 1997. Vice President & General Manager of the domestic telephone equipment division from August 1996 to July 1997. Corporate Controller from October 1994 to August 1996. Assistant Secretary of the Company since 1994. From 1981 to 1994 he was employed by Zero Corporation ("Zero"), a manufacturer of cabinets, cooling equipment and containers for the electronics industry. Mr. Sullivan was Controller of various divisions of Zero from 1981 to 1991, and was Vice President/General Manager of the Zero-East division from 1991 to 1994.

      John G. Antonich, Vice President & General Manager--Cobotyx voice processing products division since 1996. Director of Sales from 1993 to 1996. Account Executive with Quodata, a software manufacturer, from 1991 to 1993. Prior thereto, he had extensive sales, technical and managerial experience with Sperry Univac, Datapoint and Shared Technologies, Inc.

      Robert L. Saelens, Vice President--Marketing since June 1997. President of Saelens & Associates, a marketing consulting firm, from 1989 to 1997. President of Baker, Bateson & Saelens, Inc., a marketing consulting firm, from 1982 to 1989. Prior thereto Mr. Saelens served for ten years in the Creative and Strategic planning departments of the J. Walter Thompson Corporation.

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

Item 13.  Exhibits and Reports on Form 8-K

Exhibits: See Index to Exhibits on page 30.

Reports on Form 8-K: The registrant did not file any reports on Form 8-K during the fourth quarter of 1997.

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 1998.


                                       FARMSTEAD TELEPHONE GROUP, INC.

                                       By: /s/ George J. Taylor, Jr.
                                           ----------------------------------
                                           George J. Taylor, Jr.
                                           Chairman of the Board, Chief
                                           Executive Officer and President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated as of March 17, 1998.


          Signature                                        Title
--------------------------------     ------------------------------------------------

/s/ George J. Taylor, Jr             Chairman of the Board, Chief Executive Officer,
--------------------------------     and President (Principal Executive Officer)
George J. Taylor, Jr.

/s/ Robert G. LaVigne
--------------------------------     Executive Vice President, Chief Financial Officer,
Robert G. LaVigne                    Secretary and Director (Principal Financial and
                                     Accounting Officer)


/s/ Harold L. Hansen                 Director
--------------------------------
Harold L. Hansen

/s/ Hugh M. Taylor                   Director
--------------------------------
Hugh M. Taylor

/s/ Joseph J. Kelley                 Director
--------------------------------
Joseph J. Kelley

                       REPORT OF DELOITTE & TOUCHE LLP


                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Farmstead Telephone Group, Inc.
 East Hartford, Connecticut

We have audited the accompanying consolidated balance sheets of Farmstead Telephone Group, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Farmstead Telephone Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
March 3, 1998

                       FARMSTEAD TELEPHONE GROUP, INC.

                         CONSOLIDATED BALANCE SHEETS
                         December 31, 1997 and 1996


(In thousands, except number of shares)                       1997        1996
--------------------------------------------------------------------------------

                                   ASSETS

Current assets:
  Cash and cash equivalents                                 $  1,102    $  3,161
  Accounts receivable, less allowance for doubtful
   accounts of $579 in 1997 and $245 in 1996                   5,077       3,792
  Inventories                                                  2,583       3,111
  Net assets of discontinued operations (Note 7)                 560         848
  Other current assets                                           181         560
                                                            --------------------
      Total current assets                                     9,503      11,472
Property and equipment, net                                      935         186
Net assets of discontinued operations (Note 7)                     -         240
Investment in unconsolidated subsidiaries (Note 10)                -         117
Other assets                                                     391          59
                                                            --------------------
      Total assets                                          $ 10,829    $ 12,074
                                                            ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $  1,560    $  2,048
  Bank Borrowings (Note 6)                                         -       1,903
  Borrowings under inventory finance agreement (Note 6)          889           -
  Current portion of long-term debt                               69           -
  Accrued expenses and other current liabilities                 545         488
                                                            --------------------
      Total current liabilities                                3,063       4,439
Long-term debt                                                 1,997           -
                                                            --------------------
      Total liabilities                                        5,060       4,439
Commitments and contingencies (Note 11)
Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares
   authorized; zero shares issued and outstanding                  -           -
  Common stock, $0.001 par value; 30,000,000 shares
   authorized; 3,262,329 shares issued and outstanding             3           3
  Additional paid-in capital                                  12,196      12,196
  Accumulated deficit                                         (6,430)     (4,564)
                                                            --------------------
      Total stockholders' equity                               5,769       7,635
                                                            --------------------
      Total liabilities and stockholders' equity            $ 10,829    $ 12,074
                                                            ====================


        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   Years Ended December 31, 1997 and 1996



(In thousands, except per share amounts)                        1997        1996
----------------------------------------------------------------------------------

Revenues                                                      $ 20,559    $ 16,306
Cost of revenues                                                15,460      11,866
                                                              --------------------
Gross profit                                                     5,099       4,440
Operating expenses:
  Selling, general and administrative                            5,108       3,550
  Research and development                                           -          11
                                                              --------------------
      Total operating expenses                                   5,108       3,561
                                                              --------------------
Operating income (loss)                                             (9)        879
Interest expense                                                   204         157
Equity in losses of unconsolidated subsidiaries (Note 10)           40         124
Write-down of investments in unconsolidated subsidiaries
 (Note 10)                                                         404           -
Other income                                                      (100)       (627)
                                                              --------------------
Income (loss) from continuing operations before income
 taxes                                                            (557)      1,225
Provision for income taxes                                          43          19
                                                              --------------------
Income (loss) from continuing operations                          (600)      1,206
                                                              --------------------
Discontinued operations (Note 7):
  Loss from operations                                          (1,058)       (324)
  Loss on sale of discontinued operation                          (208)          -
                                                              --------------------
Loss from discontinued operations                               (1,266)       (324)
                                                              --------------------
Net income (loss)                                             $ (1,866)   $    882
                                                              ====================

Basic net income (loss) per common share:
  From continuing operations                                  $   (.18)   $    .49
  From discontinued operations                                    (.39)       (.13)
                                                              --------------------
Basic net income (loss) per common share                      $   (.57)   $    .36
                                                              ====================

Diluted net income (loss) per common share:
  From continuing operations                                  $   (.18)   $    .48
  From discontinued operations                                    (.39)       (.13)
                                                              --------------------
Diluted net income (loss) per common share                    $   (.57)   $    .35
                                                              ====================

Basic weighted average common shares outstanding (000's)         3,262       2,460
Dilutive effect of stock options                                     -          26
                                                              --------------------
Diluted weighted average common and common equivalent
 shares outstanding (000's)                                      3,262       2,486
                                                              ====================


        See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CHANGES
                           IN STOCKHOLDERS' EQUITY
                   Years Ended December 31, 1997 and 1996



                                    Common Stock       Additional
                                  -----------------     paid-in     Accumulated
(In thousands)                     Shares    Amount     capital       deficit      Total
------------------------------------------------------------------------------------------

Balance at December 31, 1995       21,239     $  21     $  8,431     $ (5,446)    $  3,006
Stock options exercised                 5         -            1            -            1
Reverse stock split (Note 9)      (19,120)      (19)          19            -            -
Sale of Units (Note 9)              1,138         1        3,745            -        3,746
Net income                              -         -            -          882          882
                                  --------------------------------------------------------
Balance at December 31, 1996        3,262         3       12,196       (4,564)       7,635
Net loss                                -         -            -       (1,866)      (1,866)
                                  --------------------------------------------------------
Balance at December 31, 1997        3,262     $   3     $ 12,196     $ (6,430)    $  5,769
                                  ========================================================


         See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years Ended December 31, 1997 and 1996



(In thousands)                                                     1997         1996
--------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income (loss)                                              $ (1,866)    $    882
  Adjustments to reconcile net income (loss) to net cash
   flows used by operating activities:
    Depreciation and amortization                                     308          160
    Equity in undistributed losses of unconsolidated
     subsidiaries                                                      40          113
    Write-down of investments in unconsolidated subsidiaries           77            -
    Write-down of accounts receivable from unconsolidated
     subsidiary                                                       265            -
    Changes in operating assets and liabilities:
      Increase in accounts receivable                              (1,550)      (1,101)
      (Increase) decrease in inventories                              528       (1,590)
      Decrease in other assets                                        (32)        (377)
      Increase (decrease) in accounts payable, accrued
       expenses and other current liabilities                        (431)       1,085
      (Increase) decrease in net assets of discontinued
       operations                                                     462         (517)
                                                                 ---------------------
      Net cash used by operating activities                        (2,199)      (1,345)
                                                                 ---------------------
Cash flows from investing activities:
  Purchases of property and equipment                                (552)        (164)
  Purchases of redeemable coupons                                       -       (1,194)
  Redemptions of coupons                                               60        1,084
  Investment in unconsolidated subsidiaries                             -          (40)
                                                                 ---------------------
      Net cash used in investing activities                          (492)        (314)
                                                                 ---------------------
Cash flows from financing activities:
  Bank and inventory finance borrowings                               682          451
  Repayments of capital lease obligation                              (50)           -
  Proceeds from exercise of stock options and warrants                  -            1
  Proceeds from sales of Units and common stock, net                    -        3,746
                                                                 ---------------------
      Net cash provided by financing activities                       632        4,198
                                                                 ---------------------
Net increase (decrease) in cash and cash equivalents               (2,059)       2,539
Cash and cash equivalents at beginning of year                      3,161          622
                                                                 ---------------------
Cash and cash equivalents at end of year                         $  1,102     $  3,161
                                                                 =====================


Supplemental schedule of non-cash financing and investing
 activities:
  Purchase of assets under capital lease obligation              $    419     $      -

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                                     $    204     $    159
    Income taxes                                                       49           21


         See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Operations

      Farmstead Telephone Group, Inc. (the "Company") is presently engaged in the Customer Premise Equipment ("CPE") segment of the telecommunications industry, principally as a secondary market reseller of used, remanufactured and/or refurbished Lucent Technologies, Inc. ("Lucent") business telephone parts and systems, and as an authorized Lucent dealer and distributor of certain new telephone system products. The Company also provides equipment repair and refurbishing, inventory management, and other related value-added services. The Company sells its products and services to corporate end users, and to other dealers and distributors. CPE refers to equipment which resides at the customer's premises. During the two years ended December 31, 1997, no single customer accounted for more than 10% of revenues from continuing operations, except for one company in the financial services industry, which accounted for approximately 11% in 1996.

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

Property and Equipment

      Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which range from three to ten years. Maintenance, repairs and minor renewals are charged to operations as incurred.

Income Taxes

      The Company provides for income taxes under the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Income (Loss) Per Share

      In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" was issued, which became effective for periods ending after December 15, 1997. This Statement has replaced the presentation of primary and fully diluted earnings per share ("EPS") with a presentation of basic EPS and diluted EPS. Basic EPS is computed by dividing net income (loss) (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Diluted EPS is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants, unless their effect on net income (loss) per share is antidilutive. Earnings per share amounts presented for 1996 have been restated for comparative purposes.

Reclassification

      Certain prior year amounts have been reclassified to conform with the 1997 presentation.

2.  CASH AND CASH EQUIVALENTS

      Cash and cash equivalents at December 31, 1997 includes investments in money market funds consisting of high quality short term instruments, principally U.S. Government and Agency issues and commercial paper.

3.  OTHER CURRENT ASSETS

      As part of a class action lawsuit settlement in 1995, AT&T was required to issue approximately 4.2 million $50 face value coupons to the class action members. The coupons are freely transferable and are redeemable against the cost of certain specified AT&T telephone system products or maintenance services sold by the Company during the period May 1, 1995 through June 1, 1997. In 1996, the Company began purchasing coupons in the marketplace at a discount to their $50 face value and redeeming them with AT&T subject to a maximum discount of 20% of the sales price up to a $2,500 maximum discount per transaction. The Company's accounting policy is to record income in an amount equal to the excess of the face value of the coupons redeemed over the acquisition cost of the coupons, in the period in which it can calculate the amount of rebate it has earned. During the year ended December 31, 1996, the Company recorded $542,000 as other income from the redemption of coupons applicable to prior year sales. Rebates earned on current year purchases are recorded in cost of sales after the related products are sold, and amounted to $54,000 and $411,000, respectively, for 1997 and 1996. Included in other current assets at December 31, 1996 was $231,000 of rebates receivable, representing cash due from the tendering of redeemable coupons. The rebate program terminated in June 1997.

4.  PROPERTY AND EQUIPMENT, NET

      As of December 31, the components of property and equipment, net were as follows (in thousands):


                                                           1997       1996
                                                          -------    ------

      At cost:

      Equipment                                           $   820    $  357
      Furniture and fixtures                                  102        76
      Leasehold improvements                                   78        45
      Leased equipment under capital lease                    419         -
                                                          -----------------
                                                            1,419       478
      Less accumulated depreciation and amortization         (484)     (292)
                                                          -----------------
      Property and equipment, net                         $   935    $  186
                                                          =================

      Leased equipment under capital lease at December 31, 1997 consists principally of office furniture, equipment and computer equipment acquired in connection with the Company's relocation to a larger operating facility. The accumulated amortization of the leased equipment was $61,000 at December 31, 1997.

5.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      As of December 31, the components of accrued expenses and other liabilities were as follows (in thousands):

                                                            1997     1996
                                                            -----    -----

      At cost:

      Salaries, commissions and benefits                    $ 480    $ 476
      Other                                                    65       12
                                                            --------------
      Accrued expenses and other current liabilities        $ 545    $ 488
                                                            ==============

6.  DEBT OBLIGATIONS

      Inventory Financing Agreement:
      ------------------------------

      On June 6, 1997, the Company entered into a $2 million line of credit agreement with AT&T Commercial Finance Corporation which expires April 30, 1998. In December 1997, the credit agreement was acquired by Finova Capital Corporation ("Finova"). The credit line is used to finance the acquisition of inventory manufactured by Lucent, and borrowings are secured by all of the Company's inventories. Under the terms of this agreement, advances to finance products purchased directly from Lucent are repayable, interest-free, in either two or three equal monthly installments, depending upon the product purchased. Advances to finance Lucent products purchased from other vendors ("Other Eligible Inventory") are repayable in two equal monthly installments, bear interest at prime plus 1.5%, and are subject to a $500,000 borrowing limit. For products purchased directly from Lucent the ratio of total collateral available to Finova (after deduction of any senior liens), to total Finova indebtedness must be at least 1.5 to 1. The ratio of Other Eligible Inventory to advances on Other Eligible Inventory must be at least 2 to 1. The Company is currently in compliance with these requirements. As of December 31, 1997, outstanding borrowings under this credit arrangement were $889,000. The Company expects to either renew the Finova credit agreement for an additional term on or prior to its expiration date or to obtain a similar facility with a new lender, on terms not materially less favorable to the Company than its present terms.

      Long-term Debt:
      ---------------

      As of December 31, 1997, long-term debt obligations consisted of the following (in thousands):


             Bank revolving credit agreement (a)       $ 1,697
             Obligation under capital lease (b)            369
                                                       -------
                                                         2,066
             Less current portion                          (69)
                                                       -------
             Long-term debt                            $ 1,997
                                                       =======

      (a) On May 30, 1997, the Company entered into a two year, $3.5 million revolving loan agreement with First Union Bank of Connecticut (subsequently renamed First Union National Bank, hereinafter referred to as "First Union"), modifying and replacing its previous one year, $2.5 million agreement with First Union. Certain terms and conditions of this agreement were further modified in December 1997. Under the current agreement, borrowings are advanced at 75% of eligible accounts receivable, bear interest at First Union prime plus
 .5% (9% at December 31, 1997), and are secured by all of the Company's assets excluding inventories. The agreement requires the Company to maintain a minimum net worth of $5.3 million, and to maintain certain debt to net worth and debt service coverage ratios. In addition, the agreement restricts fixed asset purchases and does not allow the payment of cash dividends without the consent of the lender. There is no requirement to maintain compensating balances under the agreement. The Company was in compliance with these covenants and loan requirements at December

31, 1997. As of December 31, 1997, the unused portion of the credit facility was $1,803,000, of which approximately $1,050,000 was available under the borrowing formula. The average and highest amounts borrowed under these credit facilities during the year ended December 31, 1997 were approximately $1,714,000 and $2,282,000, respectively. Borrowings are dependent upon the continuing generation of collateral, subject to the credit limit. The weighted average interest rate on the Company's outstanding debt was 10.1 % for 1997 and 10.6% for 1996. The carrying values of the Company's borrowings approximated their fair values at December 31, 1997 and 1996.

      (b) In May 1997, the Company entered into a five year, noncancelable lease agreement to finance $419,000 of office furniture, equipment and computer equipment acquired in connection with the Company's relocation to a larger operating facility. Monthly lease payments under the lease are $9,589, with a $1.00 purchase option at the end of the lease. The effective interest rate on the capitalized lease obligation is 13.29%. As of December 31, 1997 the future minimum annual lease payments are as follows (in thousands):


            Year ending December 31:
              1998                                              $ 115
              1999                                                115
              2000                                                115
              2001                                                115
              2002                                                 29
                                                                -----
            Total minimum lease payments                          489
            Less amount representing interest                    (120)
                                                                -----
            Present value of net minimum lease payments
             under capital lease                                $ 369
                                                                =====

7.  DISCONTINUED OPERATIONS

      FAMS
      ----

      In February, 1996, the Company purchased from AT&T Systems Leasing Corporation, a subsidiary of AT&T Capital Corporation, certain assets of its discontinued Asset Recovery Center ("ARC") for a purchase price of $250,000. Prior to its closing in January 1996, the ARC primarily operated to service AT&T affiliates in the orderly disposition, by way of consignment sales arrangements, of excess, overstocked and end-of-life telecommunications, computer and data transmission equipment. The assets acquired consisted primarily of warehouse equipment, vehicles, computer and office equipment, and inventory. The Company concurrently formed a subsidiary corporation, Farmstead Asset Management Services, LLC ("FAMS"), which used the purchased assets in a similar operation in Piscataway, New Jersey.

      In September 1997, due to declining revenues and resulting operating losses, the Company entered into negotiations with an employee of FAMS for the sale of the Company's interest in FAMS. The sale transaction was completed in December, effective October 1,1997. FAMS, LLC, a newly formed New Jersey corporation (the "Buyer") acquired all of the Company's interest in FAMS for $40,000 in cash and a $360,000 10% Note, payable in 60 monthly installments. The Note is secured by a $45,000 letter of credit and by all of the assets of FAMS. The Company has recorded a loss on disposal of FAMS of $208,000, consisting of $116,000 representing the excess of the book value of the net assets sold over the sales proceeds, and $92,000 of other costs and expenses of the sale. For the years ended December 31, 1997 and 1996, FAMS recorded revenues of $799,000 and $1,230,000, respectively. Prior to the effective date of sale, FAMS incurred an operating loss of approximately $578,000 in 1997, as compared with an operating loss of approximately $370,000 in 1996.

      Voice Processing Products
      -------------------------

      In December 1997 the Company began actively pursuing divesting itself of its Cobotyx voice processing products business. Assets expected to be sold during 1998 include inventories, fixed assets, and certain other current assets which, as of December 31, 1997 aggregated approximately $560,000, plus all related technologies developed by the Company, tradenames, and other contract rights. The operations of the Cobotyx business unit through its disposal date are not expected to have a material impact on the Company's operating results, and the Company expects to sell these assets at approximately book value. For the years ended December 31, 1997 and 1996, voice processing product revenues approximated $1,479,000 and $2,297,000, respectively. The Company's loss from the operations of its voice processing products business was approximately $480,000 in 1997 as compared to income of approximately $46,000 in 1996.

      The Company has restated prior year information contained in the consolidated financial statements and notes thereto as a result of these discontinued operations.

8.  STOCK OPTIONS

      The Company's 1992 Stock Option Plan ("1992 Plan") permits the granting of options to employees, directors and consultants of the Company, which shall be either incentive stock options as defined under Section 422 of the Internal Revenue Code, or non-qualified options. Incentive stock options may be granted at no less than market value at the time of granting, with a maximum term of ten years except, for a 10% or more stockholder, the exercise price shall not be less than 110% of market value, with a maximum term of five years. The Company is authorized to grant options to acquire up to 3,500,000 shares of common stock under the 1992 Plan, which expires in 2002.

      The Company's 1986 and 1987 Key Employees and Key Personnel Stock Option Plans have expired, however options previously granted under these plans may continue to be exercised in accordance with the terms of the individual grants. Options currently granted under all plans expire on various dates through 2007.

      A summary of stock option transactions for each of the two years in the period ended December 31, 1997 is as follows (the number of shares and option prices for all periods prior to August, 1996 have been adjusted for the effects of the 1-for-10 reverse stock split implemented on that date):

                                                                             Weighted
                                                                             Average
                                               Number         Exercise       Exercise
                                              of Shares     Price Range       Price
                                              ---------    --------------    --------

Outstanding at December 31, 1995                300,441    $ 1.56 - 11.80     $ 4.25
  Granted                                       565,959      2.20 -  6.70       3.32
  Exercised                                        (500)             2.20       2.20
  Canceled or lapsed                            (44,250)     3.30 -  4.20       4.17
                                              --------------------------------------
Outstanding at December 31, 1996                821,650      1.56 - 11.80       3.69
  Granted                                     1,000,109      1.88 -  3.75       2.18
  Exercised                                           -                 -          -
  Canceled or lapsed                           (914,150)     2.13 - 10.00       3.58
                                              --------------------------------------
Outstanding at December 31, 1997                907,609    $ 1.56 - 11.80     $ 2.14
                                              ======================================

As of December 31, 1997:
  Exercisable                                    70,468    $ 1.56 - 11.80     $ 3.39
  Available for future grant                  2,612,333

      The following table summarizes information about stock options outstanding as of December 31, 1997:


                                Options Outstanding                       Options Exercisable
                   ----------------------------------------------    -----------------------------
                                  Weighted Avg.
                                    Remaining
   Range of          Number        Contractual     Weighted Avg.       Number       Weighted Avg.
Exercise Prices    Outstanding    Life (Years)     Exercise Price    Exercisable    Exercise Price
---------------    -----------    -------------    --------------    -----------    --------------

 $1.56 -  2.00       875,259           9.5             $ 1.99          45,118           $ 1.83
 $2.01 -  5.00        16,000           5.0               3.73          13,000             3.79
 $5.01 - 11.80        16,350           6.0               8.33          12,350             8.66

      Effective September 2, 1997, the Company issued replacement options to all employees and directors who had outstanding options at that date with an exercise price higher than $2.00 per share. The replacement options were issued at $2.00 per share which represented the fair market value of the common stock on the grant date. Approximately 847,000 options were cancelled and replaced with these new grants.

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, compensation cost for stock options is recorded as the excess, if any, of the market price of the Company's common stock at the date of grant over the exercise price of the option. Had compensation cost for the Company's stock option plans been determined in accordance with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock- Based Compensation", the Company's net income (loss) and basic and diluted net income (loss) per share would have approximated the pro forma amounts shown below for each of the years ended December 31 (in thousands except per share data):

                                                 1997                     1996
                                        ----------------------    ---------------------
                                           As                        As
                                        Reported     Pro forma    Reported    Pro forma
                                        ---------    ---------    --------    ---------

Net income (loss)                       $ (1,866)    $ (2,315)     $ 882        $ 418
Basic net income (loss) per share           (.57)        (.71)       .36          .17
Diluted net income (loss) per share         (.57)        (.71)       .35          .17

      The fair value of options granted during 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: 5.37% (6.25% in 1996) risk-free interest rate, expected option lives of 5 years (3.4 years in 1996), expected volatility of 80%, and no dividend yield.

9.  STOCKHOLDERS' EQUITY

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

      Since May 1987, the Company has periodically extended and modified both the Public Warrants and the Underwriters Options. Currently, both are due to expire on June 30, 2002. The Public Warrants are currently exercisable at $4.70 per share, and entitle the holder to acquire 1.06 shares of common stock for each warrant tendered. They are subject to redemption by the Company on thirty days written notice at a price of $.05 per warrant, if the bid price for the common stock is $11.25 or higher per share for ten consecutive business days. The Underwriters Options are exercisable at $7.50 per unit, entitling the holder to acquire one share of common stock and a warrant, exercisable at $4.70 per share, to purchase 1.06 shares of common stock. As of December 31, 1997, there were 183,579 Public Warrants outstanding.

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

      Prior to the commencement of the secondary offering, the Company implemented a 1-for-10 reverse stock split which became effective August 13, 1996, and which had the effect of reducing the number of outstanding shares of common stock prior to the commencement of the secondary offering from 21,243,676 to 2,124,406, and the number of outstanding warrants from 1,835,727 to 183,579. In this report, all per share amounts, numbers of shares, stock options and market prices of the Company's common stock for periods prior to the reverse split have been restated to give retroactive recognition to the reverse stock split.

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

10.  INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES

      In May 1995, the Company completed the acquisition of a 50% interest in Beijing Antai Communication Equipment Co., Ltd. ("ATC"), for a purchase price of $100, plus a $390,000 capital contribution to ATC. ATC, located in Beijing, Peoples Republic of China ("PRC"), was formed in October 1992 as a Joint Venture Enterprise, and is also owned 50% by Beijing Aquatic Product Inc. ATC, previously a distributor for the Company in the PRC, markets, assembles, manufactures, installs and services the Company's telecommunications products which have been developed for use in the PRC. These products include (i) used Lucent PBX equipment, and (ii) central office equipment, consisting of proprietary Chinese system software, proprietary digital and analog interfaces, and a proprietary billing system, the combination of which enables the PBX equipment to be operated as a small central office. ATC also distributes and installs local telecommunications transmission systems and home and business alarm systems, however their historical operations to date have been insignificant, and no assurances can be given that the Company or ATC will be successful in selling its products in the PRC. The acquisition costs exceeded the underlying equity in the net assets of ATC by approximately $190,000 which were being amortized on a pro rata basis over the remaining 17 year term of the joint venture. In June 1997, due principally to fiscal year 1997 operating losses at Beijing Antai Communication Equipment Co., LTD. ("ATC"), and a shift in the Company's focus to domestic business development, the Company established a full reserve against both the $77,000 balance of its investment in, and its $265,000 accounts receivable from, ATC, which aggregated a $342,000 non-cash charge against earnings.

      In June 1996, the Company and several Philippines investors formed TeleSolutions, Inc., in which the Company invested $40,000 for a 40% ownership interest. TeleSolutions was formed for the purpose of refurbishing, installing and selling telecommunications equipment in the Republic of the Philippines. In June 1997, the Company wrote off $52,000 of inventory located at TeleSolutions, Inc., and accrued $10,000 of estimated closing costs for this operation.

      The following table shows the changes in the Company's investment in unconsolidated subsidiaries during each of the years ended December 31 ($000's):

                                                              1997      1996
                                                             ------    ------

      Investment at beginning of year                        $ 117     $ 201
      Capital contribution, including other direct
       acquisition costs                                         -        40
      Equity in unconsolidated subsidiary:
        Equity in net losses                                   (34)     (113)
        Amortization of excess of cost over equity
         in net assets                                          (6)      (11)
        Write-down of investment balance                       (77)        -
                                                             ---------------
      Investment at end of year                              $   -     $ 117
                                                             ===============

11.  LEASES AND OTHER COMMITMENTS AND CONTINGENCIES

      In November 1996, the Company entered into a five year lease, commencing February 1997, for a 34,760 square foot building in East Hartford, CT. Under the terms of the lease agreement, the minimum monthly rental will be $13,759 for the first two years, $14,483 for year three, and $15,207, for years four and five. The lease agreement contains two three-year renewal options. In March 1997, the Company relocated substantially all of its Connecticut operations into this facility. Rent expense from continuing operations was $197,000 in 1997 and $191,000 in 1996. Future minimum lease payments under noncancelable operating leases at December 31, 1997 are as follows: $165,108 for 1998, $172,348 for 1999, $181,036 for 2000, $182,484 for 2001, and $30,414 for 2002,
totaling $731,390.

      Effective January 1, 1998, the Company entered into a ten year employment agreement with the Chief Executive Officer ("CEO"). The agreement provides for five years of full-time employment (the "Active Period"), and five years of limited employment (the "Limited Period") commencing January 1, 2003. During the Active Period, a minimum annual base salary will be paid as follows:
$200,000 in 1998, $250,000 in 1999, and $300,000 for 2000 to 2003. During the
Limited Period, the CEO will be paid an annual amount equal to one-third of the base salary rate in effect at the commencement of the Limited Period, as consideration for up to fifty days of active service per year. The agreement provides for an annual bonus of up to 50% of base salary during the term of the agreement, an option to purchase up to 500,000 shares of common stock at the fair market value on the date of grant, and $1,500,000 in life insurance for the benefit of the CEO's named designee.

      The agreement provides for severance pay during the term should the Company terminate the agreement without cause, or in the event of a change in control of the Company, as defined. During the Active Period, severance pay will equal three times (i) the amount of the then-current base pay, plus (ii) the average bonus paid during the three most recent years. During the Limited Period, severance pay will equal three times the total amount that would have been due for the time remaining in the Limited Period. In addition, the Company is obligated to provide supplemental retirement benefits, payable at age 65 to 80, in an amount equal to one-third of the CEO's average final three year salary, currently estimated to be $100,000 per year. To fund this retirement obligation and insurance benefit, the Company concurrently established a Supplemental Executive Retirement Plan and purchased a split dollar variable life insurance policy with a $50,000 annual 10 year premium.

12.  INCOME TAXES

      Current income tax expense attributable to income from continuing operations consisted of state tax expense of $24,000 and federal tax expense of $19,000 in 1997, and state tax expense of $19,000 in 1996. There was no deferred federal or state tax expense in either of those years.

      Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income (loss) as a result of the following (in thousands):

                                                           1997       1996
                                                          -------    ------

Computed "expected" tax expense (benefit)                 $ (634)    $  300
Increase (reduction) in income taxes resulting from:
  Amortization of goodwill                                     3          3
  State and local income taxes, net of federal income
   tax benefit                                                16         15
  Unutilized loss of foreign subsidiary                      133         43
  (Realized) unrealized benefit of operating loss
   carryforwards                                             506       (350)
  Other                                                       19          8
                                                          -----------------
                                                          $   43     $   19
                                                          =================

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows (in thousands):

                                                                     1997        1996
                                                                   --------    --------

Deferred tax assets
  Accounts receivable, principally due to allowance for
   doubtful accounts                                               $    125    $    100
Inventories, principally due to additional costs inventoried
 for tax purposes pursuant to the Tax Reform Act of 1986                139         142
Net operating loss and capital loss carryforwards                     1,133         855
Other                                                                     8         130
                                                                   --------------------
  Total gross deferred tax assets                                     1,405       1,227
  Less valuation allowance                                           (1,405)     (1,227)
                                                                   --------------------
  Net deferred tax assets                                          $      -    $      -
                                                                   ====================
Deferred tax liabilities                                           $      -    $      -
                                                                   ====================

      The valuation allowance is considered necessary due to the Company's past history of operating losses. Accordingly, net deferred tax assets have been reduced to the amount which management believes is more likely than not to be realized.

      The Company has net operating loss carryforwards for federal income tax purposes of approximately $3,229,000. No federal income tax provision has been made in the accompanying financial statements, except for alternative minimum taxes paid in 1997, because of the presence of net operating loss carryforwards. These carryforwards expire on various dates through 2012.

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

      4.3     Form of Warrant Agreement.

      4.4     Form of Unit Certificate.

      Registrant hereby incorporates by reference the following exhibits filed with the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996:

      10.1 Agreement of Lease By and between Tolland Enterprises and Farmstead Telephone Group, Inc., dated November 5, 1996.

      Registrant hereby incorporates by reference the following exhibits filed with the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997:

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

      10.2 Third Amended and Restated Revolving Promissory Note, dated June 6, 1997, in the amount of $3,500,000.

      10.3 Agreement for Wholesale Financing, dated June 6, 1997, and related letter agreement dated June 3, 1997.

      The following exhibits are filed herewith:

      10.1 Purchase and Sale Agreement, dated December 1, 1997 by and among Farmstead Telephone Group, Inc., FTG Venture Corporation, FAMS, LLC and Farmstead Asset Management Services, LLC.

      10.2 Letter agreement dated December 1, 1997 by and among Farmstead Telephone Group, Inc., FTG Venture Corporation, FAMS, LLC and Farmstead Asset Management Services, LLC, amending the Purchase and Sale Agreement.

      10.3 FAMS, LLC Promissory Note, dated December 1, 1997 in the principal amount of $360,000.

      10.4 Letter agreement dated as of December 1, 1997 by and among Farmstead Telephone Group, Inc. (the "Borrower"), Farmstead Asset Management Services, LLC (the "Guarantor") and First Union National Bank (successor-in-interest to Affiliated Business Credit Corporation), amending the Commercial Revolving Loan and Security Agreement dated June 5, 1995, and as amended May 30, 1997.

      10.5 Employment Agreement dated as of January 1, 1998 between Farmstead Telephone Group, Inc. and George J. Taylor, Jr.

      10.6    Supplemental Executive Retirement Plan, effective as of January
              1, 1998

      21.     Subsidiaries of Small Business Issuer