Form 10QSB
period 1998-03-31
FARMSTEAD TELEPHONE GROUP INC
filed 1998-05-12
CIK 804331

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                  Form 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 1998

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 30, 1998, there were 3,264,579 shares of the issuer's $.001 par value Common Stock outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]


===============================================================================


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        FARMSTEAD TELEPHONE GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                     March 31,      December 31,
(In thousands, except number of shares)                                1998             1997
------------------------------------------------------------------------------------------------
                                                                    (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                          $  1,176         $  1,102
  Accounts receivable, less allowance for doubtful accounts             4,787            5,077
  Inventories                                                           3,354            2,583
  Net assets of discontinued operations (Note 3)                          486              560
  Other current assets                                                    274              181
                                                                     -------------------------
      Total current assets                                             10,077            9,503
Property and equipment, net                                               926              935
Other assets                                                              345              391
                                                                     -------------------------
      Total assets                                                   $ 11,348         $ 10,829
                                                                     =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $  2,199         $  1,560
  Borrowings under inventory financing agreement (Note 2)                 689              889
  Current portion of long-term debt                                        70               69
  Accrued compensation and benefits                                       415              480
  Other current liabilities                                               122               65
                                                                     -------------------------
      Total current liabilities                                         3,495            3,063
Long-term debt (Note 2)                                                 2,273            1,997
                                                                     -------------------------
      Total liabilities                                                 5,768            5,060
                                                                     -------------------------
Stockholders' equity:
  Preferred stock, $.001 par value; 2,000,000 shares authorized;
   no shares issued or outstanding                                         --               --
  Common stock, $0.001 par value; 30,000,000 shares authorized;
   3,264,579 shares issued and outstanding                                  3                3
  Additional paid-in capital                                           12,200           12,196
  Accumulated deficit                                                  (6,623)          (6,430)
                                                                     -------------------------
      Total stockholders' equity                                        5,580            5,769
                                                                     -------------------------
      Total liabilities and stockholders' equity                     $ 11,348         $ 10,829
                                                                     =========================


See accompanying notes to consolidated financial statements.


                        FARMSTEAD TELEPHONE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   Three Months Ended March 31, 1998 and 1997


(In thousands, except per share amounts)                    1998       1997
-----------------------------------------------------------------------------

Revenues                                                   $ 5,620    $ 4,455
Cost of revenues                                             4,259      3,396
                                                           ------------------
Gross profit                                                 1,361      1,059
Selling, general and administrative expenses                 1,355      1,149
                                                           ------------------
Operating income (loss)                                          6        (90)
Interest expense                                                61         39
Equity in losses of unconsolidated subsidiaries                 --         33
Other income                                                   (31)       (36)
                                                           ------------------
Loss from continuing operations before income taxes            (24)      (126)
Provision for income taxes                                      11          5
                                                           ------------------
Loss from continuing operations                                (35)      (131)
                                                           ------------------
Discontinued operations (Note 3):
  Loss from operations                                         (83)      (249)
  Provision for estimated costs of disposal                    (75)        --
                                                           ------------------
Loss from discontinued operations                             (158)      (249)
                                                           ------------------
Net loss                                                   $  (193)   $  (380)
                                                           ==================

Basic net loss per common share:
  From continuing operations                               $  (.01)   $  (.04)
  From discontinued operations                                (.05)      (.08)
                                                           ------------------
Basic net loss per common share                            $  (.06)   $  (.12)
                                                           ==================

Diluted net loss per common share:
  From continuing operations                               $  (.01)   $  (.04)
  From discontinued operations                                (.05)      (.08)
                                                           ------------------
Diluted net loss per common share                          $  (.06)   $  (.12)
                                                           ==================

Basic and diluted weighted average common shares             3,263      3,262
                                                           ==================


See accompanying notes to consolidated financial statements.


                        FARMSTEAD TELEPHONE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                   Three Months Ended March 31, 1998 and 1997


(In thousands)                                                              1998        1997
----------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                                $  (193)    $  (380)
  Adjustments to reconcile net loss to net cash flows provided by
   (used in) operating activities:
    Depreciation and amortization                                              72          43
    Provision for estimated costs of disposal of discontinued
     operation                                                                 75          --
    Equity in undistributed losses of unconsolidated subsidiaries              --          33
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                                         290         192
      (Increase) decrease in inventories                                     (771)        278
      (Increase) decrease in other assets                                     (48)         20
      Increase (decrease) in accounts payable, accrued expenses
       and other current liabilities                                          631        (351)
      Increase in net assets of discontinued operations                        (1)        (34)
                                                                          -------------------
        Net cash provided by (used in) operating activities                    55        (199)
                                                                          -------------------
Cash flows from investing activities:
  Purchases of property and equipment                                         (62)       (584)
  Redemptions of coupons                                                       --          25
                                                                          -------------------
        Net cash used in investing activities                                 (62)       (559)
                                                                          -------------------
Cash flows from financing activities:
  Bank and inventory finance borrowings                                        95          --
  Repayments of bank borrowings                                                --        (533)
  Repayments of capital lease obligation                                      (18)         --
  Proceeds from exercise of stock options                                       4          --
                                                                          -------------------
        Net cash provided by (used in) financing activities                    81        (533)
                                                                          -------------------
Net increase (decrease) in cash and cash equivalents                           74      (1,291)
Cash and cash equivalents at beginning of period                            1,102       3,161
                                                                          -------------------
Cash and cash equivalents at end of period                                $ 1,176     $ 1,870
                                                                          ===================

Supplemental disclosure of cash flow information: Cash paid during the period for:
  Interest                                                                $    62     $    39
  Income taxes                                                                  6          15


See accompanying notes to consolidated financial statements.


                        FARMSTEAD TELEPHONE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1. Basis of Presentation

      The interim financial statements are presented on a consolidated basis, consisting of the accounts of Farmstead Telephone Group, Inc. and its majority-owned subsidiaries (the "Company"). The interim financial statements presented herein are unaudited, however in the opinion of management reflect all adjustments, consisting of adjustments that are of a normal recurring nature, which are necessary for a fair statement of results for the interim periods presented. As further described in Note 3 contained herein, the Company has presented its voice processing products business as a discontinued operation, and certain amounts previously reported for accompanying prior year periods have been restated for comparison purposes. This Form 10-QSB should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.


Note 2. Debt Obligations

      Inventory Financing Agreement
      -----------------------------

      On April 30, 1998 the original one year term of the Company's $2 million inventory finance agreement with Finova Capital Corporation expired. This agreement is, however, being continued on a demand basis, and all other terms and conditions remain the same as the original agreement.

      Long-term Debt
      --------------

      As of March 31, 1998, long-term debt obligations consisted of the following (in thousands):


            Bank revolving credit agreement           $ 1,992
            Obligation under capital lease                351
                                                      -------
                                                        2,343
            Less current portion                          (70)
                                                      -------
            Long-term debt                            $ 2,273
                                                      =======

      As of March 31, 1998, the unused portion of the Company's revolving credit facility was $1,508,000, of which approximately $561,000 was available under the borrowing formula. The average and highest amounts borrowed under this credit facility during the three months ended March 31, 1998 were approximately $2,023,000 and $2,483,000, respectively. Borrowings are dependent upon the continuing generation of collateral, subject to the credit limit. The weighted average interest rate on this outstanding debt was 9.9 % for the three months ended March 31, 1998. As of March 31, 1998, the Company was in violation of its debt service coverage financial covenant, principally as a result of the net loss for the period. On May 6, 1998 the Company received a waiver of this violation from the bank.


Note 3.  Discontinued Operations

      In December 1997, the Company began actively pursuing divesting itself of its Cobotyx voice processing products business. Assets expected to be sold during 1998 include inventories, fixed assets, and certain other current assets which, as of March 31, 1998 aggregated approximately $486,000, plus all related technologies developed by the Company, tradenames, and other contract rights. For the three months ended March 31, 1998 and 1997, voice processing product revenues approximated $196,000 and $414,000, respectively. The Company recorded a $158,000 loss for the three months ended March 31, 1998 related to its voice processing products business, consisting of an $83,000 operating loss and a $75,000 charge to accrue estimated costs of discontinuing the business.

      The $249,000 loss from discontinued operations for the three months ended March 31, 1997 consisted of a $92,000 loss from the voice processing products business, and a $157,000 loss from the operations of Farmstead Asset Management Services, LLC which was sold in December 1997.

      The operations of the Cobotyx business unit through its expected second or third quarter 1998 disposal date are not expected to have a material impact on the Company's future operating results, and the Company expects to sell assets at approximately book value. The Company has restated prior year information contained in the consolidated financial statements and notes thereto as a result of the discontinued operations presentation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Loss

      The Company recorded a net loss of $193,000 for the three months ended March 31, 1998, consisting of a $35,000 loss from continuing operations, and a $158,000 loss from discontinued operations. This compares to a net loss of $380,000 for the three months ended March 31, 1997, consisting of a $131,000 loss from continuing operations, and a $249,000 loss from discontinued operations.

      The loss from discontinued operations in the 1998 period consisted of an $83,000 operating loss from the voice processing products business, due to declining revenues, and a $75,000 charge to accrue estimated costs of discontinuing the business. The $249,000 loss from discontinued operations for the three months ended March 31, 1997 consisted of a $92,000 loss from the voice processing products business, and a $157,000 loss from the operations of Farmstead Asset Management Services, LLC which was sold in December 1997.

      In December 1997, the Company began actively pursuing divesting itself of its Cobotyx voice processing products business. Assets expected to be sold during 1998 include inventories, fixed assets, and certain other current assets which, as of March 31, 1998 aggregated approximately $486,000, plus all related technologies developed by the Company, tradenames, and other contract rights. For the three months ended March 31, 1998 and 1997, voice processing product revenues approximated $196,000 and $414,000, respectively.

      The operations of the Cobotyx business unit through its expected second or third quarter 1998 disposal date are not expected to have a material impact on the Company's future operating results, and the Company expects to sell assets at approximately book value.

Discussion of the Results of Continuing Operations

Revenues

      Revenues from continuing operations for the three months ended March 31, 1998 were $5,620,000, an increase of $1,165,000 or 26% from the comparable 1997 period. The increase was attributable to a 33% increase in end user parts and system sales, principally as a result of expanded sales territories in connection with the Company's appointment by Lucent technologies as an Authorized Refurbisher of Classic LucentTM business telephone equipment. The revenue increase was partially offset by a 32% decline in service revenues. Parts and system sales comprised 94% of consolidated revenues from continuing operations for the three months ended March 31, 1998 (90% in the comparable 1997 period), while service revenues accounted for 6% of consolidated revenues from continuing operations in 1998 (10% in 1997).

Gross Profit

      The gross profit from continuing operations for the three months ended March 31, 1998 was $1,361,000, an increase of $302,000 or 29% from the comparable 1997 period. The gross profit margin was 24% of revenues in both the 1998 and 1997 periods. Increased sales of new equipment to the Company's associated dealers had the effect of lowering gross profit margins on parts and systems sales, however the overall 24% gross profit margin was maintained as a result of lower labor and other overhead costs per revenue dollar.

Selling, General & Administrative Expenses ("SG&A")

      SG&A expenses for the three months ended March 31, 1998 were $1,355,000, an increase of $206,000 or 18% over the comparable 1997 period. SG&A expenses were 24% of revenues for the three months ended March 31, 1998, compared to 26% for the comparable 1997 period. The increase in SG&A during the current year period was principally attributable to (i) higher levels of employment and associated employee costs, as the Company increased its sales, marketing, customer and technical support resources and expanded its sales territories, and (ii) higher facility rental and occupancy costs, including increased depreciation expense from fixed assets purchased in connection with the Company's March 1997 relocation to a larger headquarters in East Hartford, Connecticut.

Interest Expense

      Interest expense for the three months ended March 31, 1998 was $61,000, an increase of $22,000 or 56% over the comparable 1997 period. The increase was attributable to higher average bank borrowings, and interest payments under a capital lease entered into in May, 1997. The increase in interest expense was partially offset by a lower effective interest rate on the Company's bank borrowings, which was 9.9% in the current year as compared to 10.5% in 1997. The effective interest rate on the Company's capital lease obligation was 13.3%.

Other Income

      Other income for the three months ended March 31, 1998 was $31,000, as compared to $36,000 for the three months ended March 31, 1997. Other income in each period consisted principally of interest earned on the Company's investments.

Liquidity and Capital Resources

      Working capital at March 31, 1998 was $6,582,000 a 2% increase from $6,440,000 at December 31, 1997. The working capital ratio at each date was approximately 3 to 1.

      Operating activities generated $55,000 during the three months ended March 31, 1998 principally due to a reduction in accounts receivable and an increase in accounts payable.

      Investing activities used $62,000 during the three months ended March 31, 1998 from the purchase of telecommunications and computer equipment as the Company expanded and upgraded certain of its fixed assets.

      Financing activities generated $81,000 during the three months ended March 31, 1998, principally from advances under its revolving loan agreement with First Union National Bank. As of March 31, 1998, the unused portion of the credit facility was $1,508,000, of which approximately $561,000 was available under the borrowing formula. The average and highest amounts borrowed under this credit facility during the three months ended March 31, 1998 were approximately $2,023,000 and $2,483,000, respectively. Borrowings are dependent upon the continuing generation of collateral, subject to the credit limit. The weighted average interest rate on this outstanding debt was 9.9 % for the three months ended March 31, 1998. As of March 31, 1998, the Company was in violation of its debt service coverage financial covenant, principally as a result of the net loss for the period. On May 6, 1998 the Company received a waiver of this violation from the bank.

      On April 30, 1998 the original one year term of the Company's $2 million inventory finance agreement with Finova Capital Corporation expired. This agreement is, however, being continued on a demand basis, and all other terms and conditions remain the same as the original agreement.

      The Company believes that it has sufficient capital resources, in the form of cash and availability under its credit facilities, to satisfy its present working capital requirements. The Company does not currently have any material commitments for capital expenditures.

Forward Looking Statements

      The Company's prospects are subject to certain uncertainties and risks. The discussions set forth in this Form 10-QSB contain certain statements which are not historical facts and are considered forward-looking statements within the meaning of the Federal Securities laws. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, general economic conditions and growth in the telecommunications industry, competitive factors and pricing pressures, changes in product mix, product demand, risk of dependence on third party suppliers, and other risk factors detailed in this report, described from time to time in the Company's other Securities and Exchange Commission filings, or discussed in the Company's press releases. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Company. All forward-looking statements included in this document are based upon information available to the Company on the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.


                           PART II. OTHER INFORMATION


Item 3. Defaults Upon Senior Securities:

      The Company hereby incorporates by reference the information set forth in
Note 3 of the consolidated financial statements contained in Part I, Item 1 of this Form 10-QSB and the discussion contained in Part I, Item 2 of this Form 10-QSB regarding the default under the loan agreement with First Union.

Item 6. Exhibits and Reports on Form 8-K:

        (a)  Exhibits:

              3c   By-laws, as amended April 30, 1998

             27.   Financial Data Schedule

        (b)  Reports on Form 8-K:

             No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1998.



                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FARMSTEAD TELEPHONE GROUP, INC.


Dated: May 7, 1998                      /s/ ROBERT G. LAVIGNE
                                        ---------------------------------------
                                            Robert G. LaVigne
                                            Executive Vice President,
                                             Chief Financial Officer