Form 10QSB
period 1998-06-30
FARMSTEAD TELEPHONE GROUP INC
filed 1998-08-12
CIK 804331

==============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 __________

                                 Form 10-QSB

           [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended June 30, 1998

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

As of July 31, 1998, there were 3,264,579 shares of the issuer's $.001 par value Common Stock outstanding.

Transitional Small Business Disclosure Format:    Yes  [  ]   No [X]

==============================================================================


                       PART I - FINANCIAL INFORMATION

                       FARMSTEAD TELEPHONE GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS



                                                                  June 30,   December 31,
(In thousands, except number of shares)                             1998         1997
-----------------------------------------------------------------------------------------
                                                                (Unaudited)
                                   ASSETS
Current assets:
  Cash and cash equivalents                                       $ 1,052       $ 1,102
  Accounts receivable, less allowance for doubtful accounts         5,292         5,077
  Inventories                                                       5,352         2,583
  Net assets of discontinued operations (Note 3)                      494           560
  Other current assets                                                258           181
                                                                  ---------------------
    Total current assets                                           12,448         9,503
Property and equipment, net                                           879           935
Other assets                                                          319           391
                                                                  ---------------------
    Total assets                                                  $13,646       $10,829
                                                                  =====================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $ 3,094       $ 1,560
  Bank borrowings (Note 2)                                          1,760             -
  Borrowings under inventory financing agreement (Note 2)           2,113           889
  Current portion of long-term debt                                    74            69
  Accrued compensation and benefits                                   415           480
  Other current liabilities                                           151            65
                                                                  ---------------------
    Total current liabilities                                       7,607         3,063
  Long-term debt (Note 2)                                             261         1,997
                                                                  ---------------------
    Total liabilities                                               7,868         5,060
                                                                  ---------------------
Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares authorized;
   no shares issued and outstanding                                     -             -
  Common stock, $0.001 par value; 30,000,000 shares authorized;
   3,264,579 and 3,262,329 shares issued and outstanding
   at June 30, 1998 and December 31, 1997, respectively                 3             3
  Additional paid-in capital                                       12,200        12,196
  Accumulated deficit                                              (6,425)       (6,430)
                                                                  ---------------------
    Total stockholders' equity                                      5,778         5,769
                                                                  ---------------------
    Total liabilities and stockholders' equity                    $13,646       $10,829
                                                                  =====================


        See accompanying notes to consolidated financial statements.


                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                  Three Months Ended June 30, 1998 and 1997


(In thousands, except per share amounts)                        1998       1997
--------------------------------------------------------------------------------

Revenues                                                       $7,133    $ 5,446
Cost of revenues                                                5,311      4,131
                                                               -----------------
Gross profit                                                    1,822      1,315
Selling, general and administrative expenses                    1,524      1,329
                                                               -----------------
Operating income (loss)                                           298        (14)
Interest expense                                                  (51)       (52)
Equity in losses of unconsolidated subsidiaries                     -         (7)
Write-down of investments in unconsolidated subsidiaries            -       (404)
Other income                                                       30         18
                                                               -----------------
Income (loss) from continuing operations before income taxes      277       (459)
Provision for income taxes                                         10          6
                                                               -----------------
Income (loss) from continuing operations                          267       (465)
                                                               -----------------
Discontinued operations (Note 3):
  Loss from operations                                            (69)      (370)
  Provision for estimated costs of disposal                         -          -
                                                               -----------------
Loss from discontinued operations                                 (69)      (370)
                                                               =================
Net income (loss)                                              $  198    $  (835)
                                                               =================

Basic net income (loss) per common share:
  From continuing operations                                   $  .08    $  (.14)
  From discontinued operations                                   (.02)      (.11)
                                                               -----------------
Basic net income (loss) per common share                       $  .06    $  (.25)
                                                               =================

Diluted net income (loss) per common share:
  From continuing operations                                   $  .07    $  (.14)
  From discontinued operations                                   (.02)      (.12)
                                                               -----------------
Diluted net income (loss) per common share                     $  .05    $  (.26)
                                                               =================

Weighted average common shares outstanding:
  Basic                                                         3,265      3,262
                                                               =================
  Diluted                                                       3,629      3,262
                                                               =================


        See accompanying notes to consolidated financial statements.


                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                   Six Months Ended June 30, 1998 and 1997


(In thousands, except per share amounts)                        1998       1997
---------------------------------------------------------------------------------

Revenues                                                       $12,753    $ 9,901
Cost of revenues                                                 9,570      7,527
                                                               ------------------
Gross profit                                                     3,183      2,374
Selling, general and administrative expenses                     2,879      2,478
                                                               ------------------
Operating income (loss)                                            304       (104)
Interest expense                                                  (112)       (91)
Equity in losses of unconsolidated subsidiaries                      -        (40)
Write-down of investments in unconsolidated subsidiaries             -       (404)
Other income                                                        61         54
                                                               ------------------
Income (loss) from continuing operations before income taxes       253       (585)
Provision for income taxes                                          21         11
                                                               ------------------
Income (loss) from continuing operations                           232       (596)
                                                               ------------------
Discontinued operations (Note 3):
  Loss from operations                                            (152)      (619)
  Provision for estimated costs of disposal                        (75)         -
                                                               ------------------
Loss from discontinued operations                                 (227)      (619)
                                                               ------------------
Net income (loss)                                              $     5    $(1,215)
                                                               ==================

Basic net income (loss) per common share:
  From continuing operations                                   $   .07    $  (.18)
  From discontinued operations                                    (.07)      (.19)
                                                               ------------------
Basic net income (loss) per common share                       $     -    $  (.37)
                                                               ==================

Diluted net income (loss) per common share:
  From continuing operations                                   $   .06    $  (.18)
  From discontinued operations                                    (.06)      (.19)
                                                               ------------------
Diluted net income (loss) per common share                     $     -    $  (.37)
                                                               ==================

Weighted average common shares outstanding:
  Basic                                                          3,264      3,262
                                                               ==================
  Diluted                                                        3,781      3,262
                                                               ==================


        See accompanying notes to consolidated financial statements.


                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                   Six Months Ended June 30, 1998 and 1997


(In thousands)                                                       1998         1997
---------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                  $     5    $(1,215)
  Adjustments to reconcile net loss to net cash flows
   used in operating activities:
    Depreciation and amortization                                        150         72
    Provision for estimated costs of disposal
     of discontinued operation                                            75          -
    Equity in undistributed losses of unconsolidated subsidiaries          -         40
    Write-down of investments in unconsolidated subsidiaries               -        404
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                   (215)      (898)
      Increase in inventories                                         (2,769)      (311)
      (Increase) decrease in other assets                                 (7)        80
      Increase in accounts payable, accrued expenses and
       other current liabilities                                       1,480         37
      (Increase) decrease in net assets of discontinued operations        66        (27)
                                                                     ------------------
    Net cash used in operating activities                             (1,215)    (1,818)
                                                                     ------------------
Cash flows from investing activities:
  Purchases of property and equipment                                    (92)      (242)
  Redemptions of coupons                                                   -         75
                                                                     ------------------
    Net cash used in investing activities                                (92)      (167)
                                                                     ------------------
Cash flows from financing activities:
  Proceeds from bank and inventory finance borrowings                  1,287        360
  Repayments of capital lease obligation                                 (34)       (15)
  Proceeds from exercise of stock options                                  4          -
                                                                     ------------------
    Net cash provided by financing activities                          1,257        345
Net decrease in cash and cash equivalents                                (50)    (1,640)
Cash and cash equivalents at beginning of period                       1,102      3,161
                                                                     ------------------
Cash and cash equivalents at end of period                           $ 1,052    $ 1,521
                                                                     ==================

Supplemental schedule of non-cash financing
 and investing activities:
  Purchase of equipment under capital lease obligation               $     -    $   419

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                             112         94
    Income taxes                                                          14         25


        See accompanying notes to consolidated financial statements.


                       FARMSTEAD TELEPHONE GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

      The interim financial statements are presented on a consolidated basis, consisting of the accounts of Farmstead Telephone Group, Inc. and its wholly-owned subsidiary, FTG Venture Corporation (the "Company"). The interim financial statements presented herein are unaudited, however in the opinion of management reflect all adjustments, consisting of adjustments that are of a normal recurring nature, which are necessary for a fair statement of results for the interim periods presented. As further described in Note 3 contained herein, the Company has presented its voice processing products business as a discontinued operation, and certain amounts previously reported for accompanying prior year periods have been
restated for comparison purposes.   This Form 10-QSB should be read in
conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

2.  DEBT OBLIGATIONS

      Inventory Financing Agreement

      On April 30, 1998 the original one year term of the Company's $2 million inventory finance agreement with Finova Capital Corporation ("Finova") expired, however it is being continued on a discretionary basis. In May 1998, this credit line was temporarily increased to $3,500,000 until August 30, 1998. All other lending terms and conditions remain the same as in the original agreement.

      Bank Borrowings

      As of June 30, 1998, the unused portion of the Company's revolving credit facility was $1,740,000, of which approximately $1,400,000 was available under the borrowing formula. The average amounts borrowed under this credit facility during the three and six months ended June 30, 1998 were approximately $1,685,000 and $1,853,000, respectively. Borrowings are dependent upon the continuing generation of collateral, subject to the credit limit. The weighted average interest rate on the outstanding borrowings was 9.6% for the six months ended June 30, 1998. As of June 30, 1998, the Company was in compliance with its loan covenants.

      Long-term Debt

      Long-term debt obligations consisted of the following (in thousands):


                                                     6/30/98    12/31/97
                                                     -------------------
             Bank revolving credit agreement (a)      $  -       $1,697
             Obligation under capital lease            335          369
                                                      -----------------
                                                       335        2,066
             Less current portion                      (74)         (69)
                                                      -----------------
             Long-term debt                           $261       $1,997
                                                      =================


      (a)  Reclassified as a current liability effective May 31, 1998.

3.  DISCONTINUED OPERATIONS

      In December 1997, the Company began actively pursuing divesting itself of its Cobotyx voice processing products business. The Company has not yet located a buyer for the business, however assets offered for sale include inventories, fixed assets, and certain other current assets which, as of June 30, 1998 aggregated approximately $494,000, plus all related technologies developed by the Company, tradenames, and other contract rights. For the three months ended June 30, 1998 and 1997, voice processing product revenues approximated $155,000 and $396,000, respectively. For the six months ended June 30, 1998 and 1997, voice processing product revenues approximated $351,000 and $810,000, respectively. The voice processing products business incurred a $69,000 operating loss for the three months ended June 30, 1998. This business incurred a $227,000 loss for the six months ended June 30, 1998, consisting of a $152,000 operating loss and a $75,000 charge to accrue estimated costs of discontinuing the business.

      The $370,000 loss from discontinued operations for the three months ended June 30, 1997 consisted of a $125,000 loss from the voice processing products business, and a $245,000 loss from the operations of Farmstead Asset Management Services, LLC ("FAMS") which was sold in December 1997.
The $619,000 loss from discontinued operations for the six months ended June 30, 1997 consisted of a $217,000 loss from the voice processing products business, and a $402,000 loss from the operations of FAMS.

      During the six months ended June 30, 1998, the Company significantly reduced the operating expenses of the Cobotyx Division such that future operations of this business should not materially impact the Company's operating results.

      The Company has restated prior year information contained in the consolidated financial statements and notes thereto as a result of the discontinued operations presentation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Income (Loss)

      The Company recorded net income of $198,000 for the three months ended June 30, 1998, consisting of income from continuing telephone equipment operations of $267,000, and a $69,000 loss from discontinued voice processing equipment operations. This compares to a net loss of $835,000 for the three months ended March 31, 1997, consisting of a $465,000 loss from continuing operations, and a $370,000 loss from discontinued operations. The $370,000 loss from discontinued operations for the three months ended June 30, 1997 consisted of a $125,000 loss from the voice processing products business, and a $245,000 loss from the operations of Farmstead Asset Management Services, LLC ("FAMS") which was sold in December 1997.

      The Company recorded net income of $5,000 for the six months ended June 30, 1998, consisting of income from continuing telephone equipment operations of $232,000, and a $227,000 loss from discontinued voice processing equipment operations. This compares to a net loss of $1,215,000 for the six months ended June 30, 1997, consisting of a $596,000 loss from continuing operations, and a $619,000 loss from discontinued operations.
The $619,000 loss from discontinued operations for the six months ended June 30, 1997 consisted of a $217,000 loss from the voice processing products business, and a $402,000 loss from the operations of FAMS.

      In December 1997, the Company began actively pursuing divesting itself of its Cobotyx voice processing products business. The Company has not yet located a buyer for the business, however assets offered for sale include inventories, fixed assets, and certain other current assets which, as of June 30, 1998 aggregated approximately $494,000, plus all related technologies developed by the Company, tradenames, and other contract
rights.   During the six months ended June 30, 1998, the Company
significantly reduced the operating expenses of the Cobotyx Division such that future operations of this business should not materially impact the Company's operating results.

Discussion of the Results of Continuing Operations

Revenues

      Revenues from continuing operations for the three months ended June
30, 1998 were approximately $7,133,000, an increase of $1,687,000 or 31%
from the comparable 1997 period.   The increase was attributable to a 25%
increase in end user parts and system sales, principally as a result of expanded sales territories, and in part in connection with the Company's appointment by Lucent technologies as an Authorized Refurbisher of Classic Lucent(TM) business telephone equipment. The revenue increase was partially offset by a 24% decline in service revenues. Parts and system sales comprised 97% of revenues from continuing operations for the three months ended June 30, 1998 (95% in the comparable 1997 period), while service revenues accounted for 3% of revenues from continuing operations in 1998 (5% in 1997).

      Revenues from continuing operations for the six months ended June 30, 1998 were approximately $12,753,000, an increase of $2,852,000 or 29% from
the comparable 1997 period.   The increase was attributable to a 28%
increase in end user parts and system sales, principally as a result of expanded sales territories, and in part in connection with the Company's appointment by Lucent technologies as an Authorized Refurbisher of Classic LucentTM business telephone equipment. The revenue increase was partially offset by a 29% decline in service revenues. Parts and system sales comprised 96% of revenues from continuing operations for the six months ended June 30, 1998 (93% in the comparable 1997 period), while service revenues accounted for 4% of revenues from continuing operations in 1998 (7% in 1997).

Gross Profit

      The gross profit from continuing operations for the three months ended June 30, 1998 was $1,822,000, an increase of $507,000 or 38% from the comparable 1997 period.  The gross profit margin was 25% of revenues in the
1998 period as compared to 24% in the 1997 period.   The one percentage
point increase in gross profit margin was due to the combined effect of higher end user sales margins and lower labor and other overhead costs per revenue dollar, offset by increased dealer sales at lower than average margins.

      The gross profit from continuing operations for the six months ended June 30, 1998 was $3,183,000, an increase of $809,000 or 34% from the comparable 1997 period. The gross profit margin was 24% of revenues in the 1998 period as compared to 23% of revenues in the 1997 period. The one percentage point increase in gross profit margin was due to the combined effect of higher end user sales margins and lower labor and other overhead costs per revenue dollar, offset by increased dealer sales at lower than average margins.

Selling, General & Administrative  ("SG&A") Expenses

      SG&A expenses for the three months ended June 30, 1998 were $1,524,000, an increase of $195,000 or 14% over the comparable 1997 period. SG&A expenses were 21% of revenues for the three months ended June 30, 1998, compared to 24% of revenures for the comparable 1997 period. SG&A expenses for the six months ended June 30, 1998 were $2,879,000, an increase of $401,000 or 16% over the comparable 1997 period. SG&A expenses were 22% of revenues for the six months ended June 30, 1998, compared to 25% of revenues for the comparable 1997 period.

      The increase in SG&A during each of the current year periods was principally attributable to (i) higher levels of employment and associated employee costs, as the Company increased its sales, marketing, customer and technical support resources and expanded its sales territories, and (ii) higher facility rental and occupancy costs, including increased depreciation expense from fixed assets purchased in connection with the Company's March 1997 relocation to a larger headquarters in East Hartford, Connecticut.

Interest Expense

      Interest expense for the three months ended June 30, 1998 was $51,000, as compared to $52,000 in the comparable 1997 period. Interest expense for the six months ended June 30, 1998 was $112,000, as compared to $91,000 in the comparable 1997 period. The increase in the current six month period was attributable to higher average debt levels.

Other Income

      Other income for the three months ended June 30, 1998 was $30,000, as compared to $18,000 in the comparable 1997 period. Other income for the six months ended June 30, 1998 was $61,000, as compared to $54,000 in the
comparable prior year period.   Other income in each period consisted
principally of interest earned on the Company's investments.

Liquidity and Capital Resources

      Working capital at June 30, 1998 was $4,841,000 a 25% decrease from $6,440,000 at December 31, 1997. The working capital ratio at June 30, 1998 was 1.6 to 1 as compared to 3.1 to 1 at December 31, 1997. The $1,599,000 decrease in working capital was primarily attributable to a reclassification to current liabilities of the Company's outstanding bank borrowings under a two year agreement which expires May 1999. Outstanding bank borrowings were $1,760,000 at June 30, 1998.

      Operating activities used $1,215,000 during the six months ended June 30, 1998 principally due to an increase in inventories of approximately $2,769,000. The increase in inventories resulted from (i) the replenishment of an unusually low inventory level at December 31, 1997 which resulted from strong year end sales activities and (ii) the Company's decision to maintain higher levels of inventories in support of current and projected higher end user and dealer sales volumes.

      Investing activities used $92,000 during the six months ended June 30, 1998 from the purchase of telecommunications and computer equipment as the Company expanded and upgraded certain of its fixed assets.

      Financing activities generated $1,257,000 during the six months ended June 30, 1998, principally from advances under a revolving loan agreement with First Union National Bank ("FUNB") and from borrowings under an inventory finance agreement with Finova. As of June 30, 1998, the unused portion of the FUNB revolving credit facility was $1,740,000, of which approximately $1,400,000 was available under the borrowing formula. The average amounts borrowed under this credit facility during the three and six months ended June 30, 1998 were approximately $1,685,000 and $1,853,000, respectively. Borrowings are dependent upon the continuing generation of collateral, subject to the credit limit. The weighted average interest rate on the outstanding borrowings was 9.6% for the six months ended June 30, 1998. As of June 30, 1998, the Company was in compliance with its loan covenants.

      On April 30, 1998 the original one year term of the Company's $2 million inventory finance agreement with Finova expired, however the agreement is being continued on a discretionary basis. In May 1998, this credit line was temporarily increased to $3,500,000 until August 30, 1998. All other lending terms and conditions remain the same as in the original agreement.

      The Company is currently soliciting the written consent of the holders of its Public Warrants, Class A and Class B Warrants (collectively the "Warrants") in a unified proposal to (a) reduce the present exercise price of the Warrants to $2.00, (b) reduce the Target Price (as defined in the Warrant Agreements) of the Warrants to $2.90, (c) establish the minimum period by which the Company must notify holders of the Warrants of future modifications to the Warrant Agreements at 20 calendar days, and (d) provide for proportional increases and decreases in the Target Price of the Warrants upon future changes (if any) in the exercise price of the Warrants without the need of the Company to seek additional approval from the Warrant holders. The primary purpose of the proposed amendments to the Warrants is to raise capital in the near term for general working capital purposes, by increasing the likelihood that, due to the proposed reductions in the exercise prices and Target Prices, the warrants may be exercised sooner than as currently contemplated under their present exercise and Target Prices.
As of June 30, 1998 there were 183,579 Public Warrants, 1,137,923 Class A Warrants and 1,137,923 Class B Warrants outstanding. The effective date of the proposed amendments is expected to be September 3, 1998, but only for those classes of Warrants which receive affirmative written consents from the holders of at least 51% of said class of Warrants on or before September 3, 1998.

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

                         PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of security Holders

      The proposals voted upon at the Company's Annual Meeting of Stockholders, held June 18, 1998, along with the voting results, were as follows:

      (1) Election of Directors:  All nominees were elected.   The results
of balloting were as follows:


            Nominee            Votes For    Votes Withheld
            ----------------------------------------------

      George J. Taylor, Jr.    2,695,637        212,852
      Robert G. LaVigne        2,695,037        213,452
      Harold L. Hansen         2,694,037        214,452
      Hugh M. Taylor           2,695,437        213,052
      Joseph J. Kelley         2,693,237        215,252


      (2) Ratification of the Appointment of Deloitte & Touche LLP as Independent Auditors of the Company for the Year Ending December 31, 1998:
The proposal was approved with 2,833,233 votes for, 48,109 votes against, 27,147 abstentions and no broker non-votes.

      (3) Approval of the Company's Amended and Restated 1992 Stock Option
Plan: The proposal was approved with 2,511,849 votes for, 355,408 votes against, 41,232 abstentions and no broker non-votes.

Item 5.  Other Information:

      The Securities and Exchange Commission (the "SEC") recently amended its proxy rules to provide that a registrant, such as the Company, may specify, in its proxy statement or form of proxy for its annual meeting of stockholders, that proxies solicited by the registrant will confer discretionary authority to vote with regard to matters not identified in the proxy statement that may be raised at the meeting, including matters to be raised by stockholders that were not properly submitted to the registrant as stockholder proposals (for inclusion in the registrant's proxy statement and form of proxy) in accordance with SEC Rule 14a-8, if the registrant did not have notice of such matters at least 45 days before the date on which the registrant first mailed its proxy materials for the prior year's annual meeting of stockholders. The Company first mailed its proxy materials for its 1998 Annual Meeting of Stockholders on May 1, 1998. Under the SEC's amended proxy rules, the 45-day deadline for notice to the Company of non-Rule 14a-8 matters to be raised at the Company's 1999 Annual Meeting of Stockholders is therefore March 17, 1999.

Item 6.  Exhibits and Reports on Form 8-K:

      (a)  Exhibits:

           10.13  Amended and Restated 1992 Stock Option Plan

           11 Statement Re: Computation of Diluted Per Share Earnings (Unaudited) for the Three and Six Months Ended June 30, 1998 and 1997

           27     Financial Data Schedule


                                 SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             FARMSTEAD TELEPHONE GROUP, INC.


Dated: August 5, 1998        /s/ Robert G. LaVigne
                             --------------------------------
                             Robert G. LaVigne
                             Executive Vice President,
                             Chief Financial Officer