Form 10QSB
period 1998-09-30
FARMSTEAD TELEPHONE GROUP INC
filed 1998-11-03
CIK 804331

-------------------------------------------------------------------------------
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                            --------------------

                                 Form 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 1998


[ ]   Transition report under Section 13 or 15(d) of the Exchange Act


      For the transition period from           to
                                     ---------    -------

                            --------------------

                      Commission File Number:  0-15938

                            --------------------

                       Farmstead Telephone Group, Inc.
      (Exact name of small business issuer as specified in its charter)

              Delaware                               06-1205743
   (State or other jurisdiction of                  (IRS Employer
   incorporation or organization)                Identification No.)


       22 Prestige Park Circle
          East Hartford, CT                             06108
(Address of principal executive offices)             (Zip Code)


                               (860) 610-6000
                         (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

As of October 30, 1998, there were 3,264,579 shares of the issuer's $.001 par value Common Stock outstanding.

Transitional Small Business Disclosure Format:    Yes  [ ]   No [X]


-------------------------------------------------------------------------------


                       PART I - FINANCIAL INFORMATION

                       FARMSTEAD TELEPHONE GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS


                                                                     September 30,    December 31,
(In thousands, except number of shares)                                  1998             1997
--------------------------------------------------------------------------------------------------
                                                                      (Unaudited)

                            ASSETS
Current assets:
  Cash and cash equivalents                                             $   796         $ 1,102
  Accounts receivable, less allowance for doubtful accounts               7,425           5,077
  Inventories                                                             4,461           2,583
  Net assets of discontinued operations (Note 3)                            258             560
  Other current assets                                                      258             181
                                                                        -----------------------
      Total current assets                                               13,198           9,503
Property and equipment, net                                                 801             935
Other assets                                                                200             391
                                                                        -----------------------
      Total assets                                                      $14,199         $10,829
                                                                        =======================


             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                      $ 1,383         $ 1,560
  Borrowings under inventory financing agreement (Note 2)                 2,358             889
  Current portion of long-term debt                                          76              69
  Accrued compensation and benefits                                         636             480
  Other current liabilities                                                  57              65
                                                                        -----------------------
      Total current liabilities                                           4,510           3,063
  Long-term debt (Note 2)                                                 3,452           1,997
                                                                        -----------------------
      Total liabilities                                                   7,962           5,060
                                                                        -----------------------
Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000 shares authorized;
   no shares issued and outstanding                                           -               -
  Common stock, $0.001 par value; 30,000,000 shares authorized;
   3,264,579 and 3,262,329 shares issued and outstanding at
   September 30, 1998 and December 31, 1997, respectively                     3               3
  Additional paid-in capital                                             12,200          12,196
  Accumulated deficit                                                    (5,966)         (6,430)
                                                                        -----------------------
      Total stockholders' equity                                          6,237           5,769
                                                                        -----------------------
      Total liabilities and stockholders' equity                        $14,199         $10,829
                                                                        =======================


        See accompanying notes to consolidated financial statements.


                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
               Three Months Ended September 30, 1998 and 1997


(In thousands, except per share amounts)                         1998        1997
----------------------------------------------------------------------------------

Revenues                                                        $ 9,006     $4,965
Cost of revenues                                                  6,683      3,787
                                                                ------------------
Gross profit                                                      2,323      1,178
Selling, general and administrative expenses                      1,787      1,291
                                                                ------------------
Operating income (loss)                                             536       (113)
Interest expense                                                    (80)       (59)
Other (expense) income                                               (3)        25
                                                                ------------------
Income (loss) from continuing operations before income taxes        453       (147)
(Benefit) provision for income taxes                                (16)        11
                                                                ------------------
Income (loss) from continuing operations                            469       (158)
                                                                ------------------
Discontinued operations (Note 3):
  Income (loss) from operations                                      59       (312)
  Provision for loss on disposal of discontinued operations         (69)      (329)
                                                                ------------------
Loss from discontinued operations                                   (10)      (641)
                                                                ------------------
Net income (loss)                                               $   459     $ (799)
                                                                ==================

Basic and diluted net income (loss) per common share:
  From continuing operations                                    $   .14     $ (.05)
  From discontinued operations                                        -       (.20)
                                                                ------------------
Basic and diluted net income (loss) per common share            $   .14     $ (.25)
                                                                ==================

Weighted average common shares outstanding:
  Basic and diluted                                               3,265      3,262
                                                                ==================


        See accompanying notes to consolidated financial statements.


                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                Nine Months Ended September 30, 1998 and 1997


(In thousands, except per share amounts)                         1998       1997
----------------------------------------------------------------------------------

Revenues                                                        $21,759    $14,866
Cost of revenues                                                 16,253     11,314
                                                                ------------------
Gross profit                                                      5,506      3,552
Selling, general and administrative expenses                      4,666      3,769
                                                                ------------------
Operating income (loss)                                             840       (217)
Interest expense                                                   (192)      (150)
Equity in losses of unconsolidated subsidiaries                       -        (40)
Write-down of investments in unconsolidated subsidiaries              -       (404)
Other income                                                         58         79
                                                                ------------------
Income (loss) from continuing operations before income taxes        706       (732)
Provision for income taxes                                            5         22
                                                                ------------------
Income (loss) from continuing operations                            701       (754)
                                                                ------------------
Discontinued operations (Note 3):
  Loss from operations                                              (93)      (931)
  Provision for loss on disposal of discontinued operations        (144)      (329)
                                                                ------------------
Loss from discontinued operations                                  (237)    (1,260)
                                                                ------------------
Net income (loss)                                               $   464    $(2,014)
                                                                ==================


Basic and diluted net income (loss) per common share:
  From continuing operations                                    $   .21    $  (.23)
  From discontinued operations                                     (.07)      (.39)
                                                                ------------------
Basic and diluted net income (loss) per common share            $   .14    $  (.62)
                                                                ==================

Weighted average common shares outstanding:
  Basic                                                           3,264      3,262
                                                                ==================
  Diluted                                                         3,391      3,262
                                                                ==================


        See accompanying notes to consolidated financial statements.



                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                Nine Months Ended September 30, 1998 and 1997

(In thousands)                                                            1998       1997
-------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income (loss)                                                      $   464    $(2,014)
  Adjustments to reconcile net loss to net cash flows used in operating activities:
    Depreciation and amortization                                            229        124
    Provision for estimated costs of disposal of discontinued
     operation                                                               144        329
    Equity in undistributed losses of unconsolidated subsidiaries              -         40
    Write-down of investments in unconsolidated subsidiaries                   -        404
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                     (2,348)      (628)
      Increase in inventories                                             (1,878)      (139)
      Decrease in other assets                                               110        228
      Increase in accounts payable, accrued compensation and
       benefits and other current liabilities                                (29)      (744)
      Decrease (increase) in net assets of discontinued operations           158       (169)
                                                                         ------------------
      Net cash used in operating activities                               (3,150)    (2,569)
                                                                         ------------------
Cash flows from investing activities:
  Purchases of property and equipment                                        (91)      (293)
  Redemptions of coupons                                                       -         75
                                                                         ------------------
      Net cash used in investing activities                                  (91)      (218)
                                                                         ------------------
Cash flows from financing activities:
  Proceeds from bank and inventory finance borrowings                      2,983        903
  Repayments of capital lease obligation                                     (52)       (31)
  Proceeds from exercise of stock options                                      4          -
                                                                         ------------------
      Net cash provided by financing activities                            2,935        872
Net decrease in cash and cash equivalents                                   (306)    (1,915)
Cash and cash equivalents at beginning of period                           1,102      3,161
                                                                         ------------------
Cash and cash equivalents at end of period                               $   796    $ 1,246
                                                                         ==================

Supplemental schedule of non-cash financing and investing activities:
  Purchase of equipment under capital lease obligation                   $     -    $   419

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                                 192        150
    Income taxes                                                              14         49


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

2.  DEBT OBLIGATIONS

      Borrowings Under Inventory Financing Agreement
      ----------------------------------------------

      On April 30, 1998 the original one year term of the Company's $2 million inventory finance agreement with Finova Capital Corporation ("Finova") expired, however it is being continued on a discretionary basis. On October 1, 1998, the credit line was temporarily increased to $4,000,000 until January 31, 1999. All other lending terms and conditions remain the same as in the original agreement. The Company expects to negotiate a longer term agreement with Finova prior to the expiration of the temporary facility. The average amounts borrowed under this facility during the three and nine months ended September 30, 1998 were approximately $1,795,000 and $1,418,000, respectively. Amounts borrowed are repaid, interest-free, in either two or three equal monthly installments, depending upon the product purchased.

      Long-term Debt
      --------------

      Long-term debt obligations consisted of the following (in thousands):


                                                  9/30/98    12/31/97
                                                  -------    --------

          Bank revolving credit agreement (a)     $3,211      $1,697
          Obligation under capital lease             317         369
                                                  ------------------
                                                   3,528       2,066
          Less current portion                       (76)        (69)
                                                  ------------------
          Long-term debt                          $3,452      $1,997
                                                  ==================


      (a) On September 29, 1998, the Company's $3,500,000 revolving credit facility with First Union National Bank ("FUNB") was temporarily increased by $500,000 to $4,000,000 until October 31, 1998. On October 15, 1998, the credit facility was increased to $6,000,000, and the term of the facility was extended to May 30, 2000. In addition, the tangible net worth covenant was amended to require a minimum level of $5,750,000 at December 31, 1998 and $6,000,000 at December 31, 1999. As of September 30, 1998, the unused portion of this facility was $789,000 all of which was available under the borrowing formula. The average amounts borrowed under this credit facility during the three and nine months ended September 30, 1998 were approximately $2,772,000 and $2,162,000, respectively. Had the increased credit limit been in effect at September 30, 1998, an additional $690,000 would have been available to borrow. Borrowings are dependent upon the continuing generation of collateral, subject to the credit limit. The weighted average interest rate on the outstanding borrowings was 9.6% for the nine months ended September 30, 1998. As of September 30, 1998, the Company was in compliance with its loan covenants. Since the term of the facility was extended to May 30, 2000, borrowings have been classified as a long term liability at September 30, 1998.

3.  DISCONTINUED OPERATIONS

      In December 1997, the Company began actively pursuing divesting itself of its Cobotyx voice processing products business. To date, the Company has not located a buyer for the business, however assets offered for sale include inventories, fixed assets, and certain other current assets which, as of September 30, 1998 aggregated approximately $258,000, plus all related technologies developed by the Company, tradenames, and other contract rights. For the three months ended September 30, 1998 and 1997, voice processing product revenues approximated $384,000 and $329,000, respectively. For the nine months ended September 30, 1998 and 1997, voice processing product revenues approximated $511,000 and $1,140,000, respectively. The voice processing products business incurred a $10,000 loss for the three months ended September 30, 1998. This business incurred a $237,000 loss for the nine months ended September 30, 1998, consisting of a $93,000 operating loss and a $144,000 charge to accrue estimated costs of discontinuing the business.

      The $641,000 loss from discontinued operations for the three months ended September 30, 1997 consisted of a $136,000 loss from the voice processing products business, and a $505,000 loss from the operations and sale of Farmstead Asset Management Services, LLC ("FAMS"), sold in December 1997. The $1,260,000 loss from discontinued operations for the nine months ended September 30, 1997 consisted of a $353,000 loss from the voice processing products business, and a $907,000 loss from the operations and sale of FAMS.

      By June 30, 1998, the Company had significantly reduced personnel levels and other operating expenses associated with the Cobotyx Division so that future operations through the disposal of this business would not materially impact the Company. The Company has restated prior year information contained in the consolidated financial statements and notes thereto as a result of the discontinued operations presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Income (Loss)

      The Company recorded net income of $459,000 for the three months ended September 30, 1998, consisting of income from continuing telephone equipment operations of $469,000, and a $10,000 loss from discontinued voice processing equipment operations. This compares to a net loss of $799,000 for the three months ended September 31, 1997, consisting of a $158,000 loss from continuing operations, and a $641,000 loss from discontinued operations. The loss from discontinued operations for the three months ended September 30, 1997 consisted of a $136,000 loss from the voice processing products business, and a $505,000 loss from the operations and sale of FAMS, sold in December 1997.

      The Company recorded net income of $464,000 for the nine months ended September 30, 1998, consisting of income from continuing telephone equipment operations of $701,000, and a $237,000 loss from discontinued voice processing equipment operations. This compares to a net loss of $2,014,000 for the nine months ended September 30, 1997, consisting of a $754,000 loss from continuing operations, and a $1,260,000 loss from discontinued operations. The loss from discontinued operations for the nine months ended September 30, 1997 consisted of a $353,000 loss from the voice processing products business, and a $907,000 loss from the operations of FAMS.

      In December 1997, the Company began actively pursuing divesting itself of its Cobotyx voice processing products business. To date, the Company has not located a buyer for the business, however assets offered for sale include inventories, fixed assets, and certain other current assets which, as of September 30, 1998 aggregated approximately $258,000, plus all related technologies developed by the Company, tradenames, and other contract
rights.   By June 30, 1998, the Company had significantly reduced personnel levels and other operating expenses associated with the Cobotyx Division so that future operations through the disposal of this business would not materially impact the Company.

Discussion of the Results of Continuing Operations

Revenues

      Revenues from continuing operations for the three months ended September 30, 1998 were approximately $9,006,000, an increase of $4,041,000
or 81% from the comparable 1997 period.   The increase was attributable to
(i) increased end user sales, principally as a result of expanded sales offices and a larger sales staff, and in part in connection with the Company's appointment by Lucent Technologies as an Authorized Remarketing Supplier of Classic LucentTM business telephone equipment, under a trial agreement that currently expires November 30, 1998 (the "ARS Program"), (ii) increased sales to the Company's associated dealers and (iii) increased
equipment  rental and installation revenues.   Parts and system sales
comprised 87% of revenues from continuing operations for the three months ended September 30, 1998 (94% in the comparable 1997 period), while service revenues accounted for 13% of revenues from continuing operations in 1998 (6% in 1997).

      Revenues from continuing operations for the nine months ended September 30, 1998 were approximately $21,759,000, an increase of $6,893,000
or 46% from the comparable 1997 period.   The increase was attributable to
(i) increased end user sales, principally as a result of expanded sales offices and a larger sales staff, and in part in connection with the Company's participation in the ARS Program, (ii) increased sales to the Company's associated dealers and (iii) increased equipment rental revenues. Parts and system sales comprised 92% of revenues from continuing operations for the three months ended September 30, 1998 (93% in the comparable 1997 period), while service revenues accounted for 8% of revenues from continuing operations in 1998 (7% in 1997).

Gross Profit

      The gross profit from continuing operations for the three months ended September 30, 1998 was $2,323,000, an increase of $1,145,000 or 97% from the comparable 1997 period. The gross profit margin was 26% of revenues in the
1998 period as compared to 24% in the 1997 period.   The two percentage
point increase in gross profit margin was primarily due to lower labor and other overhead costs per revenue dollar, and to higher than average margins on equipment rental revenues.

      The gross profit from continuing operations for the nine months ended September 30, 1998 was $5,506,000, an increase of $1,954,000 or 55% from the comparable 1997 period. The gross profit margin was 25% of revenues in the 1998 period as compared to 24% of revenues in the 1997 period. The one percentage point increase in gross profit margin was due to lower labor and other overhead costs per revenue dollar, and to higher than average margins on equipment rental revenues.

Selling, General & Administrative  ("SG&A") Expenses

      SG&A expenses for the three months ended September 30, 1998 were $1,787,000, an increase of $496,000 or 38% over the comparable 1997 period. Sales and marketing expenses accounted for approximately 72% of the growth in SG&A as the Company increased its sales and customer support personnel, incurred higher sales commission expenses on the increased sales volume, and incurred higher travel expenses in connection with expanding its outside sales offices and customer base. Higher facility occupancy costs, including increased depreciation expense from fixed assets purchased in connection with the Company's March 1997 relocation to a larger headquarters in East Hartford, Connecticut, accounted for approximately 9% of the SG&A growth over the prior year quarter. The remainder of the SG&A growth was principally attributable to personnel increases, higher insurance costs and bad debt reserves. SG&A expenses were 20% of revenues for the three months ended September 30, 1998, compared to 26% of revenues for the comparable 1997 period.

      SG&A expenses for the nine months ended September 30, 1998 were $4,666,000, an increase of $897,000 or 24% over the comparable 1997 period. Sales and marketing expenses accounted for approximately 69% of the growth in SG&A as the Company increased its sales and customer support personnel, incurred higher sales commission expenses on the increased sales volume, and incurred higher travel expenses in connection with expanding its outside sales offices and customer base. Higher facility occupancy costs, including increased depreciation expense from fixed assets purchased in connection with the Company's March 1997 business relocation accounted for approximately 18% of the SG&A growth over the prior year period. The remainder of the SG&A growth was principally attributable to personnel increases, higher insurance, legal and data processing costs, and increased bad debt reserves. SG&A expenses were 21% of revenues for the nine months ended September 30, 1998, compared to 25% of revenues for the comparable 1997 period.

Interest Expense

      Interest expense for the three months ended September 30, 1998 was $80,000, as compared to $59,000 in the comparable 1997 period. Interest expense for the nine months ended September 30, 1998 was $192,000, as compared to $150,000 in the comparable 1997 period. The increase in the current three and nine month period was attributable to higher average borrowings under the Company's revolving credit facility to finance the Company's revenue growth.

Liquidity and Capital Resources

      Working capital at September 30, 1998 was $8,688,000 a 35% increase from $6,440,000 at December 31, 1997. The working capital ratio at September 30, 1998 was 2.9 to 1 as compared to 3.1 to 1 at December 31, 1997. The increase in working capital was attributable to increases in both accounts receivable and inventories.

      Operating activities used $3,150,000 during the nine months ended September 30, 1998 principally due to an increase in accounts receivable of $2,348,000, due to higher sales volume, and an increase in inventories of approximately $1,878,000. The increase in inventories resulted from (i) the replenishment of an unusually low inventory level at December 31, 1997 which resulted from strong year end sales activities and (ii) the Company's decision to stock higher inventory levels for current and anticipated higher end user and dealer sales volumes and for the ARS Program.

      Investing activities used $91,000 during the nine months ended September 30, 1998 from the purchase of telecommunications and computer equipment for the Company's internal use. The Company currently has no material capital expenditure plans, however as further described below, the Company plans to upgrade its internal computer system and personal computers to Year 2000 compliant systems by the end of February 1999 at an estimated cost of $25,000.

      Financing activities generated $2,935,000 during the nine months ended September 30, 1998, principally from advances under its FUNB revolving loan agreement, and from advances under its Finova inventory finance agreement.

      On September 29, 1998, the Company's $3,500,000 revolving credit facility with FUNB was temporarily increased by $500,000 to $4,000,000 until October 31, 1998. On October 15, 1998, the credit facility was increased to $6,000,000, and the term of the facility was extended to May 30, 2000. In addition, the tangible net worth covenant was amended to require a minimum level of $5,750,000 at December 31, 1998 and $6,000,000 at December 31,
1999. As of September 30, 1998, the unused portion of this facility was $789,000 all of which was available under the borrowing formula. The average amounts borrowed under this credit facility during the three and nine months ended September 30, 1998 were approximately $2,772,000 and $2,162,000, respectively. Had the increased credit limit been in effect at September 30, 1998, an additional $690,000 would have been available to borrow. Borrowings are dependent upon the continuing generation of collateral, subject to the credit limit. The weighted average interest rate on the outstanding borrowings was 9.6% for the nine months ended September
30, 1998. As of September 30, 1998, the Company was in compliance with its loan covenants. Since the term of the facility was extended to May 30, 2000, borrowings have been classified as a long term liability at September 30, 1998.

      On April 30, 1998 the original one year term of the Company's $2 million inventory finance agreement with Finova expired, however it is being continued on a discretionary basis. On October 1, 1998, the credit line was temporarily increased to $4,000,000 until January 31, 1999. All other lending terms and conditions remain the same as in the original agreement. The Company expects to negotiate a longer term agreement with Finova prior to the expiration of the temporary facility. The average amounts borrowed under this facility during the three and nine months ended September 30, 1998 were approximately $1,795,000 and $1,418,000, respectively.

      Effective September 3, 1998, the Company obtained the written consent of the holders of its Class A Redeemable Common Stock Purchase Warrants ("Class A Warrants") and Class B Redeemable Common Stock Purchase Warrants ("Class B Warrants") of a unified proposal to (a) reduce the present exercise price of the Warrants to $2.00, (b) reduce the Target Price (as defined in the Warrant Agreements) of the Warrants to $2.90, (c) establish the minimum period by which the Company must notify holders of the Warrants of future modifications to the Warrant Agreements at 20 calendar days, and
(d) provide for proportional increases and decreases in the Target Price of the Warrants upon future changes (if any) in the exercise price of the Warrants without the need of the Company to seek additional approval from the Warrant holders. As of September 30, 1998, there were 1,137,923 Class A Warrants and 1,137,923 Class B Warrants outstanding. The primary purpose of soliciting the consent of the warrant holders was to raise capital in the near term for general working capital purposes, by increasing the likelihood that, due to the proposed reductions in the exercise prices and Target Prices, the warrants may be exercised sooner than as currently contemplated under their present exercise and Target Prices.

      The Company believes that it has sufficient capital resources, in the form of cash and availability under its credit facilities, to satisfy its working capital requirements, although there can be no assurance that this will be the case.


Year 2000 Compliance

      The Company considers "Year 2000 ("Y2K") compliant" products to be those which, when used in accordance with their associated documentation, will not fail to perform in accordance with their specifications or as otherwise warranted, in any manner that is material and adverse to the customer, as relating to the product's handling of calendar dates, provided however, that the products are used only with services, products and/or software that are themselves Y2K Compliant and which properly exchange accurate date data with each other. During 1998, the Company formed a Y2K Project Team to conduct an assessment of its internal business systems and products. The Team is directed by the Company's Vice President of Operations and includes other members of senior management. The assessment includes, for products manufactured by third parties, communication with the Company's key suppliers and key business partners and, for Company manufactured products, internal testing of these products. For products determined to be non-compliant, the Company will assist its customers in obtaining Y2K Compliant components or system upgrades at a reasonable cost when, and if, Y2K Compliant versions are subsequently made available. The Y2K Project Team is also committed to ensuring that the Company will not experience any material internal business interruptions relating to the "Year 2000 issue".

      The Company's significant internal computer-based systems utilize software developed by outside vendors. The Company plans to upgrade to Y2K compliant versions of these systems, personal computers and other computer hardware by the end of February, 1999. The Company currently estimates that the costs to upgrade its internal use computer-based systems and associated computer hardware to Y2K compliant products will not exceed $25,000.

      The Company primarily distributes and resells telecommunications parts and systems manufactured by Lucent Technologies, Inc. (formerly a part of AT&T) ("Lucent"). Lucent is also the Company's major product supplier. The Company will be relying solely upon representations made by Lucent as to the Y2K compliance status of its products and their timetable to provide Y2K compliant product or migration/upgrade solutions. The principal products from which the Company derives most of its revenues and profits are currently being represented by Lucent as being already Y2K compliant. A copy of Lucent's most recent Year 2000 Product Compliance Status report may be directly accessed from Lucent's Internet address: www.lucent.com/enterprise/sig/yr2000/status.html.

      The Company is reliant upon its outside vendors to provide Y2K compliant upgrades to the Company's internal computer systems. The failure of the Company to obtain such Y2K compliant products could result in a temporary inability to process transactions, ship product, send invoices, or engage in similar normal operating activities on a timely basis. In such event, the Company's operating results, including sales levels or cash flow could be adversely affected. The Company believes, however, that this is mitigated somewhat by the Company's relatively small size and transaction volumes, such that manual processing procedures could be quickly implemented to accommodate most significant internal processes.

      While the Company is in the process of initiating formal contact with its key vendors and customers as to their state of readiness to handle potential Y2K related problems impacting their businesses, the Company can give no guarantee that the systems of other companies upon which the Company relies will be converted on time, or that a significant operating problem caused by a Y2K problem would not have a material adverse effect on the Company. Since the Company is a distributor of Lucent products, and Lucent is the Company's key supplier, the Company could be materially adversely impacted by Y2K problems which impact Lucent's ability to supply product to the Company on time, or to supply product that is Y2K compliant. It is presently unknown to what extent the Company could be materially adversely impacted by any of such scenarios. The Company currently does not have a contingency plan for Y2K problems, however it plans to develop one by mid 1999.

Forward Looking Statements

      The Company's prospects are subject to certain uncertainties and risks. The discussions set forth in this Form 10-QSB contain certain statements which are not historical facts and are considered forward-looking statements within the meaning of the Federal Securities laws. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, general economic conditions and growth in the telecommunications industry, competitive factors and pricing pressures, changes in product mix, product demand, risk of dependence on third party suppliers, Y2K problems and other risk factors detailed in this report, described from time to time in the Company's other Securities and Exchange Commission filings, or discussed in the Company's press releases. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Company. All forward-looking statements included in this document are based upon information available to the Company on the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                         PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

      Certain terms of the Class A Redeemable Common Stock Purchase Warrants ("Class A Warrants") and Class B Redeemable Common Stock Purchase Warrants ("Class B Warrants") were modified by action of the Warrant Holders as described in Item 4 below.

Item 4.  Submission of Matters to a Vote of Security Holders

      The holders of record, as of July 10, 1998, of the Company's initial public offering Redeemable Common Stock Purchase Warrants ("Public Warrants"), Class A Warrants, and Class B Warrants (collectively the "Warrants") voted on the following unified proposal containing the following proposed amendments to the Warrant agreements: (1) to reduce the exercise price of the Public Warrants, Class A Warrants and Class B Warrants to $2.00 per share from their then current exercise prices of $4.67, $5.28 and $6.09 per share, respectively; (2) to reduce the target price at which the Company can call the Warrants for redemption to $2.90 from $11.25, $6.09 and $6.90 per share, respectively; (3) to establish 20 days as the minimum period by which the Company must notify holders of the Warrants of any future modifications to the Warrant agreements; and (4) to provide for proportional increases and decreases in the target price of the Warrants upon future changes, if any, in the exercise price of the Warrants. The voting was conducted by means of a written consent vote in lieu of a special meeting of each class of warrant holders, and required the affirmative vote of at least 51% of each class of outstanding warrant. The voting results were as follows:

                                              Withheld                     % of
                                 Consented     Consent                  Outstanding
                                   (For)      (Against)    Abstained    Consenting
                                 --------------------------------------------------


            Public Warrants        48,981      82,606         700          26.7%
            Class A Warrants      585,099      26,101         926          51.4%
            Class B Warrants      587,870      40,206         926          51.7%


      Based upon the voting results, the unified proposal was passed for the Class A and Class B Warrants only.

Item 6.  Exhibits and Reports on Form 8-K:

      (a)  Exhibits:

           27  Financial Data Schedule



                                 SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FARMSTEAD TELEPHONE GROUP, INC.

Dated: October 30,  1998               /s/ Robert G. LaVigne
                                       -----------------------------------
                                       Robert G. LaVigne
                                       Executive Vice President, Chief
                                       Financial Officer