Form 10KSB
period 1998-12-31
FARMSTEAD TELEPHONE GROUP INC
filed 1999-03-26
CIK 804331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1998

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days
Yes  [X]    No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $27,738,000

As of February 26, 1999, the aggregate market value of the Common Stock of the registrant held by non-affiliates, based upon the last sale price of the registrant's Common Stock on such date, was $5,627,334.

As of February 26, 1999, the registrant had 3,272,579 shares of its $0.001 par value Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on June 17, 1999 are incorporated by reference in Items 9 through 13 of Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format:    Yes  [ ]    No [X]

                      TABLE OF CONTENTS TO FORM 10-KSB

                                   PART I

                                                                  Page
                                                                  ----

Item 1.    Business                                                 3
Item 2.    Property                                                 6
Item 3.    Legal Proceedings                                        6
Item 4.    Submission of Matters to a Vote of Security Holders      6

                                   PART II

Item 5.    Market for Common Equity and Related
            Stockholder Matters                                     6
Item 6.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     7
Item 7.    Financial Statements                                    11
Item 8.    Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosure                 12

                                  PART III

Item 9.    Directors, Executive Officers, Promoters and
            Control Persons; Compliance with Section 16(a)
            of the Exchange Act                                    12
Item 10.   Executive Compensation                                  13
Item 11.   Security Ownership of Certain Beneficial Owners
            and Management                                         13
Item 12.   Certain Relationships and Related Transactions          13
Item 13.   Exhibits and Reports on Form 8-K                        13

                                   PART I

Item 1.  Business

General

      Farmstead Telephone Group, Inc. ("Farmstead" or the "Company") was incorporated in Delaware in 1986 and became publicly held in May 1987 following the completion of an initial public offering. The Company is located at 22 Prestige Park Circle, East Hartford, CT 06108, and its telephone number is (860) 610-6000. The Company is principally engaged as
(i) a secondary market reseller, and authorized Lucent Dealer of remanufactured and refurbished Lucent Technologies, Inc. ("Lucent") telecommunications parts and systems, and (ii) as an authorized Lucent dealer for certain new telecommunications products. These Lucent products are primarily customer premises-based private switching systems and peripheral products, including voice processing systems. The Company also provides telecommunications equipment repair and refurbishing, rental, inventory management, and related value-added services. The Company sells its products and services primarily to both large and small end-user businesses, government agencies, and other secondary market dealers.

      In January, 1994, the Company acquired certain operating assets of Cobotyx Corporation, Inc., a designer, manufacturer and supplier of voice processing systems. The Company expanded its entry into this marketplace by concurrently forming a voice processing products division operating under the trade name "Cobotyx." In December 1997, the Company decided to begin the process of divesting itself from this business, and during 1998, while actively looking for a buyer for certain of its assets and developed technologies, significantly downsized all related operations, including terminating product development activities. To date, the Company has not located a qualified buyer for this business. The operations of the Cobotyx business unit were not material to the Company's 1998 operating results. For the years ended December 31, 1998 and 1997, Cobotyx generated revenues of $605,000 and $1,479,000, respectively.

      In February, 1996, the Company purchased from AT&T Systems Leasing Corporation, a subsidiary of AT&T Capital Corporation, certain assets of
its discontinued Asset Recovery Center ("ARC").   The assets acquired
consisted primarily of warehouse equipment, vehicles, computer and office equipment, and inventory. Prior to its closing in January 1996, the ARC primarily operated to service AT&T affiliates in the orderly disposition, by way of consignment sales arrangements, of excess, overstocked and end-of-life telecommunications, computer and data transmission equipment. The Company concurrently formed a subsidiary corporation, Farmstead Asset Management Services, LLC ("FAMS"), and commenced a similar operation in
Piscataway, New Jersey.   Due to declining revenues and continued operating
losses, effective October 1, 1997, the Company sold all of its ownership interests in FAMS. During 1997, prior to the sale date, FAMS recorded revenues of $799,000.

Products

      The Company primarily sells remanufactured, refurbished (by the Company or other equipment refurbishers) and new telecommunications parts and systems manufactured by Lucent (See "Relationship with Lucent Technologies" for further information on Lucent). These products are primarily private switching systems, generally PBXs and key systems, located at the customers premises, that permit a number of local telephones or terminals to communicate with one another, with or without use of the public telephone network. Key systems are generally used by small businesses, and are characterized by telephones which have multiple buttons permitting the user to select outgoing or incoming telephone lines directly. PBXs are private telephone switching systems usually located on a customer's premises, with an attendant console, and are designed for use by larger businesses. A PBX normally has more memory capacity and therefore can provide more features and flexibility than a key system. The Company sells both telecommunication system parts and complete systems, however the Company's revenues are predominantly from the sale of parts. Parts sold include both digital and analog telephone sets and circuit packs, and other system accessories and related products such as headsets, consoles, speakerphones, paging systems and voice processing products offered by Lucent.

      Lucent key systems sold by the Company, in both piece parts and
complete systems, include:  Merlin(R) and Merlin Legend(R),   Spirit(R) and
Partner(R).   Lucent PBX equipment sold by the Company, primarily in parts, include Definity(R), System 75 and System 85.

      Equipment sales revenues accounted for approximately 94% of consolidated revenues from continuing operations in 1998 (93% in 1997), while service revenues comprised 6% of consolidated revenues from continuing operations in 1998

(7% in 1997). Sales of PBX equipment and associated telephones and peripherals comprised approximately 81% of equipment sales in 1998 (85% in 1997), while key equipment and other equipment sales comprised 19% (15% in 1997).

Relationship with Lucent Technologies

      Prior to February 1, 1996, the business of Lucent was conducted as a part of the operations of AT&T Corp. ("AT&T"). On February 1, 1996, as a result of a decision to restructure the company, AT&T began the process of separating Lucent into a stand-alone company. AT&T completed an IPO of Lucent shares in April 1996 and the divestiture of Lucent was completed in October 1996 through the distribution of AT&T's shares in Lucent to AT&T shareholders. Lucent is comprised of the systems and technology units that were formerly part of AT&T. With 1998 consolidated revenues of $30.1 billion, Lucent is one of the world's leading designers, developers and manufacturers of telecommunications systems, software and products. Throughout this report, references to AT&T and Lucent will be referred to collectively as "Lucent Technologies" or "Lucent."

      Since 1985, Lucent has provided support to the secondary market by continuing to offer installation, maintenance, repair, reconditioning and certification services for its products purchased by end-users through equipment resellers. Equipment resellers such as the Company may also, with various restrictions, utilize Lucent documentation, technical information and software. Lucent also generally provides up to a one-year warranty for products purchased from Lucent for resale. The installation and maintenance
of Lucent equipment is generally provided by Lucent.   The Company does,
however, coordinate the installation scheduling directly with Lucent if requested to do so by its customer. The Company also has agreements with a number of installation and maintenance companies covering the New England and New York geographic areas who can also provide such services.

      Since February 1998, the Company has been operating under a Lucent-sponsored "Authorized Remarketing Supplier" ("ARS") program as an ARS Dealer, licensed under a three-year contract entered into in December 1998 (the "ARS Agreement") to sell "Classic Lucent(TM)" products to end users nationwide. Classic Lucent products are defined as used Lucent key system and PBX system parts, currently supported by Lucent, that have been refurbished by the Company under Lucent quality standards. This designation applies to substantially all of the used Lucent products which the Company now sells. The Company is currently one of four companies authorized to participate in this program. No company has been designated an exclusive sales territory. The ARS Agreement also allows the Company to sell certain new Lucent PBX products and voice processing products to end users. Prior thereto, the Company was an "Authorized Distributor of Selected Lucent - Remanufactured Products" since 1991.

      In February 1999, in connection with the Company's appointment as an ARS Dealer, the Company's new key system distributor agreement and associated dealer base were transferred to another Lucent distributor. The transfer reflects the Company's focus on developing its Classic Lucent products business.

      The Company believes that its relationship with Lucent is satisfactory and has no indication that Lucent has any intention of canceling any of the existing agreements. The Company could be materially adversely affected should Lucent decide to cancel the aforementioned agreements.

Marketing and Customers

      Telecommunications parts, systems and services are marketed through the Company's direct sales staff, which includes salespersons located throughout the east coast, Illinois and California, and through a network of associate dealers (until February 25, 1999), to over 2,600 business locations, with customers ranging from large, multi- location corporations, to small companies and home offices, and to equipment wholesalers, dealers, and government agencies and municipalities. Approximately 84% (90% in 1997) of the Company's revenues were generated by customers located in New England, and along the east coast. End users accounted for approximately 87% of 1998 revenues (89 % in 1997), while sales to dealers and other resellers accounted for approximately 13% of 1998 revenues (11% in 1997). During the two years ended December 31, 1998, no single customer accounted for more than 10% of revenues from continuing operations, except for Lucent, which accounted for 15% of 1998 revenues. The Company's business is not considered seasonal.

      The Company had attempted over the last several years prior to 1998 to market telecommunications equipment in the People's Republic of China and in the Republic of the Philippines. Its efforts, however, were not successful, and by the end of 1997 the Company ceased pursuing these international markets. The Company is currently focusing its sales efforts domestically.

Customer Services

      The Company is committed to respond to its customers' service or project-oriented telecommunications needs. While each type of service is not material to the Company's operations as a whole, the Company believes they help differentiate the Company from its competitors, as well as contribute to longer-lasting customer relationships and incremental
equipment sales.   The Company  provides the following services:

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

      Equipment Rentals: The Company rents out equipment on a month-to-month basis, servicing those customers that have temporary, short-term equipment needs.

      Other Services:   The Company's technical staff currently provide
engineering, configuration, technical "hot line" telephone support and limited on-site installation services. For customers in the television broadcast industry the Company provides telecommunications coordination services for broadcast sports and other events throughout the country.

      The Company's combined service revenues accounted for 6% of revenues from continuing operations in 1998 and 7% in 1997. No individual service category accounted for more than 5% of revenues from continuing operations.

Competition

      The Company operates in a highly competitive marketplace. Telephone equipment product competitors currently include Lucent and other new equipment manufacturers such as Northern Telecom Limited, other new equipment distributors, as well as other secondary market equipment resellers, of which the Company estimates there are over 100 nationwide.
In the sale of Classic Lucent products, the Company competes with the other Lucent-designated ARS Dealers. The Company believes that key competitive factors in its market are timeliness of delivery, service support, price and product reliability. The Company also considers its working relationships with its customers to be an important and integral competitive factor. The Company anticipates intensified competition from larger companies having substantially greater technical, financial and marketing resources, as well as larger customer bases and name recognition than the Company. As the industry further develops CTI ("Computer Telephony Integration" - the actual hardware and software that attaches to both telephone systems and computers) products, the Company anticipates that it will encounter a broader variety of competitors, including new entrants from related computer and communication industries.

Suppliers

      The Company obtains its telephone equipment parts for resale from a variety of sources, depending upon price and availability at the time of purchase. These sources include Lucent, its largest supplier, and other secondary market equipment dealers, distributors, leasing companies and end
users.   In accordance with its agreements with Lucent, the Company is required to purchase new products only from Lucent or Lucent-approved distributors. The Company is not otherwise dependent upon any other single supplier for telecommunications equipment. The Company believes that if its Lucent agreements were to be terminated, it could obtain these products
from other suppliers.   The Company believes that product availability in
the marketplace is presently sufficient to allow the Company to meet its customers' equipment delivery requirements. See also "Relationship with Lucent Technologies."

Patents, Licenses and Trademarks

      No patent or trademark is considered material to the Company's continuing operations. Pursuant to agreements in effect with Lucent, the Company may utilize, during the term of these agreements, certain Lucent designated trademarks, insignia and symbols in the Company's advertising and promotion of Lucent products.

Employees

      As of December 31, 1998, the Company had 81 employees, of which 80 were employed on a full-time basis. The Company's employees are not represented by any organized labor union and are not covered by any collective bargaining agreements.

Item 2.   Property

      As of December 31, 1998, the Company operated in a 34,760 square foot building in East Hartford, CT, which is being leased pursuant to a five-year lease which commenced February 1997. The lease agreement contains two three-year renewal options. The Company believes that its facilities are adequate for its present needs and suitable for their intended uses. If new or additional space is required, the Company believes that adequate facilities are available at competitive prices in the immediate areas of its current operations.

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

                                   PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

      The Company's securities are traded on the American Stock Exchange. The Company's securities and their trading symbols are as follows: Common Stock - "FTG"; Warrant issued in the Company's 1987 initial public offering ("IPO Warrants") - "FTG.WS"; Redeemable Class A Common Stock Purchase Warrant - "FTG.WS.A"; Redeemable Class B Common Stock Purchase Warrant - "FTG.WS.B". The following sets forth the range of quarterly high and low sales prices for these securities, for the two years ended December 31, 1998:


                 Common Stock:                       IPO Warrants:
                      1998              1997              1998             1997
                 --------------    --------------    -------------    ------------
Quarter Ended    High      Low     High      Low     High     Low     High    Low
-------------    ----      ---     ----      ---     ----     ---     ----    ---

March 31         $3.50    $1.81    $4.00    $2.75    $1.13    $.31    $.38    $.13
June 30           2.75     1.50     3.62     2.25     1.13     .63     .50     .13
September 30      2.25     1.25     2.56     1.69      .56     .38     .56     .31
December 31       2.81     1.13     2.94     1.62      .75     .31     .63     .38


                 Class A Warrants:                   Class B Warrants:
                      1998              1997              1998             1997
                 --------------    --------------    -------------    ------------
Quarter Ended    High      Low     High      Low     High     Low     High    Low
-------------    ----      ---     ----      ---     ----     ---     ----    ---

March 31         $ .38    $ .06    $ .75    $ .31    $ .19    $.03    $.50    $.19
June 30            .25      .06      .50      .19      .25     .03     .44     .13
September 30       .38      .13      .56      .19      .38     .06     .19     .06
December 31        .75      .25      .50      .13      .75     .19     .19     .06


      There were 3,264,579 and 3,262,329 common shares outstanding at December 31, 1998 and 1997, respectively. There were 183,579 IPO Warrants and 1,137,923 Class A Warrants and Class B Warrants outstanding at December 31, 1998 and 1997. As of December 31, 1998 there were 580 holders of record of the common stock representing approximately 3,900 beneficial stockholders. The Company has paid no dividends and does not expect to pay dividends in the foreseeable future as it intends to retain earnings to finance the growth of its operations. Pursuant to a Commercial Loan and Security Agreement with First Union National Bank, the Company is prohibited from declaring or paying any dividends or making any other distribution on any of the shares of its capital stock, without the prior consent of the lender.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto contained in Item 7 of this Report.

Year Ended December 31, 1998 Versus Year Ended December 31, 1997

Results of Operations

Net Income (Loss)

      The Company recorded net income of $571,000 for the year ended December 31, 1998 as compared to a net loss of $1,866,000 for the year ended December 31, 1997. The results for 1998 consisted of income from continuing operations of $780,000, and a loss from discontinued operations of $209,000. The results for 1997 consisted of a loss from continuing operations of $600,000, and a loss from discontinued operations of $1,266,000.

      Due to declining revenues and resulting operating losses, effective October 1, 1997, the Company sold its wholly-owned subsidiary, Farmstead Asset Management Services, LLC ("FAMS") to FAMS, LLC, a newly formed New Jersey corporation (the "Buyer") owned by a former employee for $40,000 in cash and a $360,000 10% Note, payable in 60 monthly installments. In doing so, the Company recorded in 1997 a loss on disposal of FAMS of $208,000. Prior to the effective date of sale, FAMS incurred an operating loss of approximately $578,000 in 1997, on revenues of $799,000. Included in the loss from discontinued operations for 1998 is a $195,000 charge to reduce the note receivable from FAMS, LLC to its estimated realizable value.

      In December 1997, due to declining revenues and resulting operating losses in the Cobotyx business unit, the Company began actively pursuing divesting itself of this voice processing products business. To date, the Company has not located a qualified buyer, however during 1998 the Company significantly reduced all business operations, including the cessation of internal product development activities. The loss from discontinued operations attributable to Cobotyx operations was $14,000 for 1998, on revenues of $605,000, as compared to a loss of $480,000 in 1997 on revenues of $1,479,000. The Company expects revenues to continue to decline as demand for the Cobotyx products diminish, however the Company does not expect this to have a material impact on future operating results.

Discussion of the Results of Continuing Operations

Revenues

      Revenues from continuing operations for the year ended December 31, 1998 were $27,738,000, an increase of $7,179,000 or 35% from the comparable 1997 period. During 1998 the Company established several new sales offices throughout the country, and increased its sales force. The Company also benefited from its appointment as a Lucent Authorized Remarketing Supplier of Classic Lucent telephone equipment ("ARS"). These factors resulted in a 33% increase in end user equipment sales. The increase in revenues was also attributable to 66% growth in equipment sales to dealers and other resellers, and a 16% growth in service revenues, consisting principally of installations, event coordination and equipment rentals. End user equipment sales revenues accounted for 81% of revenues in 1998 (82% in 1997), while revenues from dealers and other equipment resellers accounted for 13% (11% in 1997) and services accounted for 6% of revenues (7% in 1997). As a part of its agreement in becoming an ARS, in February 1999 the Company transferred its new key system dealer base to another Lucent distributor. Revenues from this dealer base accounted for 10% of revenues in 1998 (8% in 1997). The Company anticipates that this loss in revenue will be offset by increased revenues under the ARS agreement.

Gross Profit

      Gross profit from continuing operations for the year ended December 31, 1998 was $6,922,000, an increase of $1,823,000 or 36% from the comparable 1997 period. The overall gross profit margin was 25% of revenues during both 1998 and 1997. License fees paid in 1998 to Lucent for equipment sales under the ARS program reduced the gross profit margin by 1 percentage point however, this was offset by lower overhead costs per sales dollar on the higher volume sales level. The Company anticipates that the gross profit margin will remain at the current level for 1999.

Selling, General & Administrative ("SG&A") Expenses

      SG&A expenses from continuing operations for the year ended December 31, 1998 were $5,926,000, an increase of $818,000 or 16% over the comparable 1997 period. SG&A expenses were 21% of revenues in 1998, versus 25% for the comparable 1997 period. Sales and marketing expenses accounted for 75% of the increase in SG&A due to increased sales compensation expenses resulting from increased sales and sales support personnel and commission payments on a higher sales volume, and from increased travel expenses in connection with supporting its remote salespersons and marketing the new ARS program to Lucent sales offices nationwide. Higher facility occupancy costs, including increased depreciation expense from fixed assets purchased in connection with the Company's 1997 business relocation, accounted for approximately 20% of the SG&A growth over 1997.

Interest Expense and Other Income

      Interest expense increased $68,000 or 33% in 1998 versus 1997. The increase was attributable to higher average debt levels as compared with the prior year. Other income from continuing operations for the years ended December 31, 1998 and 1997 consisted principally of interest earned on the Company's invested cash.

Year Ended December 31, 1997 Versus Year Ended December 31, 1996

Net  Income (Loss)

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

Revenues

      Revenues from continuing operations for the year ended December 31, 1997 were $20,559,000, an increase of $4,253,000 or 26% from the
comparable 1996 period.   The increase was attributable to sales of new
products principally through the Company's associated dealers, increased end user secondary market equipment sales, and increased service revenues. Telephone equipment sales revenues accounted for approximately 93% of revenues in 1997 and in 1996, while service revenues comprised 7% of revenues in both years.

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

Selling, General & Administrative ("SG&A") Expenses

      SG&A expenses from continuing operations for the year ended December 31, 1997 were $5,108,000, an increase of $1,558,000 or 44% over the comparable 1996 period. SG&A expenses were 25% of revenues in 1997, compared with 22% for the comparable 1996 period. The increase in SG&A in 1997 was principally attributable to (i) higher average employment levels and associated compensation costs, as the Company increased its sales, marketing, customer and technical support staff, developed a network of associate dealers, and expanded its sales territories and product lines, and (ii) higher facility rental and occupancy costs, including increased depreciation expense from fixed assets purchased in connection with the Company's relocation to its larger headquarters in East Hartford, Connecticut.

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

Liquidity and Capital Resources

      Working capital, defined as current assets less current liabilities, at December 31, 1998 was $7,399,000, an increase of $959,000 from the $6,440,000 of working capital at December 31, 1997. The working capital ratio at December 31, 1998 was approximately 2.4 to 1 versus 3.1 to 1 at December 31, 1997. The decline in the ratio was principally attributable to the use of cash and short term borrowings to finance the increase in inventories during the fourth quarter of 1998.

      Operating activities used $2,424,000 during the year ended December 31, 1998, principally as a result of a $4,267,000 increase in inventories. The increase in inventories was attributable to (i) a special purchase by the Company of approximately $2 million of new equipment from Lucent in advance of a scheduled price increase, (ii) higher stocking levels of equipment refurbished by Farmstead to be sold under the Classic Lucent trademark, and (iii) increased inventories of equipment acquired from trade-ins and customer bids, requiring repair and refurbishing by Farmstead before it can be sold.

      Investing activities used $214,000 during the year ended December 31, 1998, from the purchase of telecommunications and computer equipment for the Company's internal use. The Company has no material fixed asset purchases planned for 1999.

      Financing activities generated $2,126,000 during the year ended December 31, 1998, from advances under the Company's inventory financing and revolving credit facilities. On October 1, 1998 the Company's credit facility with Finova Capital Corporation ("Finova") was increased to $4 million, and on February 4, 1999 further increased to $5 million, until March 31, 1999 at which time it will revert back to a $2 million facility. The credit line has been used to finance Lucent products purchased directly from Lucent or from approved Lucent distributors. Such advances are repayable, interest-free, in either two or three equal monthly installments, depending upon the product purchased. As of December 31, 1998, outstanding borrowings aggregated $3,082,000, and all borrowings are secured by the Company's inventories.

      The Company also maintains a $6 million revolving loan facility with First Union National Bank, expiring May 30, 2000. Under the current agreement, effective January 1, 1999, borrowings are advanced at 75% of eligible accounts receivable, bear interest at LIBOR plus 2.75% (7.8% at December 31, 1998) and are secured by all of the Company's assets excluding inventories. The agreement requires the Company to maintain a minimum tangible net worth of $5.75 million, increasing to $6 million at December 31, 1999, and to maintain certain debt to net worth and debt service coverage ratios. In addition, the agreement restricts fixed asset purchases and does not allow the payment of cash dividends without the consent of the lender. There is no requirement to maintain compensating balances under the agreement. As of December 31, 1998, the unused portion of the credit facility was $4.3 million, of which approximately $1.2 million was available under the borrowing formula. The average and highest amounts borrowed during the year ended December 31, 1998 were approximately $2,329,000 and $3,673,000, respectively. Borrowings are dependent upon the continuing generation of collateral, subject to the credit limit. The weighted average interest rate on this facility debt was 9.5% for 1998 and 10.1% for 1997.

      The Company believes that it has sufficient capital resources, in the form of cash and availability under its credit facilities, to satisfy its current working capital obligations, although there can be no assurances that this will be the case. The Company is currently reviewing its working capital financing needs with its current lenders, and expects to maintain its facilities at their current levels. The Company believes it can obtain similarly structured credit facilities from other credit providers on terms not materially less favorable to the Company than its present terms. Inflation has not been a significant factor in the Company's operations.

YEAR 2000 READINESS DISCLOSURES

      The Company considers "Year 2000 ("Y2K") compliant" products to be those which, when used in accordance with their associated documentation, will not fail to perform in accordance with their specifications or as otherwise warranted, in any manner that is material and adverse to the customer, as relating to the product's handling of calendar dates provided, however, that the products are used only with services, products and/or software that are themselves Y2K compliant and which properly exchange accurate date data with each other. During 1998, the Company formed a Y2K Project Team to conduct an assessment of its internal business systems and products. The Team is directed by the Company's Vice President of Operations and includes other members of senior management. The Company additionally set up a Year 2000 website at www.farmstead.com that provides Year 2000 product information as well as information on the progress of the Company's Year 2000 efforts.

      The Company's significant internal computer-based systems consist of hardware and packaged software purchased from outside vendors, which operate in a Windows NT Local Area Network environment. The Company plans to upgrade to Year 2000 compliant versions of these systems and equipment, and upgrade its internal use personal computers, by the end of April, 1999. The Company also plans to have a contingency plan developed by the end of September, 1999 which will address potential operational problems and customer support problems in the event an interruption in its normal operating environment should occur. The Company currently estimates that the costs to upgrade its internal use computer- based systems and associated computer hardware to Y2K compliant products will not exceed $25,000.

      The Company distributes and resells telecommunications parts and
systems manufactured by Lucent.   Lucent is also the Company's major
product supplier. As such, the Company relies upon representations made by Lucent as to the Year 2000 compliance status of its products. Based upon information disseminated by Lucent, the Company believes that those Lucent products from which the Company principally derives its sales revenues are either currently Year 2000 compliant, or can be upgraded to a compliant
version.   For products determined to be non-compliant, our policy is to assist our customers in obtaining Y2K compliant components or system upgrades at a reasonable cost when, and if, Y2K compliant versions are subsequently made available.

      To ensure the continued delivery of third party products and services, Farmstead has sent surveys to its major suppliers and has been assessing their responses. Since almost all of Farmstead's major suppliers are still engaged in executing their own readiness plans, Farmstead cannot, at this time, fully assess the Year 2000 risks to its supply chain. We will continue to monitor the Year 2000 status of our major suppliers and will develop appropriate contingent responses as these risks become clearer.

      The Company believes that it is taking the necessary steps to resolve Year 2000 issues and to lessen the risks associated therein. The risks to the Company from a failure to resolve Year 2000 issues, either in its internal systems or from a failure on the part of its major suppliers and key business partners, are perceived by management to be similar for other businesses in the Company's industry and for other businesses generally. The Company is reliant upon its outside vendors to provide Y2K compliant upgrades to the Company's internal computer systems. The failure of the Company to obtain such Y2K compliant products could result in a temporary inability to process transactions, ship product, send invoices, or engage in similar normal operating activities on a timely basis. In such event, the Company's operating results, including sales levels or cash flow could be adversely affected. The Company believes, however, that this is mitigated somewhat by the Company's relatively small size and transaction volumes, such that manual processing procedures could be quickly implemented to accommodate most significant internal processes.

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

Forward-Looking Statements

      The Company's prospects are subject to certain uncertainties and risks. The discussions set forth in this Form 10-KSB report contain certain statements, based on current expectations, estimates, forecasts and projections about the industry in which the Company operates and management's beliefs and assumptions, which are not historical facts and are considered forward-looking statements within the meaning of the federal securities laws. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of certain risks, uncertainties and assumptions which are difficult to predict. They include, among other factors, general economic conditions and growth in the telecommunications industry, competitive factors and pricing pressures, changes in product mix, product demand, risk of dependence on third party suppliers, Y2K problems and other risk factors detailed in this report, described from time to time in the Company's other Securities and Exchange Commission filings, or discussed in the Company's press releases. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Company. All forward-looking statements included in this document are based upon information available to the Company on the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7.   Financial Statements

      The following report and financial statements of the Company are contained on the pages indicated:

                                                                Page
                                                                ----

Report of Deloitte & Touche LLP                                  15
Consolidated Balance Sheets - December 31, 1998 and 1997         16
Consolidated Statements of  Operations - Years Ended
 December 31, 1998 and 1997                                      17
Consolidated Statements of Changes in Stockholders'
 Equity - Years Ended  December 31, 1998 and 1997                18
Consolidated Statements of Cash Flows - Years Ended
 December 31, 1998 and 1997                                      19
Notes to Consolidated Financial Statements                       20

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.


                                  PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons;Compliance with Section 16 (a) of the Exchange Act

      Incorporated by reference to the Company's proxy statement which the Company intends to file with the Securities and Exchange Commission within 120 days after the close of its fiscal year. In the event the Company is unable to file its proxy statement within such time, an amended Form 10-KSB will be filed in lieu thereof.

                      Executive Officers of the Company
                     (Information as of January 1, 1999)


                                   First
                                 Became An
                                 Executive
         Name             Age    Officer in          Position(s) Held
-----------------------   ---    ----------    ----------------------------

George J. Taylor, Jr. *    56       1984       Chairman of the Board,
                                               President, Chief Executive
                                               Officer

Robert G. LaVigne *        47       1988       Executive Vice President,
                                               Chief Financial Officer,
                                               Secretary, Treasurer

Alexander E. Capo          48       1987       Vice President - Sales

Joseph A. Novak, Jr.       55       1993       Vice President - Operations

Neil R. Sullivan           47       1994       Vice President- Accounting &
                                               Administration, Assistant
                                               Secretary

Robert L. Saelens          53       1997       Vice President - Marketing

--------------------
<F*>  Member of the Board of Directors.


      George J. Taylor, Jr., Chairman of the Board of Directors and Chief Executive Officer of the Company (including its predecessors) since 1984, and President since 1989. Member of the Compensation Committee of the Board of Directors (until February 24, 1998). President of Lease Solutions, Inc. (formerly Farmstead Leasing, Inc.), a business products and automobile leasing company, from 1981 to 1993. Vice President - Marketing and Sales for National Telephone Company from 1977 to 1981. Director of Beijing Antai Communication Equipment Company, Ltd. ("ATC"). Mr. Taylor was one of the founders of the National Association of Telecommunication Dealers, has been a member of, or advisor to, its Board of Directors since its inception in 1986, and for two years served as its President and Chairman. Brother of Mr. Hugh M. Taylor, a Director of the Company.

      Robert G. LaVigne, Executive Vice President since July 1997. Chief Financial Officer, Corporate Secretary and Treasurer since 1988. Vice President - Finance & Administration from 1988 until July 1997. General Manager of the domestic telephone equipment division from January 1994 until October 1994. Controller of Economy Electric Supply, Inc., a distributor of electrical supplies and fixtures, from 1985 to 1988. Corporate Controller of Hi-G, Inc., a manufacturer of electronic and electromechanical components, from 1982 to 1985. Certified Public Accountant. Director of ATC.

      Alexander E. Capo, Vice President - Sales since July 1997.  Vice
President - Sales & Marketing from 1987 until July 1997.   Director of
Sales for The Farmstead Group, Inc. from 1985 to 1987. Sales Manager for the National Telephone Company from 1972 to 1983.

      Joseph A. Novak, Jr., Vice President - Operations since 1993. General Manager of Farmstead Asset Management Services, LLC from 1996 to
1997.   Prior to 1990, he was employed  by AT&T for 28 years, serving in various operational and sales management capacities. Vice General Manager and a Director of ATC.

      Neil R. Sullivan, Vice President - Accounting & Administration since July 1997. Vice President & General Manager of the domestic telephone equipment division from August 1996 to July 1997. Corporate Controller from October 1994 to August 1996. Assistant Secretary of the Company since 1994. From 1981 to 1994 he was employed by Zero Corporation ("Zero"), a manufacturer of cabinets, cooling equipment and containers for the electronics industry. Mr. Sullivan was Controller of various divisions of Zero from 1981 to 1991, and was Vice President/General Manager of the Zero-East division from 1991 to 1994.

      Robert L. Saelens, Vice President - Marketing since June 1997. President of Saelens & Associates, a marketing consulting firm, from 1989 to 1997. President of Baker, Bateson & Saelens, Inc., a marketing consulting firm, from 1982 to 1989. Prior thereto Mr. Saelens served for ten years in the Creative and Strategic planning departments of the J. Walter Thompson Corporation.

Item 10.  Executive Compensation

          Incorporated by reference to the Company's proxy statement which the Company intends to file with the Securities and Exchange Commission within 120 days after the close of its fiscal year. In the event the Company is unable to file its proxy statement within such time, an amended Form 10-KSB will be filed in lieu thereof.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

      Incorporated by reference to the Company's proxy statement which the Company intends to file with the Securities and Exchange Commission within 120 days after the close of its fiscal year. In the event the Company is unable to file its proxy statement within such time, an amended Form 10-KSB will be filed in lieu thereof.

Item 12.  Certain Relationships and Related Transactions

      Incorporated by reference to the Company's proxy statement which the Company intends to file with the Securities and Exchange Commission within 120 days after the close of its fiscal year. In the event the Company is unable to file its proxy statement within such time, an amended Form 10-KSB will be filed in lieu thereof.

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibits:  See Index to Exhibits on page 28.

(b) Reports on Form 8-K:   The registrant did not file any reports on Form
8-K during the fourth quarter of 1998.

PAGE  13

                                 SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 1999.

                                       FARMSTEAD TELEPHONE GROUP, INC.

                                       By: /s/ George J. Taylor, Jr.
                                           -------------------------
                                           George J. Taylor, Jr.
                                           Chairman of the Board, Chief
                                           Executive Officer and President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 19, 1999.

Signature                              Title
---------                              -----

/s/ George J. Taylor, Jr.              Chairman of the Board,
------------------------------         Chief Executive Officer and
George J. Taylor, Jr.                  President
                                       (Principal Executive Officer)

/s/ Robert G. LaVigne                  Executive Vice President, Chief
------------------------------         Financial Officer, Secretary and
Robert G. LaVigne                      Director (Principal Financial and
                                       Accounting Officer)

/s/ Harold L. Hansen                   Director
------------------------------
Harold L. Hansen

/s/ Hugh M. Taylor                     Director
------------------------------
Hugh M. Taylor

/s/ Joseph J. Kelley                   Director
------------------------------
Joseph J. Kelley

                       REPORT OF DELOITTE & TOUCHE LLP

                        INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Farmstead Telephone Group, Inc.
East Hartford, Connecticut

We have audited the accompanying consolidated balance sheets of Farmstead Telephone Group, Inc. and subsidiary (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Farmstead Telephone Group, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

February 19, 1999

                       FARMSTEAD TELEPHONE GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS
                         December 31, 1998 and 1997


(In thousands, except share data)                              1998       1997
-------------------------------------------------------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                                  $   590    $ 1,102
  Accounts receivable, less allowance for doubtful
   accounts of $287 in 1998 and $579 in 1997                   4,950      5,077
  Inventories                                                  6,850      2,583
  Net assets of discontinued operations (Note 6)                   -        560
  Other current assets                                           194        181
-------------------------------------------------------------------------------
Total Current Assets                                          12,584      9,503
-------------------------------------------------------------------------------
Property and equipment, net (Note 3)                             845        935
Other assets                                                      69        391
-------------------------------------------------------------------------------
Total Assets                                                 $13,498    $10,829
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $ 1,442    $ 1,560
  Borrowings under inventory finance agreement (Note 5)        3,082        889
  Current portion of long-term debt (Note 5)                      78         69
  Accrued expenses and other current liabilities (Note 4)        583        545
-------------------------------------------------------------------------------
Total Current Liabilities                                      5,185      3,063
-------------------------------------------------------------------------------
Long-term debt (Note 5)                                        1,916      1,997
Other liabilities (Note 11)                                       53          -
-------------------------------------------------------------------------------
Total Liabilities                                              7,154      5,060
-------------------------------------------------------------------------------

Commitments and contingencies  (Note 10)

Stockholders' Equity:
  Preferred stock, $0.001 par value; 2,000,000 shares
   authorized; no shares issued and outstanding                    -          -
  Common stock, $0.001 par value; 30,000,000 shares
   authorized; 3,264,579 and 3,262,329 shares issued
   and outstanding in 1998 and 1997, respectively                  3          3
  Additional paid-in capital                                  12,200     12,196
  Accumulated deficit                                         (5,859)    (6,430)
-------------------------------------------------------------------------------
Total Stockholders' Equity                                     6,344      5,769
-------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                   $13,498    $10,829
===============================================================================


See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   Years Ended December 31, 1998 and 1997


(In thousands, except per share amounts)                               1998       1997
---------------------------------------------------------------------------------------

Revenues                                                             $27,738    $20,559
Cost of revenues                                                      20,816     15,460
---------------------------------------------------------------------------------------
Gross Profit                                                           6,922      5,099
Selling, general and administrative expenses                           5,926      5,108
---------------------------------------------------------------------------------------
Operating Income (Loss)                                                  996         (9)
---------------------------------------------------------------------------------------
Interest expense                                                         272        204
Equity in losses of unconsolidated subsidiaries (Note 9)                   -         40
Write-down of investments in unconsolidated subsidiaries (Note 9)          -        404
Other income                                                             (72)      (100)
---------------------------------------------------------------------------------------
Income (loss) from continuing operations before income taxes             796       (557)
Provision for income taxes                                                16         43
---------------------------------------------------------------------------------------
Income (Loss) From Continuing Operations                                 780       (600)
---------------------------------------------------------------------------------------
Discontinued Operations (Note 6):
  Loss from operations                                                   (14)    (1,058)
   Loss on sale of discontinued operation                               (195)      (208)
---------------------------------------------------------------------------------------
Loss From Discontinued Operations                                       (209)    (1,266)
---------------------------------------------------------------------------------------
Net Income (Loss)                                                    $   571    $(1,866)
=======================================================================================

Net Income (Loss) per Common Share
Basic and diluted net income (loss) per common share:
  From continuing operations                                         $   .23    $  (.18)
  From discontinued operations                                          (.06)      (.39)
---------------------------------------------------------------------------------------
Basic and diluted net income (loss) per common share                 $   .17    $  (.57)
---------------------------------------------------------------------------------------

Weighted Average Common Shares Outstanding
Basic weighted average common shares                                   3,264      3,262
Dilutive effect of stock options                                         140          -
---------------------------------------------------------------------------------------
Diluted weighted average common and common equivalent shares           3,404      3,262
---------------------------------------------------------------------------------------


        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CHANGES
                           IN STOCKHOLDERS' EQUITY
                   Years Ended December 31, 1998 and 1997


                                  Common Stock      Additional
                                ----------------     paid-in      Accumulated
(In thousands)                  Shares    Amount     capital        deficit      Total
---------------------------------------------------------------------------------------

Balance at December 31, 1996    3,262      $  3      $12,196        $(4,564)    $ 7,635
Net loss                            -         -            -         (1,866)     (1,866)
---------------------------------------------------------------------------------------
Balance at December 31, 1997    3,262         3       12,196         (6,430)      5,769
Stock options exercised             2         -            4              -           4
Net income                          -         -            -            571         571
---------------------------------------------------------------------------------------
Balance at December 31, 1998    3,264      $  3      $12,200        $(5,859)    $ 6,344
=======================================================================================


        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years Ended December 31, 1998 and 1997


(In thousands)                                                            1998       1997
------------------------------------------------------------------------------------------

Operating Activities:
Net income (loss)                                                        $  571    $(1,866)
Adjustments to reconcile net income (loss) to net cash flows used by operating activities:
  Depreciation and amortization                                             309        308
  Equity in undistributed losses of unconsolidated subsidiaries               -         40
  Write-down of investments in unconsolidated subsidiaries                    -         77
  Write-down of accounts receivable from unconsolidated subsidiary            -        265
Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable                                127     (1,550)
  (Increase) decrease in inventories                                     (4,267)       528
  Decrease (increase) in other assets                                       303        (32)
  Decrease in accounts payable, accrued expenses and
   other current liabilities                                                (27)      (431)
  Decrease in net assets of discontinued operations                         560        462
------------------------------------------------------------------------------------------
Net cash used by operating activities                                    (2,424)    (2,199)
------------------------------------------------------------------------------------------
Investing Activities:
Purchases of property and equipment                                        (214)      (552)
Redemptions of coupons                                                        -         60
------------------------------------------------------------------------------------------
Net cash used in investing activities                                      (214)      (492)
------------------------------------------------------------------------------------------
Financing Activities:
Bank and inventory finance borrowings                                     2,185        682
Repayments of capital lease obligation                                      (63)       (50)
Proceeds from exercise of stock options                                       4          -
------------------------------------------------------------------------------------------
Net cash provided by financing activities                                 2,126        632
------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                  (512)    (2,059)
Cash and cash equivalents at beginning of year                            1,102      3,161
------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                 $  590    $ 1,102
==========================================================================================

Supplemental schedule of non-cash financing and investing activities:
Purchase of assets under capital lease obligation                        $    -    $   419

Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest                                                               $  272    $   204
  Income taxes                                                               14         49


        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Operations

      Farmstead Telephone Group, Inc. ("Farmstead" or the "Company") is principally engaged as (i) a secondary market reseller, and authorized Lucent Dealer of remanufactured and refurbished Lucent Technologies, Inc. ("Lucent") telecommunications parts and systems, and (ii) as an authorized Lucent dealer for certain new telecommunications products. These Lucent products are primarily customer premises-based private switching systems and peripheral products, including voice processing systems. The Company also provides telecommunications equipment repair and refurbishing, rental, inventory management, and related value-added services. The Company sells its products and services primarily to both large and small end-user businesses, government agencies, and other secondary market dealers. During the two years ended December 31, 1998, no single customer accounted for more than 10% of revenues from continuing operations except for Lucent, which accounted for 15% of 1998 revenues.

Principles of Consolidation

      The consolidated financial statements presented herein include the accounts of the Company and its wholly-owned subsidiary, FTG Venture Corporation (inactive). Investments in companies in which ownership interests range from 20-50% and which the Company exercises significant influence but does not control, are accounted for under the equity method. All material intercompany transactions have been eliminated.

Accounting Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for the allowance for uncollectible accounts and notes receivable, inventory obsolescence, depreciation, taxes and contingencies, among others.

Revenue Recognition

      Revenues are recognized when products are shipped or when services are performed.

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

Income Taxes

      The Company provides for income taxes under the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Due to the availability of net operating loss carryforwards, federal tax expense consisted of alternative minimum taxes in 1998 and 1997, and state income tax expense consisted of minimum taxes in both years.

Net Income (Loss) Per Share

      Basic earnings (loss) per share was computed by dividing net income
(loss) (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Diluted earnings (loss) per share was computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants, unless their effect on net income (loss) per share is antidilutive.

Segment Information

      In the opinion of management, the Company operates in one industry segment, which is the sale of telecommunications equipment.

2.    CASH AND CASH EQUIVALENTS

      Cash and cash equivalents at December 31, 1998 includes an investment in a money market fund consisting of high quality short term instruments, principally U.S. Government and Agency issues and commercial paper.

3.    PROPERTY AND EQUIPMENT, NET

      As of December 31, the components of property and equipment, net were as follows (in thousands):


                                                         1998      1997
      ------------------------------------------------------------------

      Equipment                                         $  925    $  820
      Furniture and fixtures                                84       102
      Leasehold improvements                                85        78
      Leased equipment under capital lease                 415       419
      ------------------------------------------------------------------
                                                         1,509     1,419
      Less accumulated depreciation and amortization      (664)     (484)
      ------------------------------------------------------------------
      Property and equipment, net                       $  845    $  935
      ==================================================================


      Leased equipment under capital lease at December 31, 1998 and 1997 consisted principally of office furniture, equipment and computer equipment acquired in connection with the Company's 1997 facility relocation. The accumulated amortization of the leased equipment was $150,000 and $61,000 at December 31, 1998 and 1997, respectively.

4.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      As of December 31, the components of accrued expenses and other liabilities were as follows (in thousands):


                                                          1998    1997
        --------------------------------------------------------------

        Salaries, commissions and benefits                $501    $480
        Other                                               82      65
        --------------------------------------------------------------
        Accrued expenses and other current liabilities    $583    $545
        ==============================================================


5.    DEBT OBLIGATIONS

      Inventory Financing Agreement:
      ------------------------------

      On June 6, 1997, the Company entered into a $2 million line of credit agreement with AT&T Commercial Finance Corporation which, in December 1997 was transferred to Finova Capital Corporation ("Finova"). The agreement formally expired in April 1998, however it has since continued on a discretionary basis. On October 1, 1998 the credit facility was increased to $4 million, and on February 4, 1999 further increased to $5 million, until March 31, 1999 at which time it will revert back to a $2 million facility. The credit line has been used to finance Lucent products purchased directly from Lucent or from approved Lucent distributors. Such advances are repayable, interest-free, in either two or three equal monthly installments, depending upon the product purchased. Advances to finance Lucent products purchased from other vendors ("Other Eligible Inventory") are repayable in two equal monthly installments, bear interest at prime plus 1.5%, and are subject to a $500,000 borrowing limit. For products purchased directly from Lucent, the ratio of total collateral available to Finova (after deduction of any senior liens), to total Finova indebtedness must be at least 1.5 to 1. The ratio of Other Eligible Inventory to advances on Other Eligible Inventory must be at least 2 to 1. The Company is currently in compliance with these requirements. As of December 31, 1998, outstanding borrowings aggregated $3,082,000, and all borrowings are secured by the Company's inventories. The Company expects to either maintain the Finova credit facility at its present level, or obtain a similar facility with a new lender, on terms not materially less favorable to the Company than its present terms.

      Long-term  Debt:
      ----------------

      As of December 31, long-term debt obligations consisted of the following (in thousands):


                                                    1998      1997
            -------------------------------------------------------

            Bank revolving credit agreement (a)    $1,688    $1,697
            Obligation under capital lease (b)        306       369
            -------------------------------------------------------
                                                    1,994     2,066
            Less current portion                      (78)      (69)
            -------------------------------------------------------
            Long-term debt                         $1,916    $1,997
            =======================================================


      (a) On May 30, 1997, the Company entered into a two year, $3.5 million revolving loan agreement with First Union Bank of Connecticut (subsequently renamed First Union National Bank, hereinafter referred to as "First Union"), modifying and replacing a $2.5 million agreement with First Union. The agreement was further modified in December 1997 and, in October 1998, the credit facility was increased to $6 million and the expiration date was extended to May 30, 2000. The current agreement, which became effective January 1, 1999, reduced the rate charged on borrowings to LIBOR plus 2.75% (7.8% at December 31, 1998), borrowings are advanced at 75% of eligible accounts receivable and are secured by all of the Company's assets excluding inventories. The agreement requires the Company to maintain a minimum tangible net worth of $5.75 million, increasing to $6 million at December 31, 1999, and to maintain certain debt to net worth and debt service coverage ratios. In addition, the agreement restricts fixed asset purchases and does not allow the payment of cash dividends without the consent of the lender. There is no requirement to maintain compensating balances under the agreement. The Company was in compliance with these covenants and loan requirements at December 31, 1998. As of December 31, 1998, the unused portion of the credit facility was $4.3 million, of which approximately $1.2 million was available under the borrowing formula. The average and highest amounts borrowed during the year ended December 31, 1998 were approximately $2,329,000 and $3,673,000, respectively.
Borrowings are dependent upon the continuing generation of collateral, subject to the credit limit. The weighted average interest rate on the Company's outstanding debt was 9.5% for 1998 and 10.1% for 1997.

      (b) In May 1997, the Company entered into a five year, noncancelable lease agreement to finance $419,000 of office furniture, equipment and computer equipment acquired in connection with the Company's facility relocation. Monthly lease payments are $9,589, with a $1.00 purchase option at the end of the lease. The effective interest rate on the capitalized lease obligation is 13.29%. As of December 31, 1998 the future minimum annual lease payments are as follows (in thousands):


                  Year ending December 31:
                  ------------------------------------------

                    1999                                $115
                    2000                                 115
                    2001                                 115
                    2002                                  29
                  ------------------------------------------
                  Total minimum lease payments           374
                  Less amount representing interest      (68)
                  ------------------------------------------
                  Present value of net minimum lease
                   payments under capital lease         $306
                  ==========================================


      The carrying values of the Company's borrowings approximated their fair values at December 31, 1998 and 1997.

6.    DISCONTINUED OPERATIONS

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

      In September 1997, due to declining revenues and resulting operating losses, the Company entered into negotiations with an employee of FAMS for the sale of the Company's interest in FAMS. The sale transaction was completed in December 1997, effective October 1,1997. FAMS, LLC, a newly formed New Jersey corporation (the "Buyer") acquired all of the Company's interest in FAMS for $40,000 in cash and a $360,000 10% Note, payable in 60 monthly installments. The Note is secured by the assets of FAMS. For the year ended December 31, 1997, the Company recorded a loss on disposal of FAMS of $208,000, consisting of $116,000 representing the excess of the book value of the net assets sold over the sales proceeds, and $92,000 of other costs and expenses of the sale. During 1998 the Company recorded an additional $195,000 charge to reduce the carrying value of the FAMS, LLC note receivable to its estimated realizable value. During 1997, prior to the effective date of sale, FAMS recorded revenues of $799,000 and incurred an operating loss of approximately $578,000.

      Voice Processing Products
      --------------------------

      In January, 1994, the Company acquired certain operating assets of Cobotyx Corporation, Inc., a designer, manufacturer and supplier of voice processing systems, and expanded its entry into this marketplace and formed a voice processing products division operating under the trade name "Cobotyx". In December 1997, the Company decided to begin the process of divesting itself from this business, and during 1998, while actively looking for a buyer for certain of its assets and developed technologies, significantly downsized all related operations, including terminating product development activities. To date, the Company has not located a buyer for this business. For the years ended December 31, 1998 and 1997, Cobotyx voice processing product revenues approximated $605,000 and $1,479,000, respectively. The Company's loss from the operations of its voice processing products business was approximately $14,000 in 1998 and $480,000 in 1997. Net assets of discontinued operations at December 31, 1997 aggregated $560,000, and consisted principally of inventories and fixed assets.

7.    STOCK OPTIONS

      The Company's 1992 Stock Option Plan ("1992 Plan") permits the granting of options to employees, directors and consultants of the Company, which shall be either incentive stock options ("ISOs") as defined under
Section 422 of the Internal Revenue Code, or non-qualified stock options ("NSOs"). ISOs may be granted at no less than market value at the time of granting, with a maximum term of ten years except, for a 10% or more stockholder, the exercise price shall not be less than 110% of market value, with a maximum term of five years. NSOs may be granted at no less than 50% of market value at the time of granting, with a maximum of 10 years. The maximum number of shares issuable under the 1992 Plan, which expires in 2002, is 3,500,000.

      The Company's 1986 and 1987 Key Employees and Key Personnel Stock Option Plans have expired, however options previously granted under these plans may continue to be exercised in accordance with the terms of the
individual grants.   Options currently granted under all plans expire on
various dates through 2008.

      A summary of stock option transactions for each of the two years in the period ended December 31, 1998 is as follows:


                                                                   Weighted
                                                                    Average
                                      Number       Exercise        Exercise
                                    of  Shares    Price Range        Price
---------------------------------------------------------------------------

Outstanding at December 31, 1996      821,650     $1.56 - 11.80      $3.69
Granted                             1,000,109      1.88 -  3.75       2.18
Exercised                                   -                 -          -
Canceled or expired                  (914,150)     2.13 - 10.00       3.58
---------------------------------------------------------------------------
Outstanding at December 31, 1997      907,609      1.56 - 11.80       2.14
Granted                               919,570      1.19 -  2.69       1.94
Exercised                              (2,250)             2.00       2.00
Canceled or expired                   (63,500)     1.56 -  2.38       1.95
---------------------------------------------------------------------------
Outstanding at December 31, 1998    1,761,429     $1.19 - 11.80      $2.04
==========================================================================

As of December 31, 1998:
  Exercisable                       1,168,587     $1.56 - 11.80      $2.08
  Available for future grant        1,748,763


      The following summarizes information about stock options outstanding and exercisable as of December 31, 1998:


                                  Options Outstanding                        Options Exercisable
                   -------------------------------------------------    -----------------------------
                                     Weighted Avg.
                                      Remaining
Range of              Number      Contractual Life     Weighted Avg.       Number       Weighted Avg.
Exercise Prices    Outstanding         (Years)        Exercise Price    Exercisable    Exercise Price
---------------    -----------    ----------------    --------------    -----------    --------------

 $1.19 -  2.00      1,727,079           8.5                $1.96         1,139,237          $1.97
 $2.01 -  5.00         18,000           4.6                 3.65            15,000           3.84
 $5.01 - 11.80         16,350           5.0                 8.33            14,350           8.47


      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, compensation cost for stock options is recorded as the excess, if any, of the market price of the Company's common stock at the date of grant over the exercise price of the option. Had compensation cost for the Company's stock option plans been determined in accordance with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income (loss) and basic and diluted net income (loss) per share would have approximated the pro forma amounts shown below for each of the years ended December 31 (in thousands except per share data):


                                               1998                     1997
                                       ---------------------    ---------------------
                                          As                       As
                                       Reported    Pro forma    Reported    Pro forma
                                       --------    ---------    --------    ---------

Net income (loss)                        $571        $(525)     $(1,866)    $(2,315)
Basic net income (loss) per share         .17         (.16)        (.57)       (.71)
Diluted net income (loss) per share       .17         (.15)        (.57)       (.71)


      The fair value of stock options used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for both 1998 and 1997; expected volatility of 124% for 1998 (80% for 1997); risk-free interest rate of 4.93% for 1998 (5.37% for 1997), and an expected option holding period of 5 years for both 1998 and 1997.

8.    STOCKHOLDERS' EQUITY

      As of December 31, 1998, the following securities were outstanding:

      (a) 331,363 Underwriter Options, exercisable at $7.50 per unit, each unit consisting of one share of common stock, and one warrant to purchase
1.07 shares of common stock at $4.67. These options, and the underlying warrants, expire June 30, 2002. The Underwriter Options were issued in connection with the Company's 1987 initial public offering.

      (b) 183,579 warrants issued in connection with the Company's 1987 initial public offering, exercisable at $4.67 per share, and entitling the holder to purchase 1.07 shares of common stock. The warrants expire June 30, 2002. The warrants are redeemable at the option of the Company at $.05 per warrant, provided the average of the last reported sales price for ten consecutive business days, ending five days before notice of the redemption is given, of the common stock exceeds $11.25 per share.

      (c) 1,137,923 Redeemable Class A Common Stock Purchase Warrants ("Class A Warrant"), and 1,137,923 Redeemable Class B Common Stock Purchase Warrants ("Class B Warrant"), each exercisable at $2.00 per share, and entitling the holder to purchase one share of common stock. These warrants expire August 12, 2001. The warrants are redeemable at the option of the Company at $.10 per warrant, provided the average of the last reported sales price for twenty consecutive business days, ending five days before notice of the redemption is given, of the common stock exceeds $2.90 per share.

      Effective September 3, 1998, the Company obtained the written consent of the holders of its Class A and Class B Warrants of a unified proposal to
(a) reduce the present exercise price of the Class A and Class B Warrants from $5.28 and $6.09, respectively to $2.00, (b) reduce the Target Price (as defined in the Warrant Agreements) of these Warrants from $6.09 and $6.90, respectively, to $2.90, (c) establish the minimum period by which the Company must notify holders of the Warrants of future modifications to the Warrant Agreements at 20 calendar days, and (d) provide for proportional increases and decreases in the Target Price of the Warrants upon future changes (if any) in the exercise price of the Warrants without the need of the Company to seek additional approval from the Warrant holders. The primary purpose of soliciting the consent of the warrant holders was to raise capital in the near term for general working capital purposes, by increasing the likelihood that, due to the proposed reductions in the exercise prices and Target Prices, the warrants may be exercised sooner than as currently contemplated under their present exercise and Target Prices.

      (d) 89,948 Representative Warrants to purchase 89,948 units at an exercise price of $2.90 per unit. Each unit consists of one share of common stock, one Class A Warrant and one Class B Warrant. The Representative Warrants were issued in 1986 to the Company's underwriter in connection with a secondary offering of securities, at an original exercise price of $6.70 per unit. During 1998 the Company's Board of Directors voted to reduce the exercise price to $2.90 per unit. The Representative Warrants expire September 16, 2001.

9.    INVESTMENT IN  UNCONSOLIDATED SUBSIDIARIES

      In May 1995, the Company acquired a 50% interest in Beijing Antai Communication Equipment Co., Ltd. ("ATC"), for a purchase price of $100, plus a $390,000 capital contribution to ATC. ATC, located in Beijing, Peoples Republic of China ("PRC"), was formed in October 1992 as a Joint Venture Enterprise, and is also owned 50% by Beijing Aquatic Products Inc. ATC, previously a distributor for the Company in the PRC, was acquired by the Company to market, install and service telecommunications products which were developed for use in the PRC. These products included used Lucent PBX equipment, and central office equipment, consisting of proprietary Chinese system software, proprietary digital and analog interfaces, and a proprietary billing system, the combination of which would enable the PBX equipment to be operated as a small central office.
In June 1997, due principally to fiscal year 1997 operating losses at ATC, and a shift in the Company's focus to domestic business development, the Company established a full reserve against both the $77,000 balance of its investment in, and its $265,000 accounts receivable from, ATC, resulting in a $342,000 non-cash charge against 1997 earnings. The Company expects to divest its ownership interest in ATC in 1999.

      In June 1996, the Company acquired a 40% interest in TeleSolutions, Inc., formed in association with other Philippine investors for the purpose of refurbishing, installing and selling telecommunications equipment in the Republic of the Philippines. In June 1997, the owners decided to close the operation. As a result, in 1997 the Company wrote off $52,000 of inventory located at TeleSolutions, Inc., and expensed $10,000 in closing costs.

      The following table shows the changes in the Company's investment in unconsolidated subsidiaries during the year ended December 31, 1997 ($000's):


                                                         1997
                 --------------------------------------------

                 Investment at beginning of year         $117
                 Equity in unconsolidated subsidiary:
                 Equity in net losses                     (34)
                 Amortization of excess of cost over
                  equity in net assets                     (6)
                 Write-down of investment balance         (77)
                 --------------------------------------------
                 Investment at end of year               $  -
                 ============================================


10.   LEASES AND OTHER COMMITMENTS AND CONTINGENCIES

      In November 1996, the Company entered into a five-year lease, commencing February 1997, for a 34,760 square foot building in East Hartford, CT into which it relocated its operations. Under the terms of the lease agreement, the minimum monthly rental is $13,759 for the first two years, $14,483 for year three, and $15,207, for years four and five. The lease agreement contains two three-year renewal options. Rent expense was $173,796 in 1998 and $197,000 in 1997. Future minimum lease payments at December 31, 1998 are as follows: $172,348 for 1999, $181,036 for 2000,
$182,484 for 2001, and $30,414 for 2002, totaling $566,282.

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

      The agreement provides severance pay for the CEO during the term should the Company terminate the agreement without cause, or in the event of a change in control of the Company, as defined. During the Active Period, severance pay will equal three times (i) the amount of the then-current base pay, plus (ii) the average bonus paid during the three most recent years. During the Limited Period, severance pay will equal three times the total amount that would have been due for the time remaining in the Limited Period.

11.   EMPLOYEE BENEFIT PLANS

      Effective January 1, 1998, the Company adopted a Supplemental Executive Retirement Plan ("SERP") for the benefit of its CEO. The SERP is a "target" benefit plan, structured to provide the CEO with an annual retirement benefit, payable over 15 years beginning at age 65, in an amount equal to one-third of the CEO's average final three-year salary, however in no event less than $100,000 per year. The SERP is being funded through a Company-owned life insurance policy which has a projected $50,000 annual premium for ten years. The cash surrender value of this policy was $23,382 at December 31, 1998. For the year ended December 31, 1998, the Company expensed $53,009, consisting of service cost of $49,541 and interest cost of $3,468. The Company used the Projected Unit Credit Method and a 7% interest rate in determining these amounts.

      Effective July 1, 1998, the Company adopted a split dollar life insurance program for its officers and certain key employees as a means of providing a life insurance benefit and a future retirement benefit. Under this program, the Company may make discretionary contributions of up to 10% of each participant's annual compensation, which amounted to $46,248 in 1998. For the year ended December 31, 1998, the Company expensed $18,603. The accumulated value of each participant's account vests with the participant over a ten year period, based on years of service, with each participant 100% vested upon the later of attainment of age 65 or the completion of five years of service with the Company.

12.   INCOME TAXES

      Current income tax expense attributable to income from continuing operations consisted of state income tax expense of $6,000 and federal income tax expense of $10,000 in 1998, and state income tax expense of $24,000 and federal income tax expense of $19,000 in 1997. There was no deferred federal or state income tax expense in either of those years.

      Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income (loss) as a result of the following (in thousands):


                                                                  1998     1997
-------------------------------------------------------------------------------

Computed "expected" tax expense (benefit)                         $199    $(634)
Increase (reduction) in income taxes
 resulting from:
State and local income taxes, net of federal
 income tax benefit                                                  9       16
Nondeductible life insurance                                        20        -
Unutilized loss of foreign subsidiary                                -      133
(Realized) unrealized benefit of operating  loss carryforwards    (228)     506
Other                                                               16       22
-------------------------------------------------------------------------------
Income tax expense                                                $ 16    $  43
===============================================================================


      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows (in thousands):


                                                      1998      1997
---------------------------------------------------------------------

Deferred tax assets:
Accounts receivable, principally due to allowance
 for doubtful accounts                               $  221    $  125
Inventories, principally due to additional costs
 inventoried for tax purposes pursuant to the
 Tax Reform Act of 1986                                 155       139
Net operating loss and capital loss carryforwards       961     1,133
Other                                                    43         8
---------------------------------------------------------------------
Total gross deferred tax assets                       1,380     1,405
Less valuation allowance                             (1,380)   (1,405)
---------------------------------------------------------------------
Net deferred tax assets                              $    -    $    -
=====================================================================
Deferred tax liabilities                             $    -    $    -
=====================================================================


      The valuation allowance is considered prudent as of December 31, 1998 due to the Company's past history of cumulative operating losses. The Company has net operating loss carryforwards for federal income tax purposes of approximately $2,759,000 available at December 31, 1998. No federal income tax provision has been made in the accompanying financial statements, except for alternative minimum taxes, because of the presence of these net operating loss carryforwards which expire on various dates through 2017.

INDEX TO EXHIBITS

      The following documents are filed as Exhibits to this report on Form 10-KSB or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included such document.

 3(a)    Certificate of Incorporation [Exhibit 3(a) to the S-18
         Registration Statement of the Company's securities declared effective on April 13, 1987 (File No. 3-9556B)]
 3(b) Amendment of Certificate of Incorporation [Exhibit 3(a) to Amendment No. 2 to SB-2 Registration Statement dated July 22, 1996 (Registration No. 333-5103)]
 3(c) By-Laws [Exhibit 3(b) to the S-18 Registration Statement of the Company's securities declared effective on April 13, 1987 (File
         No. 3-9556B)]
 4(a) Form of Unit Warrant [ Exhibit 4(a) to the S-18 Registration Statement of the Company's securities declared effective on April 13, 1987 (File No. 3-9556B)]
 4(b) Amended Form of Underwriter's Option [ Exhibit 4(b) to the S-18 Registration Statement of the Company's securities declared effective on April 13, 1987 (File No. 3-9556B)]
 4(c) Resolutions adopted by Unanimous Written Consent of the Company's Board Of Directors dated as of July 9, 1992 amending terms of Warrants and Underwriter's Options [Exhibit 4(a) to the Form S-3 Registration Statement of the Company's securities declared effective on October 29, 1992 (Registration No. 33-50432)]
 4(d) 1992 Stock Option Plan [Exhibit 4(e) to the Annual Report on Form 10-K for the year ended December 31, 1992]
 4(e) Form of Underwriter's Warrant Agreement (including Form of Underwriter's Warrant) [Exhibit 4.2 to the SB-2 Registration Statement dated June 3, 1996 (Registration No. 333-5103)]
 4(f) Form of Warrant Certificate [Exhibit 4.1 to Amendment No. 2 to SB-2 Registration Statement dated July 22, 1996 (Registration No. 333-5103)]
 4(g) Form of Warrant Agreement [Exhibit 4.3 to Amendment No. 2 to SB-2 Registration Statement dated July 22, 1996 (Registration No. 333-5103)]
 4(h) Form of Unit Certificate [Exhibit 4.4 to Amendment No. 2 to SB-2 Registration Statement dated July 22, 1996 (Registration No. 333-5103)]
 4(i) Resolutions adopted by the Company's Board of Directors June 18, 1998, amending terms of Warrants and Underwriter's Options
10(a) Amendment to the 1986 Key Employees and Key Personnel Stock Option Plan previously filed as Exhibit No. 4(c) in the Form S-18 Registration Statement of Farmstead Telephone Group, Inc. declared effective on April 3, 1987 [Exhibit 10.5 to the Annual Report for the year ended December 31, 1988 on Form 10-K]
10(b) Amendment to the 1987 Key Employees and Key Personnel Stock Option Plan (previously filed as Exhibit No. 4(d) in the Form S-18 Registration Statement of Farmstead Telephone Group, Inc. declared effective on April 13, 1987 [Exhibit 10.6 to the Annual Report for the year ended December 31, 1988 on Form 10-K]
10(c) Certificate of Amendment of Certificate of Incorporation of Farmstead Telephone Group, Inc., dated July 10, 1991 [ Exhibit
         10.12 to the Annual Report for the year ended December 31, 1991 on Form 10-K]
10(d) Commercial Revolving Loan and Security Agreement dated June 5, 1995, between Farmstead Telephone Group, Inc. and Affiliated Business Credit Corporation [Exhibit 10.2 to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 1995]
10(e) Contract for Beijing Antai Communication Equipment Company Ltd., dated September 23, 1992 [Exhibit 10.3 to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 1995]
10(f) Letter agreement dated March 11, 1996, amending the Commercial Revolving Loan and Security Agreement dated June 5, 1995 between Farmstead Telephone Group, Inc. and Affiliated Business Credit Corporation [Exhibit 10.1 to the Annual report on Form 10-KSB for the year ended December 31, 1995]
10(g) Form of Underwriter's Consulting Agreement [ Exhibit 10.1 to the SB-2 Registration Statement dated June 3, 1996 (Registration No. 333-5103)]

10(h) Letter of Agreement dated June 3, 1996 between Farmstead Telephone Group, Inc. and Lucent Technologies, Inc. [Exhibit 10.2 to Amendment No. 1 to SB-2 Registration Statement dated July 22, 1996 (Registration No. 333-5103)]
10(i) Agreement of Lease By and between Tolland Enterprises and Farmstead Telephone Group, Inc., dated November 5, 1996 [Exhibit
         10.1 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996]
10(j) Letter agreement dated as of May 30, 1997 by and among Farmstead Telephone Group, Inc. (the "Borrower"), Farmstead Asset Management Services, LLC (the "Guarantor") and First Union Bank of Connecticut (successor-in-interest to Affiliated Business Credit Corporation) (the "Lender"), amending the Commercial Revolving Loan and Security Agreement dated June 5, 1995, as amended, between Borrower and Lender [Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997]
10(k) Third Amended and Restated Revolving Promissory Note, dated June 6, 1997, in the amount of $3,500,000 [Exhibit 10.2 to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997]
10(l) Agreement for Wholesale Financing, dated June 6, 1997, and related letter agreement dated June 3, 1997 [Exhibit 10.3 to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997]
10(m) Purchase and Sale Agreement, dated December 1, 1997 by and among Farmstead Telephone Group, Inc., FTG Venture Corporation, FAMS, LLC and Farmstead Asset Management Services, LLC [Exhibit 10.1 to the Annual report on Form 10-KSB for the year ended December 31, 1997]
10(n) Letter agreement dated December 1, 1997 by and among Farmstead Telephone Group, Inc., FTG Venture Corporation, FAMS, LLC and Farmstead Asset Management Services, LLC, amending the Purchase and Sale Agreement [Exhibit 10.2 to the Annual report on Form 10-KSB for the year ended December 31, 1997]
10(o) FAMS, LLC Promissory Note, dated December 1, 1997 in the principal amount of $360,000 [Exhibit 10.3 to the Annual report on Form 10-KSB for the year ended December 31, 1997]
10(p) Letter agreement dated as of December 1, 1997 by and among Farmstead Telephone Group, Inc. (the "Borrower"), Farmstead Asset Management Services, LLC (the "Guarantor") and First Union National Bank (successor-in-interest to Affiliated Business Credit Corporation), amending the Commercial Revolving Loan and Security Agreement dated June 5, 1995, and as amended May 30, 1997
         [Exhibit 10.4 to the Annual report on Form 10-KSB for the year ended December 31, 1997]
10(q) Employment Agreement dated as of January 1, 1998 between Farmstead Telephone Group, Inc. and George J. Taylor, Jr [Exhibit 10.5 to the Annual report on Form 10-KSB for the year ended December 31, 1997]
10(r) Supplemental Executive Retirement Plan, effective as of January 1, 1998 [Exhibit 10.6 to the Annual report on Form 10-KSB for the year ended December 31, 1997]
10(s) ARS Dealer Agreement Between Lucent Technologies and Farmstead Telephone Group, Inc. For Business Communications Systems
10(t) ARS License Agreement Between Lucent Technologies and Farmstead Telephone Group, Inc. For Authorized Remarketing Supplier Program
10(u) Letter agreement dated as of August 24, 1998 between Farmstead Telephone Group, Inc. and First Union National Bank, amending the Commercial Revolving Loan and Security Agreement dated June 5, 1995, as amended
10(v) Letter agreement dated as of September 29, 1998 between Farmstead Telephone Group, Inc. and First Union National Bank, amending the Commercial Revolving Loan and Security Agreement dated June 5, 1995, as amended
10(w) Letter agreement dated as of October 15, 1998 between Farmstead Telephone Group, Inc.and First Union National Bank, amending the Commercial Revolving Loan and Security Agreement dated June 5, 1995, as amended
10(x) Letter agreement dated as of January 1, 1999 between Farmstead Telephone Group, Inc.and First Union National Bank, amending the Commercial Revolving Loan and Security Agreement dated June 5, 1995, as amended
10(y)    Finova Capital Corporation letter agreement dated October 5, 1998
10(z)    Finova Capital Corporation letter agreement dated February 4, 1999
21       Subsidiaries of Small Business Issuer
27       Financial data schedule