Form 10QSB
period 1999-03-31
FARMSTEAD TELEPHONE GROUP INC
filed 1999-05-13
CIK 804331

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 Form 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1999

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from __________ to __________

                      Commission File Number:  0-15938


                       Farmstead Telephone Group, Inc.
      (Exact name of small business issuer as specified in its charter)

              Delaware                               06-1205743
   (State of other jurisdiction of                  (IRS Employer
   incorporation or organization)                Identification No.)


       22 Prestige Park Circle
          East Hartford, CT                             06108
(Address of principal executive offices)             (Zip Code)

                               (860) 610-6000
                         (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2)
has been subject to such filing requirements for the past 90 days.   Yes [X]
No [ ]

As of April 30, 1999, there were 3,272,579 shares of the issuer's $.001 par value Common Stock outstanding.

Transitional Small Business Disclosure Format:    Yes  [ ]     No [X]


                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       FARMSTEAD TELEPHONE GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                                          March 31,       December 31,
(In thousands, except share data)                                           1999              1998
------------------------------------------------------------------------------------------------------
                                                                          (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                                 $   463         $   590
  Accounts receivable, less allowance for doubtful accounts                   4,842           4,950
  Inventories                                                                 6,226           6,850
  Other current assets                                                          178             194
---------------------------------------------------------------------------------------------------
Total Current Assets                                                         11,709          12,584
---------------------------------------------------------------------------------------------------
Property and equipment, net                                                     805             845
Other assets                                                                    128              69
---------------------------------------------------------------------------------------------------
Total Assets                                                                $12,642         $13,498
===================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                          $ 1,411         $ 1,442
  Borrowings under inventory finance agreement (Note 2)                       1,758           3,082
  Current portion of long-term debt (Note 2)                                     81              78
  Accrued compensation and benefits                                             462             501
  Other current liabilities                                                      34              82
---------------------------------------------------------------------------------------------------
Total Current Liabilities                                                     3,746           5,185
---------------------------------------------------------------------------------------------------
Long-term debt (Note 2)                                                       2,561           1,916
Other liabilities                                                                72              53
---------------------------------------------------------------------------------------------------
Total Liabilities                                                             6,379           7,154
---------------------------------------------------------------------------------------------------

Stockholders' Equity:
  Preferred stock, $0.001 par value; 2,000,000 shares authorized; no
   shares issued and outstanding                                                  -               -
  Common stock, $0.001 par value; 30,000,000 shares authorized;
   3,272,579 and 3,264,579 shares issued and outstanding at March 31,
   1999 and December 31, 1998, respectively                                       3               3
  Additional paid-in capital                                                 12,216          12,200
  Accumulated deficit                                                        (5,956)         (5,859)
---------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                    6,263           6,344
---------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                  $12,642         $13,498
===================================================================================================


        See accompanying notes to consolidated financial statements.


                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                 Three Months Ended March 31, 1999 and 1998

(In thousands, except per share amounts)                 1999       1998
-------------------------------------------------------------------------

Revenues                                                $6,328     $5,620
Cost of revenues                                         4,856      4,259
-------------------------------------------------------------------------
Gross profit                                             1,472      1,361
Selling, general and administrative expenses             1,510      1,355
-------------------------------------------------------------------------
Operating income (loss)                                    (38)         6
Interest expense                                            67         61
Other income                                                (8)       (31)
-------------------------------------------------------------------------
Loss from continuing operations before income taxes        (97)       (24)
Provision for income taxes                                   -         11
-------------------------------------------------------------------------
Loss from continuing operations                            (97)       (35)
-------------------------------------------------------------------------
Discontinued operations (Note 3):
  Loss from operations                                       -        (83)
  Provision for estimated costs of disposal                  -        (75)
-------------------------------------------------------------------------
Loss from discontinued operations                            -       (158)
-------------------------------------------------------------------------
Net loss                                                $  (97)    $ (193)
=========================================================================
Basic and diluted net loss per common share:
  From continuing operations                            $ (.03)    $ (.01)
  From discontinued operations                               -       (.05)
-------------------------------------------------------------------------
Basic and diluted net loss per common share             $ (.03)    $ (.06)
=========================================================================

Diluted weighted average common shares                   3,593      3,263
=========================================================================


        See accompanying notes to consolidated financial statements.


                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                 Three Months Ended March 31, 1999 and 1998

(In thousands)                                                               1999      1998
----------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                                  $ (97)     $ (193)
  Adjustments to reconcile net loss to net cash flows
   provided by operating activities:
    Depreciation and amortization                                              86          72
    Provision for estimated costs of disposal of discontinued operation         -          75
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                                         108         290
      Decrease (increase) in inventories                                      624        (771)
      Increase in other assets                                                (44)        (49)
      (Decrease) increase in accounts payable, accrued
       expenses and other current liabilities                                (118)        631
      Increase in other liabilities                                            19           -
----------------------------------------------------------------------------------------------
      Net cash provided by operating activities                               578          55
----------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of property and equipment                                         (45)        (62)
----------------------------------------------------------------------------------------------
      Net cash used in investing activities                                   (45)        (62)
----------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Bank and inventory finance borrowings (repayments)                         (646)         95
  Repayments of capital lease obligation                                      (30)        (18)
  Proceeds from exercise of stock options                                      16           4
----------------------------------------------------------------------------------------------
      Net cash (used in) provided by financing activities                    (660)         81
----------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                         (127)         74
Cash and cash equivalents at beginning of period                              590       1,102
----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                  $ 463      $1,176
==============================================================================================

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                                $  67      $   62
    Income taxes                                                               16           6


        See accompanying notes to consolidated financial statements.


                       FARMSTEAD TELEPHONE GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note 1.  Basis of Presentation

      The interim financial statements are presented on a consolidated basis, consisting of the accounts of Farmstead Telephone Group, Inc. and its wholly owned subsidiary, FTG Venture Corporation (the "Company"). The interim financial statements presented herein are unaudited, however in the opinion of management reflect all adjustments, consisting of adjustments that are of a normal recurring nature, which are necessary for a fair
statement of results for the interim periods presented.   This Form 10-QSB
should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Note 2.  Debt Obligations

      Long-term Debt
      --------------

      As of March 31, 1999, long-term debt obligations consisted of the following (in thousands):


              Bank revolving credit agreement         $2,365
              Obligation under capital lease             277
              ----------------------------------------------
                                                       2,642
              Less current portion                       (81)
              ----------------------------------------------
              Long-term debt                          $2,561
              ==============================================

      As of March 31, 1999, the unused portion of the Company's revolving credit facility was $3,635,000, of which approximately $782,000 was available under the borrowing formula. The average and highest amounts borrowed under this credit facility during the three months ended March 31, 1999 were approximately $1,986,000 and $2,505,000, respectively. Borrowings are dependent upon the continuing generation of collateral, subject to the credit limit. The weighted average interest rate on this outstanding debt was approximately 7.7% for the three months ended March 31, 1999. As of March 31, 1999, the Company was in violation of its debt service coverage financial covenant, principally as a result of the net loss for the period. The Company was subsequently granted a waiver of this violation from the bank.

      The Company is currently negotiating the terms of a $10 million working capital financing agreement with a commercial lending institution. This agreement, if consummated, would replace the $6 million revolving credit line with First Union National Bank ("First Union") and the $4 million inventory financing credit line with Finova Capital Corporation ("Finova"). The Company expects to obtain lending terms and conditions that are materially similar to its current credit agreements, and this facility will include an additional inventory-based credit line. The Company expects to complete its negotiations and have the new facility in place by the beginning of June.
The proposed new facility is expected to significantly increase the Company's collateral base, generating increased borrowing availability.

      Inventory Financing Agreement
      -----------------------------

      On March 24, 1999 the Company's temporary $5 million inventory financing credit line with Finova was replaced with a $4 million credit line expiring April 30, 2000. As a condition of this credit line, the Company is required to maintain a minimum $5 million tangible net worth, and the maintenance of a total liabilities to tangible net worth ratio of a maximum of 3 to 1. As of March 31, 1999, the Company was in compliance with these covenants. As previously described above, on April 28, 1999 the Company is currently negotiating with a commercial lending institution for a working capital credit line which will be used in part to replace the Finova credit line.

Note 3.  Discontinued Operations

      The loss from discontinued operations for the three months ended March 31, 1998 consisted of an $83,000 operating loss from the voice processing products business and a $75,000 charge to accrue estimated costs of discontinuing the business.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Loss

      The Company recorded a net loss of $97,000 for the three months ended March 31, 1999, all of which was attributable to continuing operations. This compares to a net loss of $193,000 for the three months ended March 31, 1998, which consisted of a $35,000 loss from continuing operations and a $158,000 loss from discontinued operations. The loss from discontinued operations in the 1998 period consisted of an $83,000 operating loss from the voice processing products business, due to declining revenues, and a $75,000 charge to accrue estimated costs of discontinuing the business.

Discussion of the Results of Continuing Operations

Revenues

      Revenues from continuing operations for the three months ended March 31, 1999 were $6,328,000, an overall increase of $708,000 or 13% from the comparable 1998 period. Equipment sales revenues accounted for $421,000 of the revenue increase, and were 8% higher than the comparable 1998 period as a result of a 3% increase in end-user sales and a 47% increase in sales to dealers and equipment wholesalers. The increase of only 3% in end-user equipment sales over the comparable prior year period reflected the impact of the loss of two salespersons during the current period. Service revenues accounted for $287,000 of the revenue increase, and were 92% higher than the comparable 1998 period primarily due to increases in both short-term equipment rentals and telecommunications coordination services. Equipment sales revenues comprised 91% of consolidated revenues from continuing operations for the three months ended March 31, 1999 (94% in the comparable 1998 period), while service revenues accounted for 9% of consolidated revenues from continuing operations in 1999 (6% in 1998).

      As a part of its agreement with Lucent Technologies in becoming an Authorized Remarketing Supplier of Classic Lucent(TM) telephone equipment ("ARS"), in February 1999 the Company transferred its new key system dealer base to another Lucent distributor. Revenues from this dealer base accounted for 7% of revenues in both the three months ended March 31, 1999 and 1998. The Company anticipates that the loss of future revenues from this dealer base will be offset by increased revenues under the ARS agreement.

Gross Profit

      The gross profit from continuing operations for the three months ended March 31, 1999 was $1,472,000, an increase of $111,000 or 8% over the comparable prior year period. The overall gross profit margin was 23% of revenues in the 1999 period, compared to 24% for the comparable 1998 period. License fees paid in the 1999 period to Lucent for equipment sales under the ARS program had the effect of reducing the gross profit margin by 3 percentage points. In addition, higher labor and other overhead costs per revenue dollar in the 1999 period reduced the comparative gross profit margin by approximately 1 percentage point. The higher labor costs were the result of the expansion of the Company's equipment repair and refurbishing resources in connection with the ARS program. The Company however, recorded higher profit margins on 1999 dealer sales and service revenues.

Selling, General and Administrative ("SG&A") Expenses

      SG&A expenses from continuing operations for the three months ended March 31, 1999 were $1,510,000, an increase of $155,000 or 11% over the comparable 1998 period. SG&A expenses were 24% of revenues in each period. The increase in SG&A expenses was primarily attributable to higher sales and sales support compensation, and increased insurance and depreciation expenses, partially offset by lower marketing expenses.

Interest Expense and Other Income

      Interest expense for the three months ended March 31, 1999 was $67,000, as compared to $61,000 for the comparable 1998 period. The increase was attributable to short term borrowings from Finova to finance inventory purchases. Other income for the three months ended March 31, 1999 was $8,000, as compared to $31,000 for the three months ended March 31, 1998. Other income in each period consisted principally of interest earned on invested cash.

Liquidity and Capital Resources

      Working capital at March 31, 1999 was $7,963,000, an 8% increase from $7,399,000 at December 31, 1998. The working capital ratio was 3.1 to 1 at March 31, 1999, as compared with 2.4 to 1 at December 31, 1998.

      Operating activities generated $578,000 during the three months ended March 31, 1999 principally due to a reduction in inventories and accounts receivable.

      Investing activities used $45,000 during the three months ended March 31, 1999 from the purchase of fixed assets, principally computer hardware and software.

      Financing activities used $660,000 during the three months ended March 31, 1999, principally from $1.3 million net repayments of advances under the Company's inventory financing credit line with Finova, offset by $678,000 net borrowings under the Company's revolving loan facility with First Union.

      As of March 31, 1999, the Company had approximately $782,000 of availability, pursuant to borrowing formulas, under the First Union facility. The average and highest amounts borrowed under the First Union credit facility during the three months ended March 31, 1999 were approximately $1,986,000 and $2,505,000, respectively. Borrowings are dependent upon the continuing generation of collateral, subject to the credit limit. The weighted average interest rate on the outstanding debt to First Union was approximately 7.7% for the three months ended March 31, 1999. As of March 31, 1999, the Company was in violation of its debt service coverage financial covenant, principally as a result of the net loss for the period. The Company subsequently was granted a waiver of this violation from the bank.

      The Company is currently negotiating the terms of a $10 million working capital financing agreement with a commercial lending institution. This agreement, if consummated, would replace the $6 million revolving credit line with First Union National Bank ("First Union") and the $4 million inventory financing credit line with Finova Capital Corporation ("Finova"). The Company expects to obtain lending terms and conditions that are materially similar to its current credit agreements, and this facility will include an additional inventory-based credit line. The Company expects to complete its negotiations and have the new facility in place by the beginning of June.
The proposed new facility is expected to significantly increase the Company's collateral base, generating increased borrowing availability.

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

      The Company's significant internal computer-based systems consist of hardware and packaged software purchased from outside vendors, which operate in a Windows NT Local Area Network environment. The Company plans to upgrade to Year 2000 compliant versions of these systems and equipment, and upgrade its internal use personal computers, by the end of May, 1999. The Company also plans to have a contingency plan developed by the end of September, 1999 which will address potential operational problems and customer support problems in the event an interruption in its normal operating environment should occur. The Company currently estimates that the costs to upgrade its internal use computer-based systems and associated computer hardware to Y2K compliant products will not exceed $40,000, of which approximately $20,000 has been incurred to date.

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

Forward-Looking Statements

      The Company's prospects are subject to certain uncertainties and risks. The discussions set forth in this Form 10-QSB contain certain statements which are not historical facts and are considered forward-looking statements within the meaning of the Federal Securities laws. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, general economic conditions and growth in the telecommunications industry, competitive factors and pricing pressures, changes in product mix, product demand, risk of dependence on third party suppliers, and other risk factors detailed in this report, described from time to time in the Company's other Securities and Exchange Commission filings, or discussed in the Company's press releases. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of the Company. All forward-looking statements included in this document are based upon information available to the Company on the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                         PART II.  OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities:

      The Company hereby incorporates by reference the information set forth in Part I, Item 2 of this Form 10-QSB regarding the default under the loan agreement with First Union.

Item 6.  Exhibits and Reports on Form 8-K:

      (a)  Exhibits:

            10(aa) Finova Capital Corporation letter agreement dated March 24, 1999

            27      Financial Data Schedule

      (b)  Reports on Form 8-K:

      No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1999.


                                 SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FARMSTEAD TELEPHONE GROUP, INC.


                                       /s/ Robert G. LaVigne
                                       -----------------------------------
Dated:  May 3, 1999                    Robert G. LaVigne
                                       Executive Vice President, Chief
                                       Financial Officer