Form 10QSB
period 1999-06-30
FARMSTEAD TELEPHONE GROUP INC
filed 1999-08-13
CIK 804331

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 Form 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1999

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

As of July 30, 1999, there were 3,272,579 shares of the issuer's $.001 par value Common Stock outstanding.

Transitional Small Business Disclosure Format:      Yes [ ]      No [X]


                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       FARMSTEAD TELEPHONE GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                    June 30,    December 31,
(In thousands, except share data)                     1999         1998
----------------------------------------------------------------------------
                                                   (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                          $   273      $   590
  Accounts receivable, less allowance for
   doubtful accounts                                   4,829        4,950
  Inventories                                          6,966        6,850
  Other current assets                                   173          194
-------------------------------------------------------------------------
Total Current Assets                                  12,241       12,584
-------------------------------------------------------------------------
Property and equipment, net                              778          845
Other assets                                             168           69
-------------------------------------------------------------------------
      Total Assets                                   $13,187      $13,498
=========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $ 1,759      $ 1,442
  Borrowings under inventory finance agreement
   (Note 2)                                                -        3,082
  Current portion of long-term debt (Note 2)           1,652           78
  Accrued compensation and benefits                      546          501
  Other current liabilities                               32           82
-------------------------------------------------------------------------
Total Current Liabilities                              3,989        5,185
-------------------------------------------------------------------------
Long-term debt (Note 2)                                2,734        1,916
Other liabilities                                         83           53
-------------------------------------------------------------------------
      Total Liabilities                                6,806        7,154
=========================================================================

Stockholders' Equity:
  Preferred stock, $0.001 par value;
   2,000,000 shares authorized; no
   shares issued and outstanding                           -            -

  Common stock, $0.001 par value;
   30,000,000 shares authorized;
   3,272,579 and 3,264,579 shares
   issued and outstanding at June 30,
   1999 and December 31, 1998, respectively                3            3
  Additional paid-in capital                          12,216       12,200
  Accumulated deficit                                 (5,838)      (5,859)
-------------------------------------------------------------------------
Total Stockholders' Equity                             6,381        6,344
-------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity     $13,187      $13,498
=========================================================================

See accompanying notes to consolidated financial statements.


                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                  Three Months Ended June 30, 1999 and 1998

(In thousands, except per share amounts)               1999         1998
-------------------------------------------------------------------------

Revenues                                             $ 7,118      $ 7,133
Cost of revenues                                       5,285        5,311
-------------------------------------------------------------------------
Gross profit                                           1,833        1,822
Selling, general and administrative expenses           1,675        1,524
-------------------------------------------------------------------------
Operating income (loss)                                  158          298
Interest expense                                          61           51
Other income                                             (10)         (30)
-------------------------------------------------------------------------
Income from continuing operations before income
 taxes                                                   107          277
(Benefit) provision for income taxes                     (11)          10
-------------------------------------------------------------------------
Income from continuing operations                        118          267
-------------------------------------------------------------------------
Discontinued operations (Note 3):
  Loss from operations                                     -          (69)
  Provision for estimated costs of disposal                -            -
-------------------------------------------------------------------------
Loss from discontinued operations                          -          (69)
-------------------------------------------------------------------------
Net income                                           $   118      $   198
=========================================================================

Basic net income (loss) per common share:
  From continuing operations                         $   .04      $   .08
  From discontinued operations                             -         (.02)
-------------------------------------------------------------------------
Basic net income per common share                    $   .04      $   .06
=========================================================================

Diluted net income (loss) per common share:
  From continuing operations                         $   .04      $   .07
  From discontinued operations                             -         (.02)
-------------------------------------------------------------------------
Diluted net income per common share                  $   .04      $   .05
=========================================================================

Weighted average common shares outstanding:
  Basic weighted average common shares                 3,273        3,265
  Dilutive effect of stock options and warrants            1          364
-------------------------------------------------------------------------
Diluted weighted average common and common
 equivalent shares                                     3,274        3,629
=========================================================================

See accompanying notes to consolidated financial statements.


                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                   Six Months Ended June 30, 1999 and 1998

(In thousands, except per share amounts)               1999         1998
-------------------------------------------------------------------------

Revenues                                             $13,446      $12,753
Cost of revenues                                      10,141        9,570
-------------------------------------------------------------------------
Gross profit                                           3,305        3,183
Selling, general and administrative expenses           3,185        2,879
-------------------------------------------------------------------------
Operating income                                         120          304
Interest expense                                         128          112
Other income                                             (18)         (61)
-------------------------------------------------------------------------
Income from continuing operations before income
 taxes                                                    10          253
(Benefit) provision for income taxes                     (11)          21
-------------------------------------------------------------------------
Income from continuing operations                         21          232
-------------------------------------------------------------------------
Discontinued operations (Note 3):
  Loss from operations                                     -         (152)
  Provision for estimated costs of disposal                -          (75)
-------------------------------------------------------------------------
Loss from discontinued operations                          -         (227)
-------------------------------------------------------------------------
Net income                                           $    21      $     5
=========================================================================

Basic net income (loss) per common share:
  From continuing operations                         $   .01      $   .07
  From discontinued operations                             -         (.07)
-------------------------------------------------------------------------
Basic net income per common share                    $   .01      $     -
=========================================================================

Diluted net income (loss) per common share:
  From continuing operations                         $   .01      $   .06
  From discontinued operations                             -         (.06)
-------------------------------------------------------------------------
Diluted net income per common share                  $   .01      $     -
=========================================================================

Weighted average common shares outstanding:
  Basic weighted average common shares                 3,271        3,264
  Dilutive effect of stock options and warrants            5          517
-------------------------------------------------------------------------
  Diluted weighted average common and common
   equivalent shares                                   3,276        3,781
=========================================================================

See accompanying notes to consolidated financial statements.


                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                   Six Months Ended June 30, 1999 and 1998

(In thousands)                                                  1999        1998
---------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                                                   $  21      $     5
  Adjustments to reconcile net income to net cash
   flows provided by (used in) operating activities:
    Depreciation and amortization                                176          150
    Provision for estimated costs of disposal
     of discontinued operation                                     -           75
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                 121         (215)
      Increase in inventories                                   (116)      (2,769)
      Increase in other assets                                   (80)          (7)
      Increase in accounts payable, accrued expenses
       and other current liabilities                             312        1,480
      Increase in other liabilities                               30           66
---------------------------------------------------------------------------------
      Net cash provided by (used in) operating activities          464       (1,215)
---------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of property and equipment                           (107)         (92)
---------------------------------------------------------------------------------
      Net cash used in investing activities                     (107)         (92)
---------------------------------------------------------------------------------

Cash flows from financing activities:
  Net borrowings (payments) on credit lines                     (641)       1,287
  Repayments of capital lease obligation                         (49)         (34)
  Proceeds from exercise of stock options                         16            4
---------------------------------------------------------------------------------
      Net cash (used in) provided by financing activities       (674)       1,257
---------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                       (317)         (50)
Cash and cash equivalents at beginning of period                 590        1,102
---------------------------------------------------------------------------------
Cash and cash equivalents at end of period                     $ 273      $ 1,052
=================================================================================

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                   $ 128      $   112
    Income taxes                                                  16           14

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

Note 2.  Debt Obligations

      Inventory Finance Agreement
      ---------------------------

On June 14, 1999, the Company repaid all amounts owed Finova Capital Corporation ("Finova") under a $4 million inventory credit line, and entered into an agreement for a larger credit facility with Deutsche Financial Services Corporation, a unit of Deutsche Bank Group ("DFS"), as further described below.

      Long-term Debt
      --------------

As of June 30, 1999, long-term debt obligations consisted of the following (in thousands):

            Borrowings under DFS credit facility      $ 4,129
            Obligation under capital lease                257
            -------------------------------------------------
                                                        4,386
            Less current portion                       (1,652)
            -------------------------------------------------
            Long-term debt                            $ 2,734
            =================================================

On June 14, 1999, the Company entered into a two-year, $10 million business financing agreement (the "Credit Agreement") with DFS, replacing a $6 million revolving credit line with First Union National Bank and a $4 million inventory credit line with Finova. The Credit Agreement contains the following credit sublimits: (i) a $10 million accounts receivable-based credit line, (ii) a $10 million inventory floorplan credit line to finance product purchased directly from Lucent Technologies, Inc. ("Lucent") or an approved Lucent distributor, and (iii) a $1.5 million supplemental inventory-based credit line. Borrowings under the accounts receivable line are advanced at 80% of eligible receivables (primarily receivables that are less than 90 days old), while borrowings under the supplemental inventory-based line are advanced at 50% of the cost of eligible refurbished inventory, and between 50-100% of the cost of new equipment purchased from Lucent or an approved Lucent distributor through DFS's floorplan financing program. These borrowings are at prime plus 1/2% (8.5% at June 30, 1999). Borrowings under the $10 million inventory floorplan credit line are repayable, interest-free in either two or three equal monthly installments depending upon the product purchased. The facility calls for a commitment fee, payable annually, of .09% of the aggregate credit line. The Company's policy is to classify borrowings under the Credit Agreement as long-term debt, except for amounts under the floorplan credit line that are subject to installment payments, since it is the Company's intent to maintain the facility for longer than one year.

The Credit Agreement restricts the Company from the payment of dividends without the consent of DFS, and requires the Company to maintain a minimum tangible net worth of $5.5 million through December 30, 1999 and $5.75 million thereafter. The Credit Agreement also contains covenants requiring the Company to maintain certain debt-to-equity, interest coverage and current asset ratios, and minimum profitability levels, all of which the Company was in compliance with at June 30, 1999. As of June 30, 1999, the unused portion of the DFS facility aggregated $5,871,000, of which approximately $1,719,000 was available under various borrowing formulas. Borrowings are dependent upon the continuing generation of collateral, subject to the aggregate $10 million credit limit. The weighted average interest rate on the Company's credit facilities (excluding borrowings repayable under interest-free installments) was approximately 8.7% and 8.1% for the three and six months months ended June 30, 1999, respectively.

Note 3.  Discontinued Operations

The loss from discontinued operations for the three and six months ended June 30, 1998 related to the operations and shut-down of the Company's Cobotyx voice processing products business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Revenues from continuing operations for the three months ended June 30, 1999 were $7,118,000, a decline of $15,000 or .2% from $7,133,000 recorded in the comparable 1998 period. End user equipment sales revenues increased by 13% over the prior year period, due primarily to the start up of a call center operation, however these revenue gains were offset by the discontinuance of the Company's dealer channel at the end of February 1999. As a part of its agreement with Lucent in becoming an Authorized Remarketing Supplier of Classic LucentTM telephone equipment ("ARS"), the Company transferred its new key system dealer base to another Lucent distributor. Revenues from this channel amounted to $782,000 ( 11% of revenues) for the three months ended June 30, 1998. Service revenues were 87% higher than in the comparable 1998 period primarily due to increases in both short-term equipment rentals and installation services. Equipment sales revenues comprised 94% of consolidated revenues from continuing operations for the three months ended June 30, 1999 (97% in the comparable 1998 period), while service revenues accounted for 6% of consolidated revenues from continuing operations in 1999 (3% in 1998).

Revenues from continuing operations for the six months ended June 30, 1999 were $13,446,000, an increase of $693,000 or 5% from the comparable 1998 period. End user equipment sales revenues increased by 8% over the prior year period, due primarily to the start up of a call center operation, however these revenue gains were partially offset by the discontinuance of the Company's dealer channel as noted above. Revenues from the dealer channel amounted to $476,000 for the current six month period, as compared to $1,194,000 in 1998. Service revenues were 90% higher than the comparable 1998 period primarily due to increases in both short-term equipment rentals and installation services. Equipment sales revenues comprised 93% of consolidated revenues from continuing operations for the six months ended June 30, 1999 (96% in the comparable 1998 period), while service revenues accounted for 7% of consolidated revenues from continuing operations in 1999 (4% in 1998).

Gross Profit

The gross profit from continuing operations for the three months ended June 30, 1999 was $1,833,000, an increase of $11,000 or .6% over the $1,822,000 recorded in the comparable prior year period. The overall gross profit margin was approximately 26% of revenues in both the current and prior year periods. The Company recorded higher gross profit margins on equipment sales revenues, due principally to equipment sold through the new call center, and on service revenues. However, fees paid in the 1999 period to Lucent for equipment sales under the ARS program, and higher labor and other overhead costs had the effect of reducing the overall gross profit margin to the prior year level. The higher labor and overhead costs were the result of the expansion of the Company's equipment repair and refurbishing resources in connection with the ARS program and in anticipation of higher expected repair/refurbishing revenues.

The gross profit from continuing operations for the six months ended June 30, 1999 was $3,305,000, an increase of $122,000 or 4% over the $3,183,000 recorded in the comparable prior year period. The overall gross profit margin was approximately 25% of revenues in both the current and prior year periods. The Company recorded higher gross profit margins on equipment sales revenues, due principally to equipment sold through the new call center, and on service revenues. However, fees paid in the 1999 period to Lucent for equipment sales under the ARS program, and higher labor and other overhead costs had the effect of reducing the overall gross profit margin to the prior year level. The higher labor and overhead costs were the result of the expansion of the Company's equipment repair and refurbishing resources in connection with the ARS program and in anticipation of higher expected repair/refurbishing revenues.

Selling, General and Administrative ("SG&A") Expenses

SG&A expenses from continuing operations for the three months ended June 30, 1999 were $1,675,000, an increase of $151,000 or 10% over the comparable 1998 period. SG&A expenses were 24% of revenues in the current period as compared to 21% of revenues in the comparable 1998 period. The increase in SG&A expenses was primarily attributable to increased sales and sales support personnel and associated expenses, as the Company opened additional sales offices and started up a call center sales operation.

SG&A expenses from continuing operations for the six months ended June 30, 1999 were $3,185,000, an increase of $306,000 or 11% over the comparable 1998 period. SG&A expenses were 24% of revenues in the current period as compared to 23% of revenues in the comparable 1998 period. The increase in SG&A expenses was primarily attributable to increased sales and sales support personnel and associated expenses, as the Company opened additional sales offices and started up a call center sales operation, higher depreciation expense on fixed assets, and increased bad debt expense.

Interest Expense and Other Income

Interest expense for the three months ended June 30, 1999 was $61,000, as compared to $51,000 for the comparable 1998 period. The increase was attributable to higher borrowing costs and short term borrowings from Finova to finance inventory purchases. Other income for the three months ended June 30, 1999 was $10,000, as compared to $30,000 for the comparable 1998 period. Other income in each period consisted principally of interest earned on invested cash.

Interest expense for the six months ended June 30, 1999 was $128,000, as compared to $112,000 for the comparable 1998 period. The increase was attributable to short term borrowings from Finova to finance inventory purchases. Other income for the six months ended June 30, 1999 was $18,000, as compared to $61,000 for the comparable 1998 period. Other income in each period consisted principally of interest earned on invested cash.

(Benefit) Provision for Income Taxes

The $11,000 income tax benefit recorded for the three and six months ended June 30, 1999 reflected a $19,000 credit arising from the overpayment of prior year state taxes.

Liquidity and Capital Resources

Working capital at June 30, 1999 was $8,252,000, a 12% increase from $7,399,000 at December 31, 1998. The working capital ratio was 3.1 to 1 at June 30, 1999, as compared with 2.4 to 1 at December 31, 1998. The working capital improvement was primarily due to the reduction of short-term debt obligations.

Operating activities generated $464,000 during the six months ended June 30, 1999 principally due to a reduction in accounts receivable and an increase in accounts payable.

Investing activities used $107,000 during the six months ended June 30, 1999 from the purchase of fixed assets, principally computer hardware and software.

Financing activities used $674,000 during the six months ended June 30, 1999, principally from the reduction of outstanding borrowings under the Company's credit facilities. On June 14, 1999, the Company entered into a two-year, $10 million business financing agreement (the "Credit Agreement") with DFS, replacing a $6 million revolving credit line with First Union National Bank and a $4 million inventory credit line with Finova. The Credit Agreement contains the following credit sublimits: (i) a $10 million accounts receivable-based credit line, (ii) a $10 million inventory floorplan credit line to finance product purchased directly from Lucent or an approved Lucent distributor, and (iii) a $1.5 million supplemental inventory-based credit line. Borrowings under the accounts receivable line are advanced at 80% of eligible receivables (primarily receivables that are less than 90 days old), while borrowings under the supplemental inventory-based line are advanced at 50% of the cost of eligible refurbished inventory, and between 50-100% of the cost of new equipment purchased from Lucent or an approved Lucent distributor through DFS's floorplan financing program.. These borrowings are at prime plus 1/2% (8.5% at June 30, 1999). Borrowings under the $10 million inventory-based credit line are repayable, interest-free in either two or three equal monthly installments depending upon the product purchased. The facility calls for a commitment fee, payable annually, of .09% of the aggregate credit line. The Company's policy is to classify borrowings under the Credit Agreement as long-term debt, except for amounts under the floorplan credit line that are subject to installment payments, since it is the Company's intent to maintain the facility for longer than one year.

The Credit Agreement restricts the Company from the payment of dividends without the consent of DFS, and requires the Company to maintain a minimum tangible net worth of $5.5 million through December 30, 1999 and $5.75 million thereafter. The Credit Agreement also contains covenants requiring the Company to maintain certain debt-to-equity, interest coverage and current asset ratios, and minimum profitability levels, all of which the Company was in compliance with at June 30, 1999. As of June 30, 1999, the unused portion of the DFS facility aggregated $5,871,000, of which approximately $1,719,000 was available under various borrowing formulas. Borrowings are dependent upon the continuing generation of collateral, subject to the aggregate $10 million credit limit. The weighted average interest rate on the Company's credit facilities (excluding borrowings repayable under interest-free installments) was approximately 8.7% and 8.1% for the three and six months months ended June 30, 1999, respectively.

The Company believes that it has sufficient capital resources, in the form of cash and availability under its credit facilities, to satisfy its present working capital requirements. The Company does not currently have any material commitments for capital expenditures.

Year 2000 Readiness Disclosures

The Company considers "Year 2000 ("Y2K") compliant" products to be those which, when used in accordance with their associated documentation, will not fail to perform in accordance with their specifications or as otherwise warranted, in any manner that is material and adverse to the customer, as relating to the product's handling of calendar dates provided, however, that the products are used only with services, products and/or software that are themselves Y2K compliant and which properly exchange accurate date data with each other. During 1998, the Company formed a Y2K Project Team to conduct an assessment of its internal business systems and products. The Team is directed by the Company's Vice President of Operations and includes other members of senior management. The Company additionally set up a Year 2000 website at www.farmstead.com that provides Y2K product information as well as information on the progress of the Company's Y2K efforts.

The Company's significant internal computer-based systems consist of hardware and packaged software purchased from outside vendors, which operate in a Windows NT Local Area Network environment. The Company has been upgrading these systems to versions represented by the manufacturers as being Y2K compliant, and expects to complete this process by the end of September 1999. The Company also plans to have a contingency plan developed during the fourth quarter which will address potential operational problems in the event an interruption in its normal operating environment should occur. The Company currently estimates that the costs to upgrade its internal use computer-based systems and associated computer hardware to Y2K compliant products will not exceed $40,000, of which approximately $35,000 has been incurred to date.

The Company distributes and resells telecommunications parts and systems manufactured by Lucent. Lucent is also the Company's major product supplier. As such, the Company relies upon representations made by Lucent as to the Y2K compliance status of its products. Based upon information disseminated by Lucent, the Company believes that those Lucent products from which the Company principally derives its sales revenues are either currently Y2K compliant, or can be upgraded to a compliant version. For products determined to be non-compliant, our policy is to assist our customers in obtaining Y2K compliant components or system upgrades at a reasonable cost when, and if, Y2K compliant versions are subsequently made available.

To ensure the continued delivery of third party products and services, Farmstead has been surveying its major suppliers and assessing their responses. Since almost all of Farmstead's major suppliers are still engaged in executing their own readiness plans, Farmstead cannot, at this time, fully assess the Y2K risks to its supply chain. The Company will continue to monitor the Y2K status of its major suppliers and will develop appropriate contingent responses as these risks become clearer.

The Company believes that it is taking the necessary steps to resolve Y2K issues and to lessen the risks associated therein. The risks to the Company from a failure to resolve Y2K issues, either in its internal systems or from a failure on the part of its major suppliers and key business partners, are perceived by management to be similar for other businesses in the Company's industry and for other businesses generally. The Company is reliant upon its outside vendors to provide Y2K compliant upgrades to the Company's internal computer systems. The failure of the Company to obtain such Y2K compliant products could result in a temporary inability to process transactions, ship product, send invoices, or engage in similar normal operating activities on a timely basis. In such event, the Company's operating results, including sales levels or cash flow could be adversely affected. The Company believes, however, that this is mitigated somewhat by the Company's relatively small size and transaction volumes, such that alternative processing procedures could be quickly implemented to accommodate most significant internal processes.

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

                         PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The proposals voted upon at the Company's Annual Meeting of Stockholders, held June 17, 1999, along with the voting results, were as follows:

      (1) Election of Directors: All nominees were elected. The results of balloting were as follows:

                                           Votes         Votes
                  Nominee                   For         Withheld
            ----------------------------------------------------

            George J. Taylor, Jr.        2,772,622      258,774
            Robert G. LaVigne            2,772,222      259,174
            Harold L. Hansen             2,766,022      265,374
            Hugh M. Taylor               2,772,222      259,174
            Joseph J. Kelley             2,765,922      265,474

      (2) Ratification of the Appointment of Deloitte & Touche LLP as Independent Auditors of the Company for the Year Ending December 31, 1999: The proposal was approved with 2,942,578 votes for, 61,930 votes against, 26,888 abstentions and no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K:

(a)   Exhibits:

            10(bb) Business Financing Agreement, dated June 14, 1999, between Deutsche Financial Services Corporation and Farmstead Telephone Group, Inc.

            27      Financial Data Schedule

(b)   Reports on Form 8-K:

      No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1999.


                                 SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FARMSTEAD TELEPHONE GROUP, INC.

Dated:  August 10, 1999                /s/ Robert G. LaVigne
                                       -------------------------------
                                           Robert G. LaVigne
                                           Executive Vice President,
                                           Chief Financial Officer