Form 10QSB
period 1999-09-30
FARMSTEAD TELEPHONE GROUP INC
filed 1999-11-05
CIK 804331

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X]    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

[  ]    Transition report under Section 13 or 15(d) of the Exchange Act
       For the transition period from ___________ to ___________

Commission File Number:  0-15938

Farmstead Telephone Group, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	06-1205743
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
22 Prestige Park Circle East Hartford, CT	06108
(Address of principal executive offices)	(Zip Code)

(860) 610-6000
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [  ]

As of October 29, 1999, there were 3,272,579 shares of the issuer's $.001 par value Common Stock outstanding.

Transitional Small Business Disclosure Format:     Yes [  ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FARMSTEAD TELEPHONE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)	September 30, 1999	December 31, 1998
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 337	$ 590
Accounts receivable, less allowance for doubtful accounts	7,385	4,950
Inventories	7,839	6,850
Other current assets	164	194
Total Current Assets	15,725	12,584
Property and equipment, net	728	845
Other assets	175	69
Total Assets	$16,628	$13,498
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 2,972	$ 1,442
Borrowings under inventory finance agreement (Note 2)	-	3,082
Current portion of long-term debt (Note 2)	1,595	78
Accrued compensation and benefits	653	501
Other current liabilities	37	82
Total Current Liabilities	5,257	5,185
Long-term debt (Note 2)	4,466	1,916
Other liabilities	98	53
Total Liabilities	9,821	7,154
Stockholders' Equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 30,000,000 shares authorized; 3,272,579 and 3,264,579 shares issued and outstanding at September 30, 1999 and December 31, 1998, respectively	3	3
Additional paid-in capital	12,216	12,200
Accumulated deficit	(5,412)	(5,859)
Total Stockholders' Equity	6,807	6,344
Total Liabilities and Stockholders' Equity	$16,628	$13,498

See accompanying notes to consolidated financial statements.

FARMSTEAD TELEPHONE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
Three Months Ended September 30, 1999 and 1998
(In thousands, except per share amounts)	1999	1998
Revenues	$10,177	$ 9,006
Cost of revenues	7,776	6,683
Gross profit	2,401	2,323
Selling, general and administrative expenses	1,888	1,787
Operating income	513	536
Interest expense	(91)	(80)
Other income (expense)	9	(3)
Income from continuing operations before income taxes	431	453
Provision (benefit) for income taxes	5	(16)
Income from continuing operations	426	469
Discontinued operations (Note 3):
Income from operations	-	59
Provision for estimated costs of disposal	-	(69)
Loss from discontinued operations	-	(10)
Net income	$ 426	$ 459
Basic and diluted net income per common share:
From continuing operations	$ .13	$ .14
From discontinued operations	-	-
Basic and diluted net income per common share	$ .13	$ .14
Weighted average common shares outstanding:
Basic and diluted weighted average common shares	3,273	3,265

See accompanying notes to consolidated financial statements.

FARMSTEAD TELEPHONE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
Nine Months Ended September 30, 1999 and 1998
(In thousands, except per share amounts)	1999	1998
Revenues	$23,623	$21,759
Cost of revenues	17,917	16,253
Gross profit	5,706	5,506
Selling, general and administrative expenses	5,073	4,666
Operating income	633	840
Interest expense	(219)	(192)
Other income	27	58
Income from continuing operations before income taxes	441	706
(Benefit) provision for income taxes	(6)	5
Income from continuing operations	447	701
Discontinued operations (Note 3):
Loss from operations	-	(93)
Provision for estimated costs of disposal	-	(144)
Loss from discontinued operations	-	(237)
Net income	$ 447	$ 464
Basic and diluted net income (loss) per common share:
From continuing operations	$ .14	$ .21
From discontinued operations	-	(.07)
Basic and diluted net income per common share	$ .14	$ .14
Weighted average common shares outstanding:
Basic weighted average common shares	3,272	3,264
Dilutive effect of stock options and warrants	4	127
Diluted weighted average common and common equivalent shares	3,276	3,391

See accompanying notes to consolidated financial statements.

FARMSTEAD TELEPHONE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
Nine Months Ended September 30, 1999 and 1998
(In thousands)	1999	1998
Cash flows from operating activities:
Net income	$ 447	$ 464
Adjustments to reconcile net income to net cash flows
used in operating activities:
Depreciation and amortization	266	229
Provision for estimated costs of disposal of discontinued operation	-	144
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,435)	(2,348)
Increase in inventories	(989)	(1,878)
(Increase) decrease in other assets	(79)	110
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	1,637	(29)
Increase in other liabilities	45	-
Decrease in net assets of discontinued operations	-	158
Net cash used in operating activities	(1,108)	(3,150)
Cash flows from investing activities:
Purchases of property and equipment	(146)	(91)
Net cash used in investing activities	(146)	(91)
Cash flows from financing activities:
Net borrowings on credit lines	1,054	2,983
Repayments of capital lease obligation	(69)	(52)
Proceeds from exercise of stock options	16	4
Net cash provided by financing activities	1,001	2,935
Net decrease in cash and cash equivalents	(253)	(306)
Cash and cash equivalents at beginning of period	590	1,102
Cash and cash equivalents at end of period	$ 337	$ 796
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$ 219	$ 192
Income taxes	16	14

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

      Long-term Debt

      As of September 30, 1999, long-term debt obligations consisted of the following (in thousands):

Borrowings under DFS credit facility	$ 5,824
Obligation under capital lease	237
6,061
Less current portion	(1,595)
Long-term debt	$ 4,466

      On June 14, 1999, the Company entered into a two-year, $10 million business financing agreement (the "Credit Agreement") with DFS, replacing a $6 million revolving credit line with First Union National Bank and a $4 million inventory credit line with Finova. The Credit Agreement contains the following credit sublimits: (i) a $10 million accounts receivable-based credit line, (ii) a $10 million inventory floorplan credit line to finance product purchased directly from Lucent Technologies, Inc. ("Lucent") or an approved Lucent distributor, and (iii) a $1.5 million supplemental inventory-based credit line. Borrowings under the accounts receivable line are advanced at 80% of eligible receivables (primarily receivables that are less than 90 days old), while borrowings under the supplemental inventory-based line are advanced at 50% of the cost of eligible refurbished inventory, and between 50-100% of the cost of new equipment purchased from Lucent, or an approved Lucent distributor, through DFS's floorplan financing program. These borrowings are at prime plus 1/2% (8.75% at September 30, 1999). Borrowings under the $10 million inventory floorplan credit line, which totaled $1,508,000 at September 30, 1999, are repayable, interest-free in either two or three equal monthly installments depending upon the product purchased. The facility calls for a commitment fee, payable annually, of .09% of the aggregate credit line. Since it is the Company's intent to maintain the DFS facility for longer than one year, borrowings are classified as long-term debt, except for borrowings under the inventory floorplan portion of the credit line which are classified as current.

      The Credit Agreement restricts the Company from the payment of dividends without the consent of DFS, and requires the Company to maintain a minimum tangible net worth of $5.5 million through December 30, 1999 and $5.75 million thereafter. The Credit Agreement also contains covenants requiring the Company to maintain certain debt-to-equity, interest coverage and current asset ratios, and minimum profitability levels, all of which the Company was in compliance with at September 30, 1999. As of September 30, 1999, the unused portion of the DFS facility aggregated approximately $4.2 million, of which approximately $2.04 million was available under various borrowing formulas. Borrowings are dependent upon the continuing generation of collateral, subject to the aggregate $10 million credit limit. The weighted average interest rate on the Company's credit facilities (excluding floorplan borrowings repayable under interest-free installments) was approximately 9% and 8.5% for the three and nine months ended September 30, 1999, respectively.

Note 3.  Discontinued Operations

      The loss from discontinued operations for the three and nine months ended September 30, 1998 related to the operations and shut-down of the Company's Cobotyx voice processing products business.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenues

      Revenues from continuing operations for the three months ended September 30, 1999 were $10,177,000, an increase of $1,171,000 or 13% from $9,006,000 recorded in the comparable 1998 period. End user equipment sales revenues increased by 41% over the prior year period due to expansion of the Company's remote sales offices, increased sales to Lucent Technologies and to the start up of a call center operation. The end user revenue gains were partially offset by the discontinuance of the Company's dealer channel at the end of February 1999. As a part of its agreement with Lucent in becoming an Authorized Remarketing Supplier of Classic Lucent(TM) telephone equipment ("ARS"), the Company transferred its new key system dealer base to another Lucent distributor. Revenues from this channel amounted to $1,016,000 ( 11% of revenues) for the three months ended September 30, 1998. Service revenues were 61% lower than in the comparable 1998 period primarily due to decreases in short-term equipment rentals, installation and other services. Equipment sales revenues comprised 96% of consolidated revenues from continuing operations for the three months ended September 30, 1999 (88% in the comparable 1998 period), while service revenues accounted for 4% of consolidated revenues from continuing operations in 1999 (12% in 1998).

      Revenues from continuing operations for the nine months ended September 30, 1999 were $23,623,000, an increase of $1,864,000 or 8.5% from $21,759,000 recorded in the comparable 1998 period. End user equipment sales revenues increased by 21% over the prior year period due to expansion of the Company's remote sales offices, increased sales to Lucent Technologies and to the start up of a call center operation. The end user revenue gains were partially offset by the discontinuance of the Company's dealer channel as noted above. Revenues from the dealer channel amounted to $476,000 for the current nine-month period, as compared to $2,211,000 in 1998. Service revenues were 13% lower than in the comparable 1998 period primarily due to decreases in short-term equipment rentals, installation and other services. Equipment sales revenues comprised 94% of consolidated revenues from continuing operations for the nine months ended September 30, 1999 (92% in the comparable 1998 period), while service revenues accounted for 6% of consolidated revenues from continuing operations in 1999 (8% in 1998).

Gross Profit

      The gross profit from continuing operations for the three months ended September 30, 1999 was $2,401,000, an increase of $78,000 or 3% over the $2,323,000 recorded in the comparable prior year period. The gross profit margin was approximately 24% of revenues in the current three-month period as compared to approximately 26% in the comparable prior year period. The gross profit from continuing operations for the nine months ended September 30, 1999 was $5,706,000, an increase of $200,000 or 3.6% over the $5,506,000 recorded in the comparable prior year period. The gross profit margin was approximately 24% of revenues in the current nine-month period as compared to approximately 25% in the comparable prior year period.

      In both the current year three and nine month periods, the Company recorded higher gross profit margins on equipment sales revenues, due principally to equipment sold through the new call center and the discontinuance of the low margin dealer sales channel. However, license fees paid in the 1999 period to Lucent for ARS program and call center equipment sales, and higher labor and other overhead costs had the effect of reducing the overall gross profit margin from the prior year level. The higher labor and overhead costs were primarily attributable to the third quarter 1999 start up of a separate equipment repair and refurbishing operation in connection with a contract to repair certain telephone equipment for Lucent, and in connection with the current ARS program.

Selling, General and Administrative ("SG&A") Expenses

      SG&A expenses from continuing operations for the three months ended September 30, 1999 were $1,888,000, an increase of $101,000 or 6% over the comparable 1998 period. SG&A expenses were 19% of revenues in the current period as compared to 20% of revenues in the comparable 1998 period. SG&A expenses from continuing operations for the nine months ended September 30, 1999 were $5,073,000, an increase of $407,000 or 9% over the comparable 1998 period. SG&A expenses were 21% of revenues in both the current and prior year nine-month periods.

      In both the current year three and nine month periods, the increase in SG&A expenses was primarily attributable to increased sales and sales support personnel, and associated compensation and travel expenses, as the Company opened additional sales offices and started up a call center sales operation. Higher employment levels overall from a year ago have also resulted in increased insurance expense, office expense, depreciation on computer and office equipment, and higher telephone expense. These additional expenses were partially offset by reduced marketing expenses due to the availability of co-op advertising programs sponsored by Lucent, and in 1998 the Company recorded an $80,000 charge to reduce the carrying value of a note receivable from FAMS, LLC.

Interest Expense and Other Income

      Interest expense for the three months ended September 30, 1999 was $91,000, as compared to $80,000 for the comparable 1998 period. Interest expense for the nine months ended September 30, 1999 was $219,000, as compared to $192,000 for the comparable 1998 period. The increase in each period was attributable to higher average borrowings under the Company's credit facilities.

      Other income for the nine months ended September 30, 1999 was $27,000, as compared to $58,000 for the comparable 1998 period. Other income in each period consisted principally of interest earned on invested cash, and has declined from the prior year due to a lower invested cash balance.

(Benefit) Provision for Income Taxes

      The $6,000 income tax benefit recorded for the nine months ended September 30, 1999 reflected a $19,000 credit arising from the overpayment of prior year state taxes.

Liquidity and Capital Resources

      Working capital at September 30, 1999 was $10,468,000, a 42% increase from $7,399,000 at December 31, 1998. The working capital ratio was 3.0 to 1 at September 30, 1999, as compared with 2.4 to 1 at December 31, 1998. The working capital improvement was primarily due to an increase in accounts receivable attributable to higher sales volume, and to an increase in inventories.

      Operating activities used $1,108,000 during the nine months ended September 30, 1999 principally due to an increase in accounts receivable and inventories only partially offset by an increase in accounts payable.

      Investing activities used $146,000 during the nine months ended September 30, 1999 from the purchase of fixed assets, principally computer equipment.

      Financing activities provided $1,001,000 during the nine months ended September 30, 1999, principally from increased borrowings under the Company's credit facilities. On June 14, 1999, the Company entered into a two-year, $10 million business financing agreement (the "Credit Agreement") with DFS, replacing a $6 million revolving credit line with First Union National Bank and a $4 million inventory credit line with Finova. The Credit Agreement contains the following credit sublimits: (i) a $10 million accounts receivable-based credit line, (ii) a $10 million inventory floorplan credit line to finance products purchased directly from Lucent or an approved Lucent distributor, and (iii) a $1.5 million supplemental inventory-based credit line. Borrowings under the accounts receivable line are advanced at 80% of eligible receivables (primarily receivables that are less than 90 days old), while borrowings under the supplemental inventory-based line are advanced at 50% of the cost of eligible refurbished inventory, and between 50-100% of the cost of new equipment purchased from Lucent or an approved Lucent distributor through DFS's floorplan financing program. These borrowings are at prime plus 1/2% (8.75% at September 30, 1999). Borrowings under the $10 million inventory-based credit line, which totaled $1,508,000 at September 30, 1999, are repayable, interest-free in either two or three equal monthly installments depending upon the product purchased. The facility calls for a commitment fee, payable annually, of .09% of the aggregate credit line. Since it is the Company's intent to maintain the DFS facility for longer than one year, borrowings are classified as long-term debt, except for borrowings under the inventory floorplan portion of the credit line which are classified as current.

      The Credit Agreement restricts the Company from the payment of dividends without the consent of DFS, and requires the Company to maintain a minimum tangible net worth of $5.5 million through December 30, 1999 and $5.75 million thereafter. The Credit Agreement also contains covenants requiring the Company to maintain certain debt-to-equity, interest coverage and current asset ratios, and minimum profitability levels, all of which the Company was in compliance with at September 30, 1999. As of September 30, 1999, the unused portion of the DFS facility aggregated approximately $4.2 million, of which approximately $2.04 million was available under various borrowing formulas. Borrowings are dependent upon the continuing generation of collateral, subject to the aggregate $10 million credit limit. The weighted average interest rate on the Company's credit facilities (excluding floorplan borrowings repayable under interest-free installments) was approximately 9% and 8.5% for the three and nine months ended September 30, 1999, respectively.

      The Company believes that it has sufficient capital resources, in the form of cash and available credit lines, to satisfy its current working capital requirements. The Company does not have any material commitments for capital expenditures.

Year 2000 Readiness Disclosures

      The Company considers "Year 2000 ("Y2K") compliant" products to be those which, when used in accordance with their associated documentation, will not fail to perform in accordance with their specifications or as otherwise warranted, in any manner that is material and adverse to the customer, as relating to the product's handling of calendar dates provided, however, that the products are used only with services, products and/or software that are themselves Y2K compliant and which properly exchange accurate date data with each other. During 1998, the Company formed a Y2K Project Team to conduct an assessment of its internal business systems and products. The Team is directed by the Company's Vice President of Operations and includes other members of senior management. The Company additionally set up a Year 2000 website at www.farmstead.com which provides Y2K product information as well as information on the progress of the Company's Y2K efforts.

      With regard to information technology ("IT"), the Company's significant internal computer-based systems consist of hardware and packaged software purchased from outside vendors, which operate in a Windows NT Local Area Network environment. The Company has been upgrading these systems to versions represented by the manufacturers as being Y2K compliant, and expects to complete this process during the fourth quarter of 1999. The Company does not anticipate any level of impairment in non-IT systems which would materially adversely impact business results. Having said this, an unexpected, significant and continuous disruption in basic infrastructure services, including telecommunications, electricity, and services provided by government agencies and financial institutions, and lack of Y2K compliance readiness on the part of the Company's third-party suppliers and customers, poses the most reasonably likely worst case Year 2000 scenario. The Company is also currently developing a contingency plan, to be completed prior to year-end, which will address potential operational problems in the event an interruption in its normal operating environment should occur. Specifically, the plan will include manual processing procedures in the event of an unforeseen failure in its IT systems. The Company currently estimates that the costs to upgrade its computer-based systems for internal use and associated computer hardware to Y2K compliant readiness will not exceed $40,000, of which approximately $35,000 has been incurred to date.

      The Company distributes and resells telecommunications parts and systems manufactured by Lucent. Lucent is also the Company's major product supplier. As such, the Company relies upon representations made by Lucent as to the Y2K compliance status of its products. Based upon information disseminated by Lucent, the Company believes that those Lucent products from which the Company principally derives its sales revenues are either currently Y2K compliant, or can be upgraded to a compliant version. For products determined to be non-compliant, the Company's policy is to assist its customers in obtaining Y2K compliant components or system upgrades at a reasonable cost when, and if, Y2K compliant versions are subsequently made available.

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

      The Company believes that it is taking reasonable steps to address its Y2K issues. The Company believes that the risks it faces from Y2K compliance problems, either internally or from inadequate compliance safeguards on the part of its outside suppliers and business partners, are in line with similarly situated businesses in the industry. The Company is reliant upon its outside vendors to provide Y2K compliant upgrades to the Company's internal computer systems. The failure of the Company to obtain such upgrades could result in a temporary inability to process transactions, ship products, send invoices, or engage in similar normal operating activities on a timely basis. If such an event occurred, the Company's operating results could be adversely affected. The Company believes, however, that this risk is mitigated by the Company's relatively small size, which should allow for alternative processing procedures to be implemented more quickly than would be the case for larger companies.

      The Company can give no guarantee that the systems of other companies upon which the Company relies will be converted on time, or that a significant operating problem caused by a Y2K problem would not have a material adverse effect on the Company. Since the Company sells Lucent products, and Lucent is the Company's key supplier, the Company could be materially adversely impacted by Y2K problems which impact Lucent's ability to supply product to the Company on time, or to supply product that is Y2K compliant. It is presently unknown to what extent the Company could be materially adversely impacted by any of such scenarios.

Forward-Looking Statements

      The Company's prospects are subject to certain uncertainties and risks. The discussions set forth in this Form 10-QSB contain certain statements which are not historical facts and are considered forward-looking statements within the meaning of the Federal Securities Laws. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, general economic conditions, growth in the telecommunications industry, competitive factors and their effect on pricing, changes in product mix and product demand, dependence on third party suppliers, and other risk factors detailed in this report, described from time to time in the Company's other Securities and Exchange Commission filings, or discussed in the Company's press releases. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of the Company. All forward-looking statements included in this document are based upon information available to the Company as of the date of this filing. The Company is under no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:

(a)    Exhibits:

       27    Financial Data Schedule

(b)    Reports on Form 8-K:

      No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1999.

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 4, 1999	FARMSTEAD TELEPHONE GROUP, INC. /s/ Robert G. LaVigne
Robert G. LaVigne Executive Vice President, Chief Financial Officer