Form 10KSB
period 1999-12-31
FARMSTEAD TELEPHONE GROUP INC
filed 2000-03-23
CIK 804331

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1999

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $32,871,000.

As of March 3, 2000, the aggregate market value of the Common Stock of the issuer held by non-affiliates, based upon the last sale price of the issuer's Common Stock on such date, was $4,502,000.

As of March 3, 2000, the issuer had 3,272,579 shares of its $0.001 par value Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on June 15, 2000 are incorporated by reference in Items 9 through 13 of Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format:    Yes  [ ]   No  [X]

                      TABLE OF CONTENTS TO FORM 10-KSB

                                   PART I

                                                                            Page
                                                                            ----

[S]       [S]                                                                [C]
Item 1.   Description of Business                                             3
Item 2.   Description of Properties                                           6
Item 3.   Legal Proceedings                                                   6
Item 4.   Submission of Matters to a Vote of Security Holders                 6

                                   PART II

Item 5.   Market for Common Equity and Related Stockholder Matters            6
Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 7
Item 7.   Financial Statements                                               11
Item 8.   Changes in and Disagreements With Accountants
          on Accounting and Financial Disclosure                             11

                                  PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange Act         11
Item 10.  Executive Compensation                                             12
Item 11.  Security Ownership of Certain Beneficial Owners and Management     12
Item 12.  Certain Relationships and Related Transactions                     12
Item 13.  Exhibits and Reports on Form 8-K                                   12

                                   PART I

Item 1.  Description of Business

General

      Farmstead Telephone Group, Inc. ("Farmstead" or the "Company") was incorporated in Delaware in 1986 and became publicly held in May 1987 following the completion of an initial public offering. The Company's main offices are located at 22 Prestige Park Circle, East Hartford, CT 06108, and its telephone number is (860) 610-6000. The Company is principally engaged as a secondary market reseller, and Authorized Remarketing Supplier of Classic Lucent[TRADEMARK] and new Lucent Technologies, Inc. ("Lucent") business communication products. These products are primarily customer premises-based private switching systems and peripheral telecommunications products, including voice processing systems. The Company also provides telecommunications equipment repair and refurbishing, rental, inventory management, and related value-added services. The Company sells its products and services primarily to both large and small end-user businesses, government agencies, and other secondary market dealers.

      In January, 1994, the Company acquired certain operating assets of Cobotyx Corporation, Inc., a designer, manufacturer and supplier of voice processing systems, and expanded its entry into this marketplace and formed a voice processing products division operating under the trade name "Cobotyx". In December 1997, the Company began the process of divesting itself from this business, completing the process in 1998.

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

Products

      The Company primarily sells both refurbished (by the Company or other equipment refurbishers) and new telecommunications parts manufactured by Lucent (See "Relationship with Lucent Technologies" for further information on Lucent). Refurbished products are primarily sold under the Classic Lucent[TRADEMARK] label, pursuant to a licensing agreement with Lucent. The Company's products are primarily components of private switching systems, generally PBXs and key systems, located at the customers premises, that permit a number of local telephones or terminals to communicate with one another, with or without use of the public telephone network. Key systems are generally used by small businesses, and are characterized by telephones which have multiple buttons permitting the user to select outgoing or incoming telephone lines directly. PBXs are private telephone switching systems usually located on a customer's premises, with an attendant console, and are designed for use by larger businesses. A PBX normally has more memory capacity and therefore can provide more features and flexibility than a key system. Parts sold include both digital and analog telephone sets and circuit packs, and other system accessories and related products such as headsets, consoles, speakerphones, paging systems and voice processing products offered by Lucent.

      Lucent key systems include: Merlin[REGISTERED MARK], Spirit[REGISTERED MARK], and Partner[REGISTERED MARK], Lucent PBX equipment sold by the Company include Definity[REGISTERED MARK], and System 75.

      Equipment sales revenues accounted for approximately 92% of consolidated revenues from continuing operations in 1999 (94% in 1998), while service revenues accounted for 8% of consolidated revenues from continuing operations in 1999 (6% in 1998). Sales of PBX equipment and associated telephones and peripherals accounted for approximately 76% of total equipment sales in 1999 (81% in 1998), while key equipment and other equipment sales, including data equipment, accounted for 24% of total equipment sales in 1999 (19% in 1998).

Relationship with Lucent Technologies

      Lucent was formed in 1995 from the systems and technology units that were formerly a part of AT&T Corp., including the research and development capabilities of Bell Laboratories. In April 1996, Lucent completed the initial public offering of its common stock and on September 30, 1996, became independent of AT&T when AT&T distributed to its shareholders all of its Lucent shares. With 1999 consolidated revenues in excess of $38 billion ($8.5 billion in revenues generated by the 'Enterprise Networks' business segment, within which market segment the Company participates), Lucent is one of the world's leading designers, developers and manufacturers of communications systems, software and products.

      Since 1985, AT&T/Lucent has provided support to the secondary market by continuing to offer installation, maintenance, repair, reconditioning and certification services for its products purchased by end-users through equipment resellers. Equipment resellers such as the Company may also, with various restrictions, utilize Lucent documentation, technical information and software. Lucent also generally provides up to a one-year warranty for products purchased from Lucent for resale. The installation and maintenance of Lucent equipment is generally provided by Lucent. The Company does, however, coordinate the installation scheduling directly with Lucent if requested to do so by its customer. The Company also has relationships with a number of companies throughout the United States who can provide such installation and maintenance services.

      Since February 1998, the Company has been operating under a Lucent-sponsored Authorized Remarketing Supplier ("ARS") program as an ARS Dealer, pursuant to a three-year contract entered into in December 1998 (the "ARS Agreement") to sell Classic Lucent[TRADEMARK] products to end-users nationwide. Classic Lucent[TRADEMARK] products are defined as used Lucent key system and PBX system parts, currently supported by Lucent, that have been refurbished by the Company under Lucent quality standards. This designation applies to substantially all of the used Lucent products which the Company now sells. The Company is currently one of four appointed ARS Dealers, none of whom has been granted an exclusive territory. The ARS Agreement also allows the Company to sell certain new Lucent PBX products and voice processing products to end-users, including government agencies. In February 1999, as a condition of its agreement with Lucent to become an ARS Dealer, the Company's new key system distributor agreement was terminated, and its associated dealer base was transferred to another Lucent distributor. Prior to the ARS Agreement, the Company was an "Authorized Distributor of Selected Lucent - Remanufactured Products" since 1991. In January 2000, the Company's direct supplier relationship with Lucent was assigned to Catalyst Telecom, a Lucent distributor, from whom the Company now purchases its new telecommunications products.

      The Company believes that its relationship with Lucent is satisfactory and has no indication that Lucent has any intention of terminating the ARS Agreement with the Company. The Company could be materially adversely affected should Lucent decide to terminate this agreement.

Marketing and Customers

      Telecommunications parts and value added services are marketed nationally through the Company's direct sales staff, which includes salespersons located throughout the Eastern Seaboard, Illinois, Ohio, Texas and California, and through a network of associate dealers (until February
1999). During 1999, the Company shipped products to approximately 6,000 business locations, with customers ranging from large, multi-location corporations, to small companies, and to equipment wholesalers, dealers, and government agencies and municipalities. In addition, during 1999 the Company started-up a call center sales operation at its East Hartford, CT facility, and shipped products to approximately 7,000 business locations. Approximately 67% (84% in 1998) of the Company's revenues were generated by customers located in New England, and along the Eastern Seaboard. End-users accounted for approximately 96% of 1999 revenues (87% in 1998), while sales to dealers and other resellers accounted for approximately 4% of 1999 revenues (13% in 1998). During the two years ended December 31, 1999, no single customer accounted for more than 10% of revenues from continuing operations, except for Lucent, which accounted for approximately 15% of both 1999 and 1998 revenues. The Company's business is not considered seasonal.

      The Company had attempted over the last several years prior to 1998 to market telecommunications equipment in the Peoples Republic of China and in the Republic of the Philippines. Its efforts, however, were not successful, and by the end of 1997 the Company ceased pursuing these international markets. The Company is currently focusing its sales efforts to markets within the United States.

Customer Services

      The Company is committed to respond to its customers' service or project-oriented telecommunications needs. While each type of service is not material to the Company's operations as a whole, the Company believes these services help differentiate it from its competitors, as well as contribute to longer-lasting customer relationships and incremental equipment sales. The Company provides the following services:

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

      Other Services: The Company's technical staff currently provide engineering, configuration, technical "hot line" telephone support and limited on-site installation services. For customers in the television broadcast industry, the Company provides telecommunications coordination services for broadcast sports and other events throughout the country.

      The Company's combined service revenues accounted for 8% of revenues from continuing operations in 1999 and 6% in 1998. No individual service category accounted for more than 5% of revenues from continuing operations.

Competition

      The Company operates in a highly competitive marketplace. Telephone equipment product competitors currently include Lucent and other new equipment manufacturers such as Northern Telecom Limited, other new equipment distributors, as well as other secondary market equipment resellers, of which the Company estimates there are over 100 nationwide.
In the sale of Classic Lucent[TRADEMARK] products, the Company competes with the other Lucent-designated ARS Dealers. The Company believes that key competitive factors in its market are timeliness of delivery, service support, price and product reliability. The Company also considers its working relationships with its customers to be an important and integral competitive factor. The Company anticipates intensified competition from larger companies having substantially greater technical, financial and marketing resources, as well as larger customer bases and name recognition. As the industry further develops voice and data convergence products, the Company anticipates that it will encounter a broader variety of competitors, including new entrants from related computer and communication industries.

Suppliers

      Lucent has historically been the Company's largest supplier of new telecommunication products and, until 1999, was one of its largest suppliers of refurbished products. In January 2000, the Company's direct supplier relationship with Lucent was assigned to Catalyst Telecom, a Lucent distributor, from whom the Company now purchases its new telecommunications products. The Company acquires used equipment from a variety of sources, depending upon price and availability at the time of purchase. These sources include other secondary market equipment dealers, leasing companies and end-users. The equipment so acquired may be in a refurbished state and ready for resale, or it may be purchased "as-is", requiring repair and/or refurbishing prior to its resale. The Company is dependent upon its relationships and agreements with Catalyst and Lucent for the provision of new equipment for resale. The Company is not otherwise dependent upon any other single supplier for used equipment. The Company believes that the availability of used equipment in the marketplace is presently sufficient to allow the Company to meet its customers' used equipment delivery requirements. See also "Relationship with Lucent Technologies."

Patents, Licenses and Trademarks

      No patent or trademark is considered material to the Company's continuing operations. Pursuant to agreements in effect with Lucent, the Company may utilize, during the term of these agreements, certain Lucent designated trademarks, insignia and symbols in the Company's advertising and promotion of Lucent products. In October 1998, the Company entered into a license agreement with Lucent, under which the Company was granted a non-exclusive license to use the Classic Lucent[TRADEMARK] trademark in connection with the refurbishing, marketing and sale of Lucent products sold under the ARS Agreement. Under this agreement, the Company is obligated to pay Lucent a fee, ranging from 8.5% to 10% of the sales price, on Classic Lucent product sold by the Company. The license expires December 31, 2001.

Employees

      At December 31, 1999, the Company had 141 employees, of which 139 were employed on a full-time basis. The Company's employees are not represented by any organized labor union and are not covered by any collective bargaining agreements.

Item 2.  Description of Properties

      At December 31, 1999, the Company operated two facilities under long-term lease agreements, occupying in excess of 49,000 square feet of warehouse and office space in East Hartford, CT. The lease agreements expire December 31, 2004. The Company also occupied an additional 11,000 square feet of warehouse space under a month-to-month rental agreement. The Company believes that its facilities are adequate for its present needs and suitable for their intended uses. If new or additional space is required, the Company believes that adequate facilities are available at competitive prices in the immediate areas of its current operations.

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


                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

      The Company's securities are traded on the American Stock Exchange, under the following symbols: Common Stock - "FTG"; Warrant issued in the Company's 1987 initial public offering ("IPO Warrants") - "FTG.WS"; Redeemable Class A Common Stock Purchase Warrant - "FTG.WS.A"; Redeemable Class B Common Stock Purchase Warrant - "FTG.WS.B". The following sets forth the range of quarterly high and low sales prices for these securities, for the two years ended December 31, 1999:


                         Common Stock:                         IPO Warrants:
                             1999                1998              1999               1998
                        ---------------     --------------     -------------     --------------
      Quarter Ended     High       Low      High      Low      High     Low      High      Low
      -------------     ----       ---      ----      ---      ----     ---      ----      ---

      March 31          $2.75     $1.44     $3.50    $1.81     $.81     $.41     $1.13     $.31
      June 30            1.88      1.31      2.75     1.50      .50      .25      1.13      .63
      September 30       1.75      1.13      2.25     1.25      .25      .25       .56      .38
      December 31        1.50       .88      2.81     1.13      .25      .25       .75      .31



                        Class A Warrants:                       Class B Warrants:
                              1999                1998                1999                1998
                        -----------------     ------------      -----------------     ------------
      Quarter Ended       High     Low        High     Low        High     Low        High     Low
      -------------       ----     ---        ----     ---        ----     ---        ----     ---

      March 31            $.88     $.38       $.38     $.06       $.75     $.31       $.19     $.03
      June 30              .56      .19        .25      .06        .56      .25        .25      .03
      September 30         .44      .19        .38      .13        .25      .13        .38      .06
      December 31          .38      .13        .75      .25        .19      .13        .75      .19


      There were 3,272,579 and 3,264,579 common shares outstanding at December 31, 1999 and 1998, respectively. There were 183,579 IPO Warrants, 1,137,923 Class A Warrants and 1,137,923 Class B Warrants outstanding at December 31, 1999 and 1998. As of December 31, 1999 there were 562 holders of record of the common stock representing approximately 3,500 beneficial stockholders. The Company has paid no dividends and does not expect to pay dividends in the foreseeable future as it intends to retain earnings to finance the growth of its operations. Pursuant to a revolving credit agreement with Deutsche Financial Services Corporation ("DFS"), the Company is prohibited from declaring or paying any dividends or making any other distribution on any of the shares of its capital stock, without the prior consent of the lender.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto contained in Item 7 of this Report.

Year Ended December 31, 1999 Compared With Year Ended December 31, 1998

Revenues

      Revenues from continuing operations for 1999 were $32,871,000, an increase of $5,133,000 or 19% from $27,738,000 recorded in 1998.
Telecommunications equipment sales revenues accounted for 92% of 1999 revenues from continuing operations (94% in 1998), while service revenues accounted for 8% of 1999 revenues from continuing operations (6% in 1998). Telecommunications equipment sales revenues in 1999 increased by 17% overall from 1998, as sales to end-users increased by 30% while dealer sales declined by 61%. The increase in end-user sales was attributable to further expansion of the Company's remote sales offices, increased sales under the Company's ARS agreement with Lucent, and to the start-up of a call center sales operation. The end-user revenue gains were partially offset by the discontinuance of the Company's dealer channel at the end of February 1999. As a part of its agreement with Lucent in becoming an ARS Dealer, the Company transferred its new key system dealer base to another Lucent distributor. Revenues from this channel were $535,000 for 1999, as compared to $2,820,000 (10% of revenues) for 1998. Service revenues increased by 40% over 1998 primarily due to increases in both equipment repair and refurbishing, and installation services. In June 1999, the Company entered into an agreement with Lucent to repair and refurbish certain specified Lucent-owned voice terminals and other telecommunications equipment. The agreement expires December 31, 2001. Revenues under this agreement were $290,000 for 1999.

Cost of Revenues and Gross Profit

      Total cost of revenues from continuing operations in 1999 was $25,840,000, an increase of $5,024,000, or 24.1%, compared with
$20,816,000 in 1998. The gross profit from continuing operations in 1999 was $7,031,000, an increase of $109,000, or 1.6%, compared with $6,922,000 in 1998. The gross profit margin was 21.4% of revenues in 1999, compared with 25.0% in 1998, due to (i) $1,530,000 in license fees paid to Lucent in 1999, compared with $301,000 paid in 1998, pursuant to the ARS Dealer program; (ii) labor, facility and other overhead costs incurred in the third and fourth quarters of 1999 in the start-up of a separate facility for the repair and refurbishing of certain telecommunications equipment under a contract with Lucent, and in connection with the current ARS
Dealer program; and (iii) product sales mix, principally higher revenues generated by sales of new equipment at profit margins below those generated by used equipment sales. The overall decline in gross profit margin for the year principally arose from a 14.3% gross profit margin realized in the fourth quarter of 1999 due to the reasons stated above.

Selling, General and Administrative ("SG&A") Expenses

      SG&A expenses from continuing operations in 1999 were $6,663,000, an increase of $737,000, or 12.4%, compared with $5,926,000 in 1998. SG&A expenses were 20.3% of 1999 revenues, compared with 21.4% of 1998 revenues. The increase in SG&A expenses was primarily attributable to costs associated with increased sales and sales support personnel, and associated compensation and travel expenses, as the Company opened additional sales offices and started-up a call center sales operation. Higher employment levels overall from a year ago have also resulted in increased insurance expense, office expense, depreciation on computer and office equipment, and higher telephone expense. These additional expenses were partially offset by reduced marketing, public relations, and outside consulting expenses.

Interest Expense and Other Income

      Interest expense was $349,000 in 1999, an increase of $77,000, or 28.3%, compared with $272,000 for 1998. The increase was due to higher average borrowings under the Company's credit facilities.

      Other income was $36,000 in 1999, a decrease of $36,000, or 50%, compared with 1998. Other income in each period consisted principally of interest earned on invested cash, and has declined due to a lower average invested cash balance.

(Benefit) Provision for Income Taxes

      The $2,000 income tax benefit recorded for 1999 included a $19,000 credit arising from the overpayment of prior year state taxes. The $16,000 income tax provision recorded in 1998 consisted of state income tax expense of $6,000 and federal income tax expense of $10,000.

Year Ended December 31, 1998 Compared With Year Ended December 31, 1997

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

      In December 1997, due to declining revenues and resulting operating losses in the Cobotyx business unit, the Company began actively pursuing divesting itself of this voice processing products business. The Company could not locate a qualified buyer; however, during 1998 the Company significantly reduced all business operations, including the cessation of internal product development activities. The loss from discontinued operations attributable to Cobotyx operations was $14,000 for 1998, on revenues of $605,000, as compared to a loss of $480,000 in 1997 on revenues of $1,479,000. The Company expects revenues to continue to decline as demand for the Cobotyx products diminish; however, the Company does not expect this to have a material impact on future operating results.

Discussion of the Results of Continuing Operations

Revenues

      Revenues from continuing operations for the year ended December 31, 1998 were $27,738,000, an increase of $7,179,000 or 35% from the comparable 1997 period. During 1998 the Company established several new sales offices throughout the country, and increased its sales force. The Company also benefited from its appointment as a Lucent Authorized Remarketing Supplier of Classic Lucent telephone equipment ("ARS"). These factors resulted in a 33% increase in end-user equipment sales. The increase in revenues was also attributable to 66% growth in equipment sales to dealers and other resellers, and a 16% growth in service revenues, consisting principally of installations, event coordination and equipment rentals. End-user equipment sales revenues accounted for 81% of revenues in 1998 (82% in 1997), while revenues from dealers and other equipment resellers accounted for 13%

(11% in 1997) and services accounted for 6% of revenues (7% in 1997).
As a part of its agreement in becoming an ARS, in February 1999 the Company transferred its new key system dealer base to another Lucent distributor. Revenues from this dealer base accounted for 10% of revenues in 1998 (8% in 1997). The Company anticipates that increased revenues under the ARS agreement will offset the loss in revenue from the dealer base.

Gross Profit

      Gross profit from continuing operations for the year ended December 31, 1998 was $6,922,000, an increase of $1,823,000 or 36% from the comparable 1997 period. The overall gross profit margin was 25% of revenues during both 1998 and 1997. License fees paid in 1998 to Lucent for equipment sales under the ARS program reduced the gross profit margin by 1 percentage point; however, this was offset by lower overhead costs per sales dollar on the higher volume sales level.

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

Liquidity and Capital Resources

      Working capital, defined as current assets less current liabilities, was $10,150,000 at December 31, 1999, an increase of $2,751,000, or 37.2%, compared with $7,399,000 at December 31, 1998. The working capital ratio was 3.2 to 1 at December 31, 1999, compared with 2.4 to 1 at December 31, 1998. The increase in working capital was due to an increase in accounts receivable attributable to higher sales volume, an increase in inventories, and a reduction in total debt maturing within one year as a result of the refinancing of the Company's revolving credit facility under a two year agreement with DFS.

      Operating activities used $644,000 during 1999, compared with a use of $2,424,000 in 1998. Accounts receivable increased by $1,715,000, or 34.6%, in 1999, primarily due to higher sales volume during the fourth quarter of 1999 than during the fourth quarter of 1998. Inventories increased by $689,000, or 10.1% in 1999, due to higher stocking levels of used telecommunications equipment, including used equipment requiring repair and/or refurbishing, partially offset by lower stocking levels of new telecommunications equipment. Cash used by operating activities was partially offset by a $1,320,000, or 63.5%, increase in accounts payable, accrued expenses and other liabilities.

      Investing activities used $282,000 during 1999, compared with a use of $214,000 in 1998. The use of cash in both periods was due to purchases of fixed assets, principally computer equipment.

      Financing activities provided $782,000 during 1999, compared with $2,126,000 in 1998. Increased borrowings under revolving credit facilities provided $2,751,000 during 1999, while the Company reduced its inventory finance program borrowings by $1,907,000 in 1999. On June 14, 1999, the Company entered into a two-year, $10 million business financing agreement (the "Credit Agreement") with DFS, replacing a $6 million revolving credit line with First Union National Bank and a $4 million inventory credit line with Finova. The Credit Agreement contains the following credit sublimits:
(i) a $10 million accounts receivable-based credit line, (ii) a $10 million inventory floorplan credit line to finance product purchased directly from Lucent or an approved Lucent distributor, and (iii) a $1.5 million supplemental inventory-based credit line. Borrowings under the accounts receivable line are advanced at 80% of eligible receivables (primarily receivables that are less than 90 days old), while borrowings under the supplemental inventory-based line are advanced at 50% of the cost of eligible refurbished inventory, and between 50-100% of the cost of new equipment purchased from Lucent, or an approved Lucent distributor, through DFS's floorplan financing program. These borrowings are at prime plus .50% (9.0% at December 31, 1999). Borrowings under the $10 million inventory floorplan credit line, which were $1,174,843 at December 31, 1999, are repayable, interest-free in either two or three equal monthly installments. The facility calls for a commitment fee, payable annually, of .09% of the aggregate credit line. Since it is the Company's intent to maintain the DFS facility for longer than one year, borrowings are classified as long-term debt, except for borrowings under the inventory floorplan portion of the credit line which are classified as current. There are no compensating balance requirements.

      The Credit Agreement restricts the Company from the payment of dividends without the consent of DFS, and requires the Company to maintain a minimum tangible net worth of $5.75 million on and after December 31, 1999. The Credit Agreement also contains covenants requiring the Company to maintain certain debt-to-equity, interest coverage and current asset ratios, and minimum profitability levels. As of December 31, 1999, the Company was in violation of its minimum annual profitability requirement of $300,000, and its annual interest coverage ratio requirement. The Company subsequently received waivers from DFS of these covenant violations for 1999. As of December 31, 1999, the unused portion of the DFS facility was $4,386,000, of which $883,000 was available under various borrowing formulas. The average and highest amounts borrowed during the year ended December 31, 1999 were $3,195,000 and $5,700,000, respectively. The average and highest amounts borrowed during the year ended December 31, 1998 were $2,329,000 and $3,673,000, respectively. Borrowings are dependent upon the continuing generation of collateral, subject to the aggregate $10 million credit limit. The weighted average interest rate on the Company's credit facilities (excluding floorplan borrowings repayable under interest-free installments) was 8.9% in 1999 and 9.5% in 1998.

      The Company is currently dependent upon its existing credit agreements and accounts receivable collection experience, to provide cash to satisfy its working capital requirements. Material changes in the Company's lending agreements, or a slowdown in the collection of accounts receivable could negatively impact the Company. The Company can give no assurance that it will have sufficient cash resources to finance future growth, and it may become necessary to seek additional financing for such purpose. The Company does not currently have any material commitments for capital expenditures.

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

Item 7.  Financial Statements

      The following report and financial statements of the Company are contained on the pages indicated:


                                                                       Page

      Report of Deloitte & Touche LLP                                   14

      Consolidated Balance Sheets - December 31, 1999 and 1998          15

      Consolidated Statements of Operations - Years Ended
      December 31, 1999 and 1998                                        16

      Consolidated Statements of Changes in Stockholders' Equity -
      Years Ended December 31, 1999 and 1998                            17

      Consolidated Statements of Cash Flows - Years Ended
      December 31, 1999 and 1998                                        18

      Notes to Consolidated Financial Statements                        19


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

                      Executive Officers of the Company
                     (Information as of January 1, 2000)


                                   First
                                 Became An
                                 Executive
        Name             Age     Officer in                      Position(s) Held
        ----             ---     ----------                      ----------------

George Taylor, Jr.*      57         1984        Chairman of the Board, President, Chief Executive
                                                Officer

Robert G. LaVigne*       48         1988        Executive Vice President, Chief Financial Officer,
                                                Secretary, Treasurer

Alexander E. Capo        49         1987        Vice President - Sales

Joseph A. Novak, Jr.     56         1993        Vice President - Operations (until 2/29/2000)

Neil R. Sullivan         48         1994        Vice President - Accounting & Administration,
                                                Assistant Secretary

Robert L. Saelens        54         1997        Vice President - Marketing

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

      Joseph A. Novak, Jr., Vice President - Operations since 1993. General Manager of Farmstead Asset Management Services, LLC from 1996 to 1997. Prior to 1990, he was employed by AT&T for 28 years, serving in various operational and sales management capacities. Vice General Manager and a Director of ATC. Mr. Novak retired from the Company on February 29, 2000 and is currently providing consulting services to the Company.

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

      Robert L. Saelens, Vice President - Marketing since June 1997. Director of Marketing from May 1996 through May 1997. President of Saelens & Associates, a marketing consulting firm, from 1989 to 1997. President of Baker, Bateson & Saelens, Inc., a marketing consulting firm, from 1982 to 1989. Prior thereto Mr. Saelens served for ten years in the Creative and Strategic planning departments of the J. Walter Thompson Corporation.

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

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibits:  See Index to Exhibits on page 27.

(b) Reports on Form 8-K: The registrant did not file any reports on Form 8-K during the fourth quarter of 1999.

                                 SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2000.

                                       FARMSTEAD TELEPHONE GROUP, INC.


                                   By: /s/ George J. Taylor, Jr.
                                       -------------------------
                                       George J. Taylor, Jr.
                                       Chairman of the Board, Chief
                                       Executive Officer and President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 21, 2000.

        Signature                                       Title
        ---------                                       -----

[S]                               [S]
/s/ George J. Taylor, Jr.         Chairman of the Board, Chief Executive
------------------------------    Officer and President
George J. Taylor, Jr.             (Principal Executive Officer)

/s/ Robert G. LaVigne             Executive Vice President, Chief Financial
------------------------------    Officer, Secretary and Director
Robert G. LaVigne                 (Principal Financial and Accounting Officer)

/s/ Harold L. Hansen              Director
------------------------------
Harold L. Hansen

/s/ Hugh M. Taylor                Director
------------------------------
Hugh M. Taylor

/s/ Joseph J. Kelley              Director
------------------------------
Joseph J. Kelley

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Farmstead Telephone Group, Inc.
East Hartford, Connecticut

We have audited the accompanying consolidated balance sheets of Farmstead Telephone Group, Inc. and subsidiary (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Farmstead Telephone Group, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Deloitte & Touche LLP
Hartford, Connecticut

February 21, 2000

                       FARMSTEAD TELEPHONE GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS
                         December 31, 1999 and 1998


(In thousands, except per share amounts)                               1999        1998
-----------------------------------------------------------------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                                           $   446     $   590
  Accounts receivable, less allowance for doubtful
   accounts of $266 in 1999 and $287 in 1998                            6,665       4,950
  Inventories                                                           7,539       6,850
  Other current assets                                                     49         194
-----------------------------------------------------------------------------------------
Total Current Assets                                                   14,699      12,584
-----------------------------------------------------------------------------------------
Property and equipment, net (Note 3)                                      774         845
Other assets                                                              184          69
-----------------------------------------------------------------------------------------
Total Assets                                                          $15,657     $13,498
=========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $ 2,451     $ 1,442
  Debt maturing within one year (Note 5)                                1,264       3,160
  Accrued expenses and other current liabilities (Note 4)                 834         583
-----------------------------------------------------------------------------------------
Total Current Liabilities                                               4,549       5,185
-----------------------------------------------------------------------------------------
Long-term debt (Note 5)                                                 4,578       1,916
Other liabilities (Note 10)                                               113          53
-----------------------------------------------------------------------------------------
Total Liabilities                                                       9,240       7,154
-----------------------------------------------------------------------------------------

Commitments and contingencies (Note 9)

Stockholders' Equity:
  Preferred stock, $0.001 par value; 2,000,000 shares authorized;
   No shares issued and outstanding                                         -           -
  Common stock, $0.001 par value; 30,000,000 shares authorized;
   3,272,579 and 3,264,579 shares issued and outstanding in 1999
   and 1998, respectively                                                   3           3
  Additional paid-in capital                                           12,216      12,200
  Accumulated deficit                                                  (5,802)     (5,859)
-----------------------------------------------------------------------------------------
Total Stockholders' Equity                                              6,417       6,344
-----------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                            $15,657     $13,498
=========================================================================================


        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   Years Ended December 31, 1999 and 1998


(In thousands, except per share amounts)                          1999        1998
------------------------------------------------------------------------------------

Revenues                                                         $32,871     $27,738
Cost of revenues                                                  25,840      20,816
------------------------------------------------------------------------------------
Gross profit                                                       7,031       6,922
Selling, general and administrative expenses                       6,663       5,926
------------------------------------------------------------------------------------
Operating income                                                     368         996
Interest expense                                                     349         272
Other income                                                         (36)        (72)
------------------------------------------------------------------------------------
Income from continuing operations before income taxes                 55         796
(Benefit) provision for income taxes                                  (2)         16
------------------------------------------------------------------------------------
Income from continuing operations                                     57         780
------------------------------------------------------------------------------------
Discontinued operations (Note 6):
  Loss from operations                                                 -         (14)
  Loss on sale of discontinued operation                               -        (195)
------------------------------------------------------------------------------------
Loss from discontinued operations                                      -        (209)
------------------------------------------------------------------------------------
Net income                                                       $    57     $   571
====================================================================================

Net income (loss) per common share:
Basic and diluted net income (loss) per common share:
  From continuing operations                                     $   .02     $   .23
  From discontinued operations                                         -        (.06)
------------------------------------------------------------------------------------
Basic and diluted net income (loss) per common share             $   .02     $   .17
====================================================================================

Weighted average common shares outstanding:
Basic weighted average common shares                               3,272       3,264
Dilutive effect of stock options                                       2         140
------------------------------------------------------------------------------------
Diluted weighted average common and common equivalent shares       3,274       3,404
====================================================================================


        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CHANGES
                           IN STOCKHOLDERS' EQUITY
                   Years Ended December 31, 1999 and 1998


                                   Common Stock        Additional     Accum-
                                 -----------------      paid-in       ulated
(In thousands)                   Shares     Amount      capital       deficit      Total
-----------------------------------------------------------------------------------------

Balance at December 31, 1997     3,262        $3        $12,196       $(6,430)     $5,769
Stock options exercised              2         -              4             -           4
Net income                           -         -              -           571         571
-----------------------------------------------------------------------------------------
Balance at December 31, 1998     3,264         3         12,200        (5,859)      6,344
Stock options exercised              8         -             16             -          16
Net income                           -         -              -            57          57
-----------------------------------------------------------------------------------------
Balance at December 31, 1999     3,272        $3        $12,216       $(5,802)     $6,417
=========================================================================================


        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years Ended December 31, 1999 and 1998


(In thousands)                                                   1999        1998
-----------------------------------------------------------------------------------

Operating Activities:
Net income                                                      $    57     $   571
Adjustments to reconcile net income to net cash flows
 used by operating activities:
 Depreciation and amortization                                      358         309
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                     (1,715)        127
  Increase in inventories                                          (689)     (4,267)
  Decrease in other assets                                           25         303
  Increase (decrease) in accounts payable, accrued expenses
   and other liabilities                                          1,320         (27)
  Decrease in net assets of discontinued operations                   -         560
-----------------------------------------------------------------------------------
Net cash used by operating activities                              (644)     (2,424)
-----------------------------------------------------------------------------------
Investing Activities:
Purchases of property and equipment                                (282)       (214)
-----------------------------------------------------------------------------------
Net cash used in investing activities                              (282)       (214)
-----------------------------------------------------------------------------------
Financing Activities:
(Repayments) borrowings under inventory finance agreement        (1,907)      2,193
Borrowings (repayments) under revolving credit lines              2,751          (8)
Repayments of capital lease obligation                              (78)        (63)
Proceeds from exercise of stock options                              16           4
-----------------------------------------------------------------------------------
Net cash provided by financing activities                           782       2,126
-----------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                          (144)       (512)
Cash and cash equivalents at beginning of year                      590       1,102
-----------------------------------------------------------------------------------
Cash and cash equivalents at end of year                        $   446     $   590
===================================================================================

Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest                                                      $   349     $   272
  Income taxes                                                       10          14


        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Operations

      Farmstead Telephone Group, Inc. ("Farmstead" or the "Company") is principally engaged as a secondary market reseller, and Authorized
Remarketing Supplier of Classic Lucent[TRADEMARK] and new Lucent Technologies, Inc. ("Lucent") business telecommunication products. Its products are primarily customer premises-based private switching systems and peripheral products, including voice processing systems. The Company also provides telecommunications equipment repair and refurbishing, rental, inventory management, and related value-added services. The Company sells its products and services to both large and small end-user businesses, government agencies, and other secondary market companies. During the two years ended December 31, 1999, no single customer accounted for more than 10% of revenues from continuing operations except for Lucent, which accounted for 15% of both 1999 and 1998 revenues.

Principles of Consolidation

      The consolidated financial statements presented herein include the accounts of the Company and its wholly- owned subsidiary, FTG Venture Corporation (inactive). Investments in companies in which ownership interests range from 20-50% and which the Company exercises significant influence but does not control, are accounted for under the equity method. In 1997, the Company's 50% ownership in Beijing Antai Communications Equipment Co., Ltd. was written down to zero due to its history of operating losses. All material intercompany transactions have been eliminated.

Use of Estimates

      The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used in accounting for allowances for uncollectible receivables, inventory obsolescence, depreciation, taxes and contingencies, among others. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

Revenue Recognition

      Revenues are recognized when products are shipped or when services are performed.

Cash and Cash Equivalents

      The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Inventories

      Inventories are stated at the lower of cost or market, and are valued on an average cost basis.

Property and Equipment

      Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which range from three to ten years. Maintenance, repairs and minor renewals are charged to operations as incurred.

Income Taxes

      The Company provides for income taxes under the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Due to the availability of net operating loss carryforwards, federal tax expense consisted of alternative minimum taxes in 1999 and 1998, and state income tax expense consisted of minimum taxes in both years.

Net Income (Loss) Per Share

      Basic net income (loss) per share was computed by dividing net income
(loss) (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Diluted net income (loss) per share was computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants, unless their effect on net income (loss) per share is antidilutive.

Segment Information

      In the opinion of management, the Company operates in one industry segment, which is the sale of telecommunications equipment.

2.  CASH AND CASH EQUIVALENTS

      Cash and cash equivalents at December 31, 1999 and 1998 includes an investment in a money market fund consisting of high quality short term instruments, principally US Government and Agency issues and commercial paper.

3.  PROPERTY AND EQUIPMENT, NET

      As of December 31, the components of property and equipment, net were as follows (in thousands):


                                                                1999       1998
            --------------------------------------------------------------------

            Equipment                                          $1,029     $  925
            Furniture and fixtures                                116         84
            Leasehold improvements                                103         85
            Leased equipment under capital lease                  394        415
            --------------------------------------------------------------------
                                                                1,642      1,509
            Less accumulated depreciation and amortization       (868)      (664)
            --------------------------------------------------------------------
            Property and equipment, net                        $  774     $  845
            ====================================================================


      Leased equipment under capital lease at December 31, 1999 and 1998 consisted principally of office furniture, equipment and computer equipment. The accumulated amortization of the leased equipment was $217,000 and $150,000 at December 31, 1999 and 1998, respectively.

4.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      As of December 31, the components of accrued expenses and other liabilities were as follows (in thousands):


                                                               1999     1998
            ----------------------------------------------------------------

            Salaries, commissions and benefits                 $668     $501
            License fees payable to Lucent (Note 9)             114        -
            Other                                                52       82
            ----------------------------------------------------------------
            Accrued expenses and other current liabilities     $834     $583
            ================================================================


5.  DEBT OBLIGATIONS

      Debt Maturing Within One Year
      -----------------------------

      As of December 31, debt obligations maturing within one year consisted of the following (in thousands):


                                                        1999       1998
            ------------------------------------------------------------

            Inventory financing program borrowings     $1,175     $3,082
            Current portion of long-term debt              89         78
            ------------------------------------------------------------
            Total debt maturing within one year        $1,264     $3,160
            ============================================================

      In December 1997, the Company obtained a $2 million line of credit with Finova Capital Corporation ("Finova") for the purpose of financing Lucent products purchased directly from Lucent or approved Lucent distributors. During 1998 the credit line was increased to $4 million. On June 14, 1999, the Company repaid all amounts owed Finova under the credit line, and obtained a similar financing arrangement as a part of a larger credit facility with Deutsche Financial Services Corporation, a unit of Deutsche Bank Group ("DFS"), as further described below.

      Long-term Debt
      --------------

      As of December 31, long-term debt obligations consisted of the following (in thousands):


                                                   1999       1998
            -------------------------------------------------------

            Revolving credit agreement(a)         $4,439     $1,688
            Obligation under capital lease(b)        228        306
            -------------------------------------------------------
                                                   4,667      1,994
            Less current portion                     (89)       (78)
            -------------------------------------------------------
            Long-term debt                        $4,578     $1,916
            =======================================================


       (a) On June 14, 1999, the Company entered into a two-year, $10 million business financing agreement (the "Credit Agreement") with DFS, replacing a $6 million revolving credit line with First Union National Bank and a $4 million inventory credit line with Finova. The Credit Agreement contains the following credit sublimits: (i) a $10 million accounts receivable-based credit line, (ii) a $10 million inventory floorplan credit line to finance product purchased directly from Lucent Technologies, Inc. ("Lucent") or an approved Lucent distributor, and (iii) a $1.5 million supplemental inventory-based credit line. Borrowings under the accounts receivable line are advanced at 80% of eligible receivables (primarily receivables that are less than 90 days old), while borrowings under the supplemental inventory-based line are advanced at 50% of the cost of eligible refurbished inventory, and between 50-100% of the cost of new equipment purchased from Lucent, or an approved Lucent distributor, through DFS's floorplan financing program. These borrowings are at prime plus .50% (9.0% at December 31, 1999). Borrowings under the $10 million inventory floorplan credit line, which were $1,174,843 at December 31, 1999, are repayable, interest-free in either two or three equal monthly installments. The facility calls for a commitment fee, payable annually, of .09% of the aggregate credit line. Since it is the Company's intent to maintain the DFS facility for longer than one year, borrowings are classified as long-term debt, except for borrowings under the inventory floorplan portion of the credit line which are classified as current. There are no compensating balance requirements.

      The Credit Agreement restricts the Company from the payment of dividends without the consent of DFS, and requires the Company to maintain a minimum tangible net worth of $5.75 million on and after December 31, 1999. The Credit Agreement also contains covenants requiring the Company to maintain certain debt-to-equity, interest coverage and current asset ratios, and minimum profitability levels. As of December 31, 1999, the Company was in violation of its minimum annual profitability requirement of $300,000, and its interest coverage ratio requirement. The Company subsequently received waivers from DFS of these covenant violations. As of December 31, 1999, the unused portion of the DFS facility was $4,386,000, of which $883,000 was available under various borrowing formulas. The average and highest amounts borrowed during the year ended December 31, 1999 were $3,195,000 and $5,700,000, respectively. The average and highest amounts borrowed during the year ended December 31, 1998 were $2,329,000 and $3,673,000, respectively. Borrowings are dependent upon the continuing generation of collateral, subject to the aggregate $10 million credit limit. The weighted average interest rate on the Company's credit facilities (excluding floorplan borrowings repayable under interest-free installments) was 8.9% in 1999 and 9.5% in 1998.

       (b) In May 1997, the Company entered into a five year, noncancelable lease agreement to finance $419,000 of office furniture, equipment and computer equipment acquired in connection with the Company's facility relocation. Monthly lease payments are $9,589, with a $1.00 purchase option at the end of the lease. The effective interest rate on the capitalized lease obligation is 13.29%. As of December 31, 1999 the future minimum annual lease payments are as follows (in thousands):


            Year ending December 31:
            -------------------------------------------

              2000                                 $115
              2001                                  115
              2002                                   38
            -------------------------------------------
            Total minimum lease payments            268
            Less amount representing interest       (40)
            -------------------------------------------
            Present value of net minimum lease
             payments under capital lease          $228
            ===========================================


      The carrying values of the Company's borrowings approximated their fair values at December 31, 1999 and 1998.

6.  DISCONTINUED OPERATIONS

      FAMS
      ----

      In December 1997, the Company sold its subsidiary, Farmstead Asset Management Services, LLC ("FAMS") to FAMS, LLC, a newly formed New Jersey corporation owned by a former management employee for $40,000 in cash and a $360,000 10% Note, payable in 60 monthly installments. The Note was secured by the assets of FAMS. During 1998 the Company recorded a $195,000 charge to reduce the carrying value of the FAMS, LLC note receivable to its estimated realizable value, which the Company received in 1999 in the form of inventory and equipment.

      Voice Processing Products
      -------------------------

      In January, 1994, the Company acquired certain operating assets of Cobotyx Corporation, Inc., a designer, manufacturer and supplier of voice processing systems, and expanded its entry into this marketplace and formed a voice processing products division operating under the trade name "Cobotyx". In December 1997, the Company began the process of divesting itself from this business, completing the process in 1998. For the year ended December 31, 1998, Cobotyx voice processing product revenues approximated $605,000. The Company's loss from the operations of its voice processing products business was approximately $14,000 in 1998.

7.  STOCK OPTIONS

      The Company's 1992 Stock Option Plan ("1992 Plan") permits the granting of options to employees, directors and consultants of the Company, which shall be either incentive stock options ("ISOs") as defined under
Section 422 of the Internal Revenue Code, or non-qualified stock options ("NSOs"). ISOs may be granted at no less than market value at the time of granting, with a maximum term of ten years except, for a 10% or more stockholder, the exercise price shall not be less than 110% of market value, with a maximum term of five years. NSOs may be granted at no less than 50% of market value at the time of granting, with a maximum term of 10 years. The maximum number of shares issuable under the 1992 Plan, which expires in 2002, is 3,500,000.

      The Company's 1986 and 1987 Key Employees and Key Personnel Stock Option Plans have expired, however options previously granted under these plans may continue to be exercised in accordance with the terms of the individual grants. Options currently granted under all plans expire on various dates through 2009. A summary of stock option transactions for each of the two years in the period ended December 31, 1999 is as follows:


                                                                   Weighted
                                                                    Average
                                      Number       Exercise        Exercise
                                    of Shares     Price Range        Price
---------------------------------------------------------------------------

Outstanding at December 31, 1997      907,609     $1.56 - 11.80      $2.14
Granted                               919,570      1.19 -  2.69       1.94
Exercised                              (2,250)             2.00       2.00
Canceled or expired                   (63,500)     1.56 -  2.38       1.95
--------------------------------------------------------------------------
Outstanding at December 31, 1998    1,761,429     $1.19 - 11.80      $2.04
Granted                                92,017      1.12 -  2.56       1.89
Exercised                              (8,000)             2.00       2.00
Canceled or expired                   (53,100)     1.19 -  6.70       2.42
--------------------------------------------------------------------------
Outstanding at December 31, 1999    1,792,346     $1.12 - 11.80      $2.02
==========================================================================
As of December 31, 1999:
  Exercisable                       1,366,000     $1.19 - 11.80      $2.05
  Available for future grant        1,709,846


      The following summarizes information about stock options outstanding and exercisable as of December 31, 1999:


                                     Options Outstanding                          Options Exercisable
                   ------------------------------------------------------    -----------------------------
                                      Weighted Avg.
Range of              Number            Remaining           Weighted Avg.       Number       Weighted Avg.
Exercise Prices    Outstanding    Contractual Life(Yrs)    Exercise Price    Exercisable    Exercise Price
---------------    -----------    ---------------------    --------------    -----------    --------------

$1.19 -  2.00       1,748,246              7.7                 $1.95          1,326,400         $1.96
$2.01 -  5.00          29,750              5.2                  3.13             25,250          3.23
$5.01 - 11.80          14,350              4.4                  8.55             14,350          8.55
Total               1,792,346              7.6                 $2.02          1,366,000         $2.05


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


                                               1999                     1998
                                       ---------------------    ---------------------
                                          As                       As
                                       Reported    Pro forma    Reported    Pro forma
                                       --------    ---------    --------    ---------

Net income (loss)                        $ 57        $(262)       $571        $(525)
Basic net income (loss) per share         .02         (.08)        .17         (.16)
Diluted net income (loss) per share       .02         (.08)        .17         (.15)


      The fair value of stock options used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for both 1999 and 1998; expected volatility of 194% for 1999 (124% for 1998); risk-free interest rate of 5.5% for 1999 (4.9% for 1998), and an expected option holding period of 5 years for both 1999 and 1998. The weighted average fair value of options granted during 1999 and 1998 was $1.59 and $1.66, respectively.

8.  STOCKHOLDERS' EQUITY

      As of December 31, 1999, the following securities were outstanding:

       (a) 33,136 Underwriter Options, exercisable at $7.50 per unit, each unit consisting of one share of common stock, and one warrant to purchase
1.07 shares of common stock at $4.67. These options, and the underlying warrants, expire June 30, 2002. The Underwriter Options were issued in connection with the Company's 1987 initial public offering.

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

       (d) 89,948 Representative Warrants to purchase 89,948 units at an exercise price of $2.90 per unit. Each unit consists of one share of common stock, one Class A Warrant and one Class B Warrant. The Representative Warrants were issued in 1996 to the Company's underwriter in connection with a secondary offering of securities, at an original exercise price of $6.70 per unit. During 1998 the Company's Board of Directors voted to reduce the exercise price to $2.90 per unit. The Representative Warrants expire September 16, 2001.

9.  LEASES AND OTHER COMMITMENTS AND CONTINGENCIES

      The Company leases 49,897 square feet of office and warehouse space under non-cancelable leases expiring December 31, 2004. The leases contain two, three-year renewal options. As of December 31, 1999, future minimum annual rental payments were as follows: $248,699 for 2000, $250,146 for 2001, $255,945 for 2002, $257,104 for 2003 and $257,104 for 2004. Rent
expense, which includes short-term rentals of warehouse space, was $225,229 in 1999 and $173,796 in 1998.

      Effective January 1, 1998, the Company entered into a ten-year employment agreement with the Chief Executive Officer ("CEO"). The agreement provides for five years of full-time employment (the "Active Period"), and five years of limited employment (the "Limited Period") commencing January 1, 2003. During the Active Period, the CEO's contractual minimum annual base salary is $200,000 for 1998, $250,000 for 1999, and $300,000 annually for 2000 to 2002. During the Limited Period, the CEO will be paid an annual amount equal to one-third of the base salary rate in effect at the commencement of the Limited Period, as consideration for up to fifty days of active service per year. The agreement provides for an annual bonus of up to 50% of base salary during the term of the agreement, an option to purchase up to 500,000 shares of common stock at the fair market value on the date of grant, and $1,500,000 in life insurance for the benefit of the CEO's named designee. The agreement also provides severance pay for the CEO during the term should the Company terminate the agreement without cause, or in the event of a change in control of the Company, as defined. During the Active Period, severance pay will equal three times (i) the amount of the then-current base pay, plus (ii) the average bonus paid during the three most recent years. During the Limited Period, severance pay will equal three times the total amount that would have been due for the time remaining in the Limited
Period.

      In October 1998, the Company entered into a license agreement with Lucent, under which the Company was granted a non-exclusive license to use the Classic Lucent[TRADEMARK] trademark in connection with the refurbishing, marketing and sale of Lucent products sold under the ARS Agreement. Under this agreement, the Company is obligated to pay Lucent a fee, ranging from 8.5% to 10% of the sales price, on Classic Lucent product sold by the Company. The license expires December 31, 2001. The Company recorded approximately $1,530,000 and $301,000 of license fee expense in 1999 and 1998, respectively.

10.  EMPLOYEE BENEFIT PLANS

      Effective January 1, 1998, the Company adopted a Supplemental Executive Retirement Plan ("SERP") for the benefit of its CEO. The SERP is a "target" benefit plan, structured to provide the CEO with an annual retirement benefit, payable over 15 years beginning at age 65, in an amount equal to one-third of the CEO's average final three-year salary, however in no event less than $100,000 per year. The SERP is being funded through a Company-owned life insurance policy which has a projected $50,000 annual premium for ten years. The cash surrender value of this policy was $72,665 at December 31, 1999 and $23,382 at December 31, 1998. The Company used the Projected Unit Credit Method and a 7% interest rate in determining these amounts. The following shows the changes in the benefit obligation in each of the two years ended December 31 (in thousands):


                                                        1999     1998
            ---------------------------------------------------------

            Benefit obligation at beginning of year     $ 53     $ -
            Service cost                                  53      50
            Interest cost                                  7       3
            Benefit obligation at end of year           $113     $53


      Effective July 1, 1998, the Company adopted a split dollar life insurance program for its officers and certain key employees as a means of providing a life insurance benefit and a future retirement benefit. Under this program, the Company may make discretionary contributions of up to 10% of each participant's annual compensation, amounting to $67,660 in 1999 and $46,248 in 1998. The Company recognized expense of $26,928 in 1999 and $18,603 in 1998. The accumulated value of each participant's account vests with the participant over a ten year period, based on years of service, with each participant 100% vested upon the later of attainment of age 65 or the completion of five years of service with the Company.

11.  INCOME TAXES

      Current income tax expense attributable to income from continuing operations consisted of a state tax benefit of approximately $2,000 in 1999, and state income tax expense of $6,000 and federal income tax expense of $10,000 in 1998. There was no deferred federal or state income tax expense in either of those years. Income tax expense differed from the amounts computed by applying the US federal income tax rate of 34 percent to pretax income as a result of the following (in thousands):


                                                    1999     1998
------------------------------------------------------------------

Computed "expected" tax expense                     $  19    $ 199
Increase (reduction) in income taxes
 resulting from:
State and local income taxes, net of federal
 income tax benefit                                    (1)       9
Nondeductible life insurance                           33       20
Realized benefit of operating loss carryforwards      (74)    (228)
Other                                                  21       16
------------------------------------------------------------------
Income tax (benefit) expense                        $  (2)   $  16
==================================================================


      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows (in thousands):


                                                      1999       1998
-----------------------------------------------------------------------

Deferred tax assets:
Accounts receivable, principally due to allowance
 for doubtful accounts                               $   212    $   221
Inventories, principally due to additional costs
 inventoried for tax purposes pursuant to the
 Tax Reform Act of 1986                                  190        155
Net operating loss and capital loss carryforwards        818        961
Other                                                     73         43
-----------------------------------------------------------------------
Total gross deferred tax assets                        1,293      1,380
Less valuation allowance                              (1,293)    (1,380)
-----------------------------------------------------------------------
Net deferred tax assets                              $     -    $     -
=======================================================================
Deferred tax liabilities                             $     -    $     -
=======================================================================


      The valuation allowance is considered prudent as of December 31, 1999 due to the Company's past history of cumulative operating losses. The valuation allowance was reduced by $87,000 and $25,000 for the years ended December 31, 1999 and 1998, respectively. The Company has net operating loss carryforwards for federal income tax purposes of approximately $2,395,000 available at December 31, 1999. No federal income tax provision has been made in the accompanying financial statements, because of the presence of these net operating loss carryforwards which expire on various dates through 2017.

INDEX TO EXHIBITS

      The following documents are filed as Exhibits to this report on Form 10-KSB or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included such document.

      3(a) Certificate of Incorporation [Exhibit 3(a) to the S-18 Registration Statement of the Company's securities declared effective on April 13, 1987 (File No. 3-9556B)]
      3(b) Amendment of Certificate of Incorporation [Exhibit 3(a) to Amendment No. 2 to SB-2 Registration Statement dated July 22, 1996 (Registration No. 333-5103)]
      3(c) By-Laws [Exhibit 3(b) to the S-18 Registration Statement of the Company's securities declared effective on April 13, 1987 (File No. 3-9556B)]
      4(a) Form of Unit Warrant [Exhibit 4(a) to the S-18 Registration Statement of the Company's securities declared effective on April 13, 1987 (File No. 3-9556B)]
      4(b) Amended Form of Underwriter's Option [Exhibit 4(b) to the S-18 Registration Statement of the Company's securities declared effective on April 13, 1987 (File No. 3-9556B)]
      4(c) Resolutions adopted by Unanimous Written Consent of the Company's Board Of Directors dated as of July 9, 1992 amending terms of Warrants and Underwriter's Options [Exhibit 4(a) to the Form S-3 Registration Statement of the Company's securities declared effective on October 29, 1992 (Registration No. 33-50432)]
      4(d) 1992 Stock Option Plan [Exhibit 4(e) to the Annual Report on Form 10-K for the year ended December 31, 1992]
      4(e) Form of Underwriter's Warrant Agreement (including Form of Underwriter's Warrant) [Exhibit 4.2 to the SB-2 Registration Statement dated June 3, 1996 (Registration No. 333-5103)]
      4(f) Form of Warrant Certificate [Exhibit 4.1 to Amendment No. 2 to SB-2 Registration Statement dated July 22, 1996 (Registration No. 333-5103)]
      4(g) Form of Warrant Agreement [Exhibit 4.3 to Amendment No. 2 to SB-2 Registration Statement dated July 22, 1996 (Registration No. 333-5103)]
      4(h) Form of Unit Certificate [Exhibit 4.4 to Amendment No. 2 to SB-2 Registration Statement dated July 22, 1996 (Registration No. 333-5103)]
      4(i) Resolutions adopted by the Company's Board of Directors June 18, 1998, amending terms of Warrants and Underwriter's Options [Exhibit 4(i) to the Annual Report for the year ended December 31, 1998 on Form 10KSB]
      10(a) Amendment to the 1986 Key Employees and Key Personnel Stock Option Plan previously filed as Exhibit No. 4(c) in the Form S-18 Registration Statement of Farmstead Telephone Group, Inc. declared effective on April 3, 1987 [Exhibit 10.5 to the Annual Report for the year ended December 31, 1988 on Form 10-K]
      10(b) Amendment to the 1987 Key Employees and Key Personnel Stock Option Plan (previously filed as Exhibit No. 4(d) in the Form S-18 Registration Statement of Farmstead Telephone Group, Inc. declared effective on April 13, 1987 [Exhibit 10.6 to the Annual Report for the year ended December 31, 1988 on Form 10-K]
      10(c) Certificate of Amendment of Certificate of Incorporation of Farmstead Telephone Group, Inc., dated July 10, 1991
              [Exhibit 10.12 to the Annual Report for the year ended December 31, 1991 on Form 10-K]
      10(d) Commercial Revolving Loan and Security Agreement dated June 5, 1995, between Farmstead Telephone Group, Inc. and Affiliated Business Credit Corporation [Exhibit 10.2 to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 1995]
      10(e) Letter agreement dated March 11, 1996, amending the Commercial Revolving Loan and Security Agreement dated June 5, 1995 between Farmstead Telephone Group, Inc. and Affiliated Business Credit Corporation [Exhibit 10.1 to the Annual report on Form 10-KSB for the year ended December 31, 1995]
      10(f) Form of Underwriter's Consulting Agreement [Exhibit 10.1 to the SB-2 Registration Statement dated June 3, 1996 (Registration No. 333-5103)]
      10(g) Letter of Agreement dated June 3, 1996 between Farmstead Telephone Group, Inc. and Lucent Technologies, Inc. [Exhibit
              10.2 to Amendment No. 1 to SB-2 Registration Statement dated July 22, 1996 (Registration No. 333-5103)]

      10(h) Agreement of Lease By and between Tolland Enterprises and Farmstead Telephone Group, Inc., dated November 5, 1996 [Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996]
      10(i) Letter agreement dated as of May 30, 1997 by and among Farmstead Telephone Group, Inc. (the "Borrower"), Farmstead Asset Management Services, LLC (the "Guarantor") and First Union Bank of Connecticut (successor-in-interest to Affiliated Business Credit Corporation) (the "Lender"), amending the Commercial Revolving Loan and Security Agreement dated June 5, 1995, as amended, between Borrower and Lender [Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997]
      10(j) Third Amended and Restated Revolving Promissory Note, dated June 6, 1997, in the amount of $3,500,000 [Exhibit 10.2 to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997]
      10(k) Agreement for Wholesale Financing, dated June 6, 1997, and related letter agreement dated June 3, 1997 [Exhibit 10.3 to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997]
      10(l) Purchase and Sale Agreement, dated December 1, 1997 by and among Farmstead Telephone Group, Inc., FTG Venture Corporation, FAMS, LLC and Farmstead Asset Management Services, LLC [Exhibit 10.1 to the Annual report on Form 10-KSB for the year ended December 31, 1997]
      10(m) Letter agreement dated December 1, 1997 by and among Farmstead Telephone Group, Inc., FTG Venture Corporation, FAMS, LLC and Farmstead Asset Management Services, LLC, amending the Purchase and Sale Agreement [Exhibit 10.2 to the Annual report on Form 10-KSB for the year ended December 31, 1997]
      10(n) FAMS, LLC Promissory Note, dated December 1, 1997 in the principal amount of $360,000 [Exhibit 10.3 to the Annual report on Form 10-KSB for the year ended December 31, 1997]
      10(o) Letter agreement dated as of December 1, 1997 by and among Farmstead Telephone Group, Inc. (the "Borrower"), Farmstead Asset Management Services, LLC (the "Guarantor") and First Union National Bank (successor-in-interest to Affiliated Business Credit Corporation), amending the Commercial Revolving Loan and Security Agreement dated June 5, 1995, and as amended May 30, 1997 [Exhibit 10.4 to the Annual report on Form 10-KSB for the year ended December 31, 1997]
      10(p) Employment Agreement dated as of January 1, 1998 between Farmstead Telephone Group, Inc. and George J. Taylor, Jr. [Exhibit 10.5 to the Annual report on Form 10-KSB for the year ended December 31, 1997]
      10(q) Supplemental Executive Retirement Plan, effective as of January 1, 1998 [Exhibit 10.6 to the Annual report on Form 10-KSB for the year ended December 31, 1997]
      10(r) ARS Dealer Agreement Between Lucent Technologies and Farmstead Telephone Group, Inc. For Business Communications Systems [Exhibit 10(s) to the Annual report on Form 10-KSB for the year ended December 31, 1998]
      10(s) ARS License Agreement Between Lucent Technologies and Farmstead Telephone Group, Inc. For Authorized Remarketing Supplier Program [Exhibit 10(t) to the Annual report on Form 10-KSB for the year ended December 31, 1998]
      10(t) Letter agreement dated as of August 24, 1998 between Farmstead Telephone Group, Inc. and First Union National Bank, amending the Commercial Revolving Loan and Security Agreement dated June 5, 1995, as amended [Exhibit 10(u) to the Annual report on Form 10-KSB for the year ended December 31, 1998]
      10(u) Letter agreement dated as of September 29, 1998 between Farmstead Telephone Group, Inc. and First Union National Bank, amending the Commercial Revolving Loan and Security Agreement dated June 5, 1995, as amended [Exhibit 10(v) to the Annual report on Form 10-KSB for the year ended December 31, 1998]
      10(v) Letter agreement dated as of October 15, 1998 between Farmstead Telephone Group, Inc. and First Union National Bank, amending the Commercial Revolving Loan and Security Agreement dated June 5, 1995, as amended [Exhibit 10(w) to the Annual report on Form 10-KSB for the year ended December 31, 1998]
      10(w) Letter agreement dated as of January 1, 1999 between Farmstead Telephone Group, Inc. and First Union National Bank, amending the Commercial Revolving Loan and Security Agreement dated June 5, 1995, as amended [Exhibit 10(x) to the Annual report on Form 10-KSB for the year ended December 31, 1998]

      10(x)   Finova Capital Corporation letter agreement dated October 5,
              1998 [Exhibit 10(y) to the Annual report on Form 10-KSB for the year ended December 31, 1998]
      10(y)   Finova Capital Corporation letter agreement dated February 4,
              1999 [Exhibit 10(z) to the Annual report on Form 10-KSB for the year ended December 31, 1998]
      10(aa)  Finova Capital Corporation letter agreement dated March 24,
              1999 [Exhibit 10(aa) to the Quarterly Report on Form 10-QSB
              for the quarter ended March 31, 1999]
      10(bb)  Business Financing Agreement, dated June 14, 1999, between
              Deutsche Financial Services Corporation and Farmstead
              Telephone Group, Inc. [Exhibit 10(bb) to the Quarterly Report
              on Form 10-QSB for the quarter ended June 30, 1999]
      10(cc)  Rider #1 to Lease Dated November 5, 1996 By and Between
              Tolland Enterprises ("Landlord") and Farmstead Telephone
              Group, Inc. ("Tenant"), attached as of May 27, 1999
      10(dd)  First Amendment of Lease, dated June 30, 1999, By and Between
              Tolland Enterprises ("Landlord") and Farmstead Telephone
              Group, Inc. ("Tenant")
      21      Subsidiaries of Small Business Issuer
      27      Financial data schedule