Form 10-Q
period 2000-03-31
FARMSTEAD TELEPHONE GROUP INC
filed 2000-05-11
CIK 804331

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.    20549

Form 10-Q

(Mark One)
[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2000

or

[  ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number:  0-15938

Farmstead Telephone Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	06-1205743
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
22 Prestige Park Circle East Hartford, CT	06108
(Address of principal executive offices)	(Zip Code)

(860) 610-6000
(Registrant's telephone number)

      Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [  ]

As of April 28, 2000, the registrant had 3,272,579 shares of its $0.001 par value Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FARMSTEAD TELEPHONE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands)	March 31, 2000 (Unaudited)	December 31, 1999

ASSETS
Current assets:
    Cash and cash equivalents
    Accounts receivable, less allowance for doubtful accounts
    Inventories
    Other current assets
Total Current Assets
Property and equipment, net
Other assets
Total Assets

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable
    Debt maturing within one year (Note 2)
    Accrued expenses and other current liabilities (Note 3)
Total Current Liabilities
Long-term debt (Note 2)
Other liabilities
Total Liabilities

Stockholders' Equity:
    Preferred stock, $0.001 par value; 2,000,000 shares
      authorized; no shares issued and outstanding
    Common stock, $0.001 par value; 30,000,000 shares authorized;
      3,272,579 shares issued and outstanding at March 31, 2000
        and December 31, 1999, respectively
    Additional paid-in capital
    Accumulated deficit
Total Stockholders' Equity
Total Liabilities and Stockholders' Equity

	$ 479 6,258 6,722 86 13,545 704 285 $14,534 $ 2,954 108 1,830 4,892 3,071 131 8,094 - 3 12,216 (5,779) 6,440 $14,534	$ 446 6,665 7,539 49 14,699 774 184 $15,657 $ 2,451 1,264 834 4,549 4,578 113 9,240 - 3 12,216 (5,802) 6,417 $15,657

See accompanying notes to consolidated financial statements.

FARMSTEAD TELEPHONE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
Three Months Ended March 31, 2000 and 1999

(In thousands, except per share amounts)	2000	1999

Revenues
Cost of revenues
Gross profit
Selling, general and administrative expenses
Operating income (loss)
Interest expense
Other income
Income (loss) before income taxes
Provision for income taxes
Net income (loss)
Basic and diluted net income (loss) per common share
Basic and diluted weighted average common shares

	$9,449 7,497 1,952 1,822 130 (115) 10 25 2 $ 23 $ .01 3,276	$6,328 4,856 1,472 1,510 (38) (67) 8 (97) - $ (97) $ (.03) 3,593

See accompanying notes to consolidated financial statements.

FARMSTEAD TELEPHONE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
Three Months Ended March 31, 2000 and 1999

(In thousands)	2000	1999

Cash flows from operating activities:
    Net income (loss)
    Adjustments to reconcile net income (loss) to net
      cash flows provided by operating activities:
      Depreciation and amortization
        Changes in operating assets and liabilities:
          Decrease in accounts receivable
          Decrease in inventories
          Increase in other assets
          Increase (decrease) in accounts payable
          Increase (decrease) in accrued expenses
            and other current liabilities
          Increase in other liabilities
        Net cash provided by operating activities
Cash flows from investing activities:
    Purchases of property and equipment
      Net cash used in investing activities
Cash flows from financing activities:
    Repayments of inventory finance borrowings
    Borrowings (repayments) under revolving credit line
    Repayments of capital lease obligation
    Proceeds from exercise of stock options
      Net cash used in financing activities
Net increase (decrease) in cash and cash equivalents
Cash and cash equivalents at beginning of period
Cash and cash equivalents at end of period

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest
      Income taxes

	$ 23 88 407 817 (138) 503 996 18 2,714 (18) (18) (1,159) (1,472) (32) - (2,663) 33 446 $ 479 $ 115 5	$ (97) 86 108 624 (44) (31) (87) 19 578 (45) (45) (1,324) 678 (30) 16 (660) (127) 590 $ 463 $ 67 16

See accompanying notes to consolidated financial statements.

FARMSTEAD TELEPHONE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.    Basis of Presentation

      The interim financial statements are presented on a consolidated basis, consisting of the accounts of Farmstead Telephone Group, Inc. and its wholly owned subsidiary, FTG Venture Corporation (inactive) (the "Company"). The interim financial statements presented herein are unaudited, however in the opinion of management reflect all adjustments, consisting of adjustments that are of a normal recurring nature, which are necessary for a fair statement of results for the interim periods presented. This Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Note 2.    Debt Obligations

      Debt Maturing Within One Year

      Debt obligations maturing within one year consisted of the following (in thousands):

	March 31, 2000	December 31, 1999
Inventory financing program borrowings Current portion of long-term debt Total debt maturing within one year	$ 16 92 $108	$1,175 89 $1,264

      In January 2000, the Company's participation in an interest-free inventory financing program sponsored by Lucent ended, concurrent with the transfer of the Company's supplier relationship from Lucent to Catalyst Telecom.

      Long-term Debt

      Long-term debt obligations consisted of the following (in thousands):

	March 31, 2000	December 31, 1999
Revolving credit agreement Obligation under capital lease Less current portion Long-term debt	$2,967 196 3,163 (92) $3,071	$4,439 228 4,667 (89) $4,578

      As of March 31, 2000, the unused portion of the revolving credit facility was approximately $7 million, of which approximately $1,372,000 was available under various borrowing formulas. The average and highest amounts borrowed during the three months ended March 31, 2000 were approximately $4.5 million and $5.1 million, respectively.

Note 3.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31, 2000	December 31, 1999
Salaries, commissions and benefits License fees payable to Lucent Other accrued expenses Other current liabilities Accrued expenses and other current liabilities	$ 542 178 35 1,075 $1,830	$668 114 52 - $834

Other current liabilities at March 31, 2000 consisted solely of a customer advance payment on a sales order.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues

      Revenues for the three months ended March 31, 2000 were $9,449,000, an increase of $3,121,000 or 49% over the comparable 1999 period. End-user equipment sales accounted for approximately 85% of the revenue increase. Sales to other equipment resellers, and service revenues, accounted for approximately 10% and 5%, respectively, of the revenue increase over the comparable 1999 period. Revenue growth is primarily attributable to the Company's participation in the Lucent Technologies Business Partner program, which includes the Company's designation as an Authorized Remarketing Supplier of Classic LucentTM equipment ("ARS"). This has led to increasing 'partnering' with, and sales referrals from, Lucent Account Managers and Account Executives, resulting in increased sales of both new and used telecommunications equipment. Increased orderflow through the Company's Call Center, and a larger sales force than the year ago period, also contributed to the growth in revenues. Equipment sales revenues comprised 92% of consolidated revenues from continuing operations for the three months ended March 31, 2000 (91% in the comparable 1999 period), while service revenues accounted for 8% of consolidated revenues in 2000 (9% in 1999).

      As a part of its agreement with Lucent Technologies in becoming an ARS, in February 1999 the Company transferred its new key system dealer base to another Lucent distributor. Revenues from this dealer base accounted for 7% of revenues in the three months ended March 31, 1999.

Gross Profit

      The gross profit for the three months ended March 31, 2000 was $1,952,000, an increase of $480,000 or 33% over the comparable prior year period. Total gross profit margin was 21% of revenues in the 2000 period, compared to 23% for the comparable 1999 period. The two percentage point decline in gross profit margin was primarily due to (i) the Company's repair contract with Lucent, which has yet to generate sufficient revenues to recover the related labor and overhead costs of the operation, and (ii) a 1 percentage point decline in the gross profit margin on sales of new equipment. If a shift in customer demand towards increased sales of new equipment continues, as management believes it will, there will continue to be downward pressure on the gross profit margin, as new equipment is subject to more price competition than used equipment. However, although no assurances can be given, management believes the overall gross profit margin can be held at current or even higher levels, as it attempts to improve margins on used equipment sales through improving refurbishing efficiencies and locating new sources of out-of-service used equipment at lower acquisition costs.

Selling, General and Administrative ("SG&A") Expenses

      SG&A expenses for the three months ended March 31, 2000 were $1,822,000, an increase of $312,000 or 21% over the comparable 1999 period. SG&A expenses were 19% of revenues in 2000, compared with 24% of revenues in the first quarter of 1999. The increase in SG&A expenses was primarily attributable to higher sales and sales support personnel, and related compensation, as the Company expanded its sales force, started a call center sales operation, and expanded customer services personnel. Although no assurances can be given, management believes it can continue to hold SG&A expenses (as a percent of revenues) at or below current percentage levels.

Interest Expense and Other Income

      Interest expense for the three months ended March 31, 2000 was $115,000, as compared to $67,000 for the comparable 1999 period. The increase was attributable to higher average borrowings under the Company's revolving credit facility, and higher borrowing costs. During the current fiscal 2000 period, average borrowings under the revolving credit facility were approximately $4.5 million at an average borrowing rate of 9.5%, compared with average borrowings of approximately $2.0 million at a 7.7% average rate for the same period of 1999. Other income in each period consisted of interest earned on invested cash.

Liquidity and Capital Resources

      Working capital at March 31, 2000 was $8,653,000, a 15% decrease from $10,150,000 at December 31, 1999. The working capital ratio was 2.8 to 1 at March 31, 2000, compared with 3.2 to 1 at December 31, 1999. Operating activities generated $2,714,000 during the three months ended March 31, 2000 principally due to reductions in both inventories and accounts receivable, and from a $1,075,000 advance payment from a customer against an unshipped order at March 31, 2000.

      Investing activities used $18,000 during the three months ended March 31, 2000 from the purchase of fixed assets.

      Financing activities used $2,663,000 during the three months ended March 31, 2000, in the reduction of the Company's borrowings under its revolving credit line, repayments of amounts due under its inventory finance agreement, and the repayment of capital lease obligations.

      As of March 31, 2000, the Company had approximately $1,372,000 of availability, pursuant to borrowing formulas, under its revolving credit facility. The average and highest amounts borrowed under this facility during the three months ended March 31, 2000 were approximately $4.5 million and $5.1 million, respectively. Borrowings are dependent upon the continuing generation of collateral, subject to the credit limit. The weighted average interest rate on this outstanding debt was 9.5% for the three months ended March 31, 2000. As of March 31, 2000, the Company was in compliance with its loan covenants.

      The Company is currently dependent upon its existing credit agreements and accounts receivable collection experience, to provide cash to satisfy its working capital requirements. Material changes in its credit agreements, or a slowdown in the collection of accounts receivable, could negatively impact the Company. No assurances can be given that the Company will have sufficient cash resources to finance future growth, and it may become necessary to seek additional financing for such purpose. There are currently no material commitments for capital expenditures.

Forward-Looking Statements

      The Company's prospects are subject to certain uncertainties and risks. The discussions set forth in this Form 10-Q contain certain statements which are not historical facts and are considered forward-looking statements within the meaning of the Federal Securities laws. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of, among other factors, general economic conditions and growth in the telecommunications industry, competitive factors and pricing pressures, changes in product mix, product demand, risk of dependence on third party suppliers, and other risk factors detailed in this report, described from time to time in the Company's other Securities and Exchange Commission filings, or discussed in the Company's press releases. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of the Company. All forward-looking statements included in this document are based upon information available to the Company on the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

      Market risks which have the potential to affect the Company's earnings and cash flows result primarily from changes in interest rates. The Company's cash equivalents, which consist of an investment in a money market fund consisting of high quality short term instruments, principally US government and agency issues and commercial paper, are subject to fluctuating interest rates. A 10 percent change in such current interest rates would not have a material effect on the Company's results of operations or cash flow.

      The Company is also exposed to market risk from changes in the interest rate related to its revolving credit facility, which is based upon the lending institution's prime rate. Assuming an average borrowing level of $4.5 million (which amount represented the average amount borrowed under the revolving credit facility during the three months ended March 31, 2000), each 1 percentage point increase in the lending institution's prime rate would result in $45,000 of additional annual interest charges.

      Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:

      (a)    Exhibits:
             27    Financial Data Schedule

      (b)    Reports on Form 8-K:    None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FARMSTEAD TELEPHONE GROUP, INC.
Dated: May 9, 2000	/s/George J. Taylor, Jr. George J. Taylor, Jr.
Dated: May 9, 2000	Chief Executive Officer, President /s/ Robert G. LaVigne Robert G. LaVigne Executive Vice President, Chief Financial Officer