Form 10-Q
period 2000-06-30
FARMSTEAD TELEPHONE GROUP INC
filed 2000-08-09
CIK 804331

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2000
or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number:  0-15938

Farmstead Telephone Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	06-1205743 (IRS Employer Identification No.)
22 Prestige Park Circle East Hartford, CT (Address of principal executive offices)	06108 (Zip Code)

(860) 610-6000
(Registrant's telephone number)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [  ]

      As of July 28, 2000, the registrant had 3,272,579 shares of its $0.001 par value Common Stock outstanding.


PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

FARMSTEAD TELEPHONE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)	June 30, 2000 (Unaudited)	December 31, 1999

ASSETS
Current assets:
    Cash and cash equivalents
    Accounts receivable, less allowance for doubtful accounts
    Inventories
    Other current assets
Total Current Assets
Property and equipment, net
Other assets
Total Assets

	$ 397 6,265 7,134 67 13,863 715 248 $14,826	$ 446 6,665 7,539 49 14,699 774 184 $15,657

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable
    Debt maturing within one year (Note 2)
    Accrued expenses and other current liabilities (Note 3)
Total Current Liabilities
Long-term debt (Note 2)
Other liabilities
Total Liabilities

	$ 3,872 3,130 969 7,971 78 142 8,191	$ 2,451 1,264 834 4,549 4,578 113 9,240

Stockholders' Equity:
    Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares issued and outstanding
    Common stock, $0.001 par value; 30,000,000 shares authorized;
      3,272,579 shares issued and outstanding at June 30, 2000
        and December 31, 1999, respectively
    Additional paid-in capital
    Accumulated deficit
Total Stockholders' Equity
Total Liabilities and Stockholders' Equity

	- 3 12,232 (5,600) 6,635 $14,826	- 3 12,216 (5,802) 6,417 $15,657

See accompanying notes to consolidated financial statements.


FARMSTEAD TELEPHONE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except income per share amounts)	2000	1999	2000	1999

Revenues
Cost of revenues
Gross profit
Selling, general and administrative expenses
Operating income
Interest expense
Other income
Income before income taxes
Provision (benefit) for income taxes
Net income

	$11,125 8,984 2,141 1,884 257 (84) 11 184 5 $ 179	$7,118 5,285 1,833 1,675 158 (61) 10 107 (11) $ 118	$20,574 16,481 4,093 3,706 387 (199) 21 209 7 $ 202	$13,446 10,141 3,305 3,185 120 (128) 18 10 (11) $ 21
Basic and diluted net income per common share Weighted average common shares outstanding: Basic Diluted	$ .05 3,273 3,274	$ .04 3,273 3,274	$ .06 3,273 3,275	$ .01 3,271 3,276

See accompanying notes to consolidated financial statements.


FARMSTEAD TELEPHONE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
Six Months Ended June 30, 2000 and 1999

(In thousands)	2000	1999

Cash flows from operating activities:
    Net income
    Adjustments to reconcile net income to net cash
      provided by operating activities:
          Depreciation and amortization
          Value of compensatory stock options issued
          Changes in operating assets and liabilities:
              Decrease in accounts receivable
              Decrease (increase) in inventories
              Increase in other assets
              Increase in accounts payable
              Increase (decrease) in accrued expenses
                and other current liabilities
              Increase in other liabilities
          Net cash provided by operating activities
Cash flows from investing activities:
    Purchases of property and equipment
          Net cash used in investing activities
Cash flows from financing activities:
    Repayments of inventory finance borrowings
    (Repayments) borrowings under revolving credit line
    Repayments of capital lease obligation
    Proceeds from exercise of stock options
          Net cash used in financing activities
Net decrease in cash and cash equivalents
Cash and cash equivalents at beginning of period
Cash and cash equivalents at end of period

	$ 202 167 16 400 405 (84) 1,421 135 29 2,691 (106) (106) (1,175) (1,404) (55) - (2,634) (49) 446 $ 397	$ 21 176 - 121 (116) (80) 317 (5) 30 464 (107) (107) (1,514) 873 (49) 16 (674) (317) 590 $ 273
Supplemental disclosure of cash flow information: Cash paid during the period for: Interest Income taxes	$ 199 5	$ 128 16

See accompanying notes to consolidated financial statements.


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

Note 2.    Debt Obligations

      Debt Maturing Within One Year

      Debt obligations maturing within one year consisted of the following (in thousands):

	June 30, 2000	December 31, 1999
Revolving credit agreement Inventory financing program borrowings Current portion of long-term debt Total debt maturing within one year	$3,035 - 95 $3,130	$ - 1,175 89 $1,264

      In January 2000, the Company's participation in an interest-free inventory financing program sponsored by Lucent Technologies ended, concurrent with the transfer of the Company's supplier relationship with Lucent to Catalyst Telecom, an authorized Lucent distributor.

      Outstanding borrowings under the Company's revolving credit facility have been reclassified as a current liability as of June 30, 2000 since the agreement matures on June 14, 2001. As of June 30, 2000, the unused portion of the revolving credit facility was approximately $6,965,000, of which approximately $2,025,000 was available under various borrowing formulas. The average and highest amounts borrowed during the three months ended June 30, 2000 were approximately $3,004,000 and $4,379,000, respectively. The average and highest amounts borrowed during the six months ended June 30, 2000 were approximately $3,778,000 and $5,145,000,respectively.

      Long-term Debt

      Long-term debt obligations consisted of the following (in thousands):

	June 30, 2000	December 31, 1999
Revolving credit agreement Obligation under capital lease Less current portion Long-term debt	$ - 173 173 (95) $ 78	$4,439 228 4,667 (89) $4,578

Note 3.    Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2000	December 31, 1999
Salaries, commissions and benefits License fees payable to Lucent Other accrued expenses Accrued expenses and other current liabilities	$746 159 64 $969	$668 114 52 $834


Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues

      Revenues for the three months ended June 30, 2000 were $11,125,000, an increase of $4,007,000 or 56% over the comparable 1999 period. Revenues for the six months ended June 30, 2000 were $20,574,000, an increase of $7,128,000 or 53% over the comparable 1999 period. For the current three month period, end-user equipment sales accounted for 67% of the revenue increase, while sales to other equipment resellers, and service revenues, accounted for 25% and 8%, respectively. For the current six month period, end-user equipment sales accounted for 75% of the revenue increase, while sales to other equipment resellers, and service revenues, accounted for 19% and 6%, respectively. End-user revenue growth is primarily attributable to the Company's participation in the Lucent Technologies Business Partner program, which includes the Company's designation as an Authorized Remarketing Supplier of Classic Lucent(TM) equipment ("ARS"). This has led to increasing "partnering" with, and sales referrals from, Lucent Account Managers and Account Executives, resulting in increased sales of both new and used telecommunications equipment. Increased orderflow through the Company's Call Center, and a larger sales force than the prior year period, also contributed to the growth in end-user revenues. During the current year, the Company also became more focused on developing a wholesale sales business. Equipment sales revenues comprised 94% of consolidated revenues, while service revenues comprised 6% of consolidated revenues, for both the three months ended June 30, 2000 and 1999. Equipment sales revenues comprised 93% of consolidated revenues, while service revenues comprised 7% of consolidated revenues, for both the six months ended June 30, 2000 and 1999.

Gross Profit

      The gross profit for the three months ended June 30, 2000 was $2,141,000, an increase of $308,000 or 16.8% over the comparable prior year period. The gross profit for the six months ended June 30, 2000 was $4,093,000, an increase of $788,000 or 23.8% over the comparable prior year period. As a percentage of revenue, the gross profit decreased to 19.2% from 25.8% in the prior year three-month period, and decreased to 19.9% from 24.6% in the prior year six-month period. These decreases are primarily attributable to lower profit margins on sales of new equipment, product sales mix, particularly higher sales of equipment to other resellers at margins lower than the Company's end-user sales margins, losses incurred under the Company's contract to repair equipment for Lucent, and charges incurred in the disposal and revaluation of certain inventories.

Selling, General and Administrative ("SG&A") Expenses

      SG&A expenses for the three months ended June 30, 2000 were $1,884,000, an increase of $209,000 or 12.5% over the comparable 1999 period. SG&A expenses for the six months ended June 30, 2000 were $3,706,000, an increase of $521,000 or 16.4% over the comparable 1999 period. As a percentage of revenues, SG&A expenses were 16.9% and 18%, respectively, for the three and six months ended June 30, 2000, as compared to 23.5% and 23.7%, respectively, for the three and six months ended June 30, 1999. The increase in SG&A expenses was primarily attributable to higher sales and sales support personnel, and related compensation, as the Company expanded its sales force, Call Center and customer services personnel. The Company also incurred increased costs associated with employee insurance programs, incurred consulting fees and expenses relating to business performance improvement projects, offset by reduced legal, public relations and marketing expenses. Although no assurances can be given, management believes it can continue to hold SG&A expenses (as a percent of revenues) at or below current percentage levels.

Interest Expense and Other Income

      Interest expense for the three and six months ended June 30, 2000 was $84,000 and $199,000, respectively, 37.7% and 55.5% higher, respectively, than the three and six months ended June 30, 1999. The increase in each period was attributable to higher average borrowings under the Company's revolving credit facility, and higher borrowing costs. During the current year six month period, average borrowings under the revolving credit facility were approximately $3.8 million at an average borrowing rate of 9.9%, compared with average borrowings of approximately $2.0 million at an 8% average rate for the same period of 1999. Other income in each current and prior year period consisted primarily of interest earned on invested cash.

Liquidity and Capital Resources

      Working capital at June 30, 2000 was $5,892,000, a 42% decrease from $10,150,000 at December 31, 1999. The working capital ratio was 1.7 to 1 at June 30, 2000, compared with 3.2 to 1 at December 31, 1999. Working capital, and the


working capital ratio were negatively impacted by the reclassification of the Company's $3,035,000 revolving credit loan balance to a current liability as of June 30, 2000, as further discussed below.

      Operating activities provided $2,691,000 during the six months ended June 30, 2000 principally due to reductions in inventories and higher collections of accounts receivable, and from a $1,421,000 increase in accounts payable partially attributable to improved vendor payment terms. Investing activities used $106,000 during the six months ended June 30, 2000 from the purchase of fixed assets. Financing activities used $2,634,000 during the six months ended June 31, 2000, in the reduction of the Company's borrowings under its revolving credit line, repayments of amounts due under its inventory finance agreement, and the repayment of capital lease obligations.

      Outstanding borrowings under the Company's $10 million revolving credit facility have been reclassified as a current liability as of June 30, 2000 since the agreement matures on June 14, 2001. As of June 30, 2000, the unused portion of the revolving credit facility was approximately $6,965,000, of which approximately $2,025,000 was available under various borrowing formulas. The average and highest amounts borrowed during the three months ended June 30, 2000 were approximately $3,004,000 and $4,379,000, respectively. The average and highest amounts borrowed during the six months ended June 30, 2000 were approximately $3,778,000 and $5,145,000,respectively. Borrowings are dependent upon the continuing generation of collateral, subject to the credit limit. The weighted average interest rate on this outstanding debt was 9.9% for the six months ended June 30, 2000. As of June 30, 2000, the Company was in compliance with its loan covenants.

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

      The Company is also exposed to market risk from changes in the interest rate related to its revolving credit facility, which is based upon the lending institution's prime rate. Assuming an average borrowing level of $3.8 million (which amount represented the average amount borrowed under the revolving credit facility during the six months ended June 30, 2000), each 1 percentage point increase in the lending institution's prime rate would result in $38,000 of additional annual interest charges.

      Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.


PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

      The proposals voted upon at the Company's Annual Meeting of Stockholders, held June 15, 2000, along with the voting results, were as follows:

      (1) Election of Directors: All nominees were elected. The results of balloting were as follows:

Nominee	Votes For	Votes Withheld
George J. Taylor, Jr. Robert G. LaVigne Harold L. Hansen Hugh M. Taylor Joseph J. Kelley	2,325,526 2,325,526 2,325,426 2,325,526 2,325,526	47,990 47,990 48,090 47,990 47,990

      (2) Ratification of the Appointment of Deloitte & Touche LLP as Independent Auditors of the Company for the Year Ending December 31, 2000: The proposal was approved with 2,337,154 votes for, 31,964 votes against, 4,398 abstentions and no broker non-votes.

Item 5.    Other Information

      On March 1, 2000, Lucent announced plans to spin off its Enterprise Networks Group business segment (PBX business), as well as its SYSTIMAX(R) cabling and LAN-based data businesses to shareholders, forming a separate company named "Avaya" that will focus directly and independently on the enterprise networking market. According to Lucent, Avaya will start out as an $8 billion Fortune 200 company with a #1 position in the U.S. call center and voice communications systems markets. This transaction will become effective October 1, 2000. The Company's current Lucent contractual relationships are expected to be continued with Avaya.

      On June 30, 2000, the Company's Registrar and Transfer Agent, American Securities Transfer & Trust, Inc., ("AST") was acquired by Computershare, Inc. Going forward, AST will be operating under the name of Computershare Trust Company, Inc. at the following address: 12039 West Alameda Parkway, Suite Z-2, Lakewood, Colorado 80228. Their telephone number is 303-986-5400.

Item 6.    Exhibits and Reports on Form 8-K:

      (a)    Exhibits:
               27    Financial Data Schedule

      (b)    Reports on Form 8-K:    None.


SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FARMSTEAD TELEPHONE GROUP, INC.
Dated: August 7, 2000	/s/ Robert G. LaVigne Robert G. LaVigne Executive Vice President, Chief Financial Officer (Principal Financial & Accounting Officer)