Form 10-Q
period 2000-09-30
FARMSTEAD TELEPHONE GROUP INC
filed 2000-11-13
CIK 804331

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2000

or

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

(860) 610-6000
(Registrant's telephone number)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  [X]    No  [  ]

      As of October 25, 2000, the registrant had 3,272,579 shares of its $0.001 par value Common Stock outstanding.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FARMSTEAD TELEPHONE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands)	September 30, 2000	December 31, 1999
(Unaudited)

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
  3,272,579 shares issued and outstanding at September 30, 2000 and
  December 31, 1999, respectively
Additional paid-in capital
Accumulated deficit
Total Stockholders' Equity
Total Liabilities and Stockholders' Equity

	$ 877 6,798 6,743 44 14,462 680 275 $15,417 $ 4,540 99 1,485 6,124 1,879 160 8,163 - 3 12,244 (4,993) 7,254 $15,417	$ 446 6,665 7,539 49 14,699 774 184 $15,657 $ 2,451 1,264 834 4,549 4,578 113 9,240 - 3 12,216 (5,802) 6,417 $15,657

See accompanying notes to consolidated financial statements.


FARMSTEAD TELEPHONE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except income per share amounts)	2000	1999	2000	1999

Revenues
Cost of revenues
Gross profit
Selling, general and administrative expenses
Operating income
Interest expense
Other income
Income before income taxes
Provision (benefit) for income taxes
Net income

Basic and diluted net income per common share
Weighted average common shares outstanding:
    Basic
    Diluted

	$11,068 8,147 2,921 2,257 664 (58) 11 617 10 $ 607 $ .19 3,273 3,274	$10,177 7,776 2,401 1,888 513 (91) 9 431 5 $ 426 $ .13 3,273 3,273	$31,642 24,628 7,014 5,963 1,051 (257) 32 826 17 $ 809 $ .25 3,273 3,275	$23,623 17,917 5,706 5,073 633 (219) 27 441 (6) $ 447 $ .14 3,272 3,276

See accompanying notes to consolidated financial statements.


FARMSTEAD TELEPHONE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
Nine Months Ended September 30, 2000 and 1999

(In thousands)	2000	1999

Cash flows from operating activities:
    Net income
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization
        Value of compensatory stock options issued
        Changes in operating assets and liabilities:
            Increase in accounts receivable
            Decrease (increase) in inventories
            Increase in other assets
            Increase in accounts payable
            Increase in accrued expenses and other
              current liabilities
            Increase in other liabilities
        Net cash provided by (used in) operating activities
Cash flows from investing activities:
    Purchases of property and equipment
        Net cash used in investing activities
Cash flows from financing activities:
    Repayments of inventory finance borrowings
    (Repayments) borrowings under revolving credit line
    Repayments of capital lease obligation
    Proceeds from exercise of stock options
        Net cash (used in) provided by financing activities
Net increase (decrease) in cash and cash equivalents
Cash and cash equivalents at beginning of period
Cash and cash equivalents at end of period

	$ 809 235 28 (133) 796 (86) 2,089 651 47 4,436 (141) (141) (1,175) (2,612) (77) - (3,864) 431 446 $ 877	$ 447 266 - (2,435) (989) (79) 1,530 107 45 (1,108) (146) (146) (1,574) 2,628 (69) 16 1,001 (253) 590 $ 337
Supplemental disclosure of cash flow information: Cash paid during the period for: Interest Income taxes	$ 256 5	$ 219 16

See accompanying notes to consolidated financial statements.


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

Note 2.   Debt Obligations

      Debt Maturing Within One Year

      Debt obligations maturing within one year consisted of the following (in thousands):

	September 30, 2000	December 31, 1999
Inventory financing program borrowings Current portion of long-term debt Total debt maturing within one year	$ - 99 $99	$1,175 89 $1,264

      In January 2000, the Company's participation in an interest-free inventory financing program sponsored by Lucent Technologies ended, concurrent with the transfer of the Company's supplier relationship with Lucent to Catalyst Telecom, an authorized Lucent distributor.

      On September 27, 2000, the Company entered into a two-year, $8 million revolving loan agreement (the "Loan Agreement") with First Union National Bank ("FUNB"), replacing its $10 million revolving credit line with Deutsche Financial Services Corporation. Under the terms of the Loan Agreement, borrowings are advanced at 75% of eligible accounts receivable (primarily receivables that are less than 90 days old), and at 50% of the value of eligible inventory (inventory that was purchased new or refurbished and ready for sale) , provided that the amount advanced against eligible inventory shall not exceed $2 million. The interest rate to be charged the Company on outstanding borrowings is the LIBOR Market Index Rate plus 2.5% (9.12 % at September 30, 2000). The Company is also charged an availability fee equal to .25% per annum on the unused portion of the credit line. Since it is the Company's intent to maintain this credit facility for longer than one year, borrowings are classified as long-term debt.

      The Loan Agreement restricts the Company from the payment of dividends without the consent of FUNB, and requires the Company to maintain a minimum tangible net worth of $6 million at all times. The Loan Agreement also contains financial covenants requiring the Company to maintain certain debt-to-equity and funds flow coverage ratios which the Company was in compliance with at September 30, 2000. As of September 30, 2000, the unused portion of the credit facility was approximately $6.1 million, of which approximately $3.9 million was available under various borrowing formulas. The average and highest amounts borrowed under all revolving credit facilities during the three months ended September 30, 2000 were approximately $1,826,000 and $3,142,000, respectively. The average and highest amounts borrowed under all revolving credit facilities during the nine months ended September 30, 2000 were approximately $3,109,000 and $5,145,000, respectively.

      Long-term Debt

      Long-term debt obligations consisted of the following (in thousands):

	September 30, 2000	December 31, 1999
Revolving credit agreement Obligation under capital lease Less current portion Long-term debt	$1,827 151 1,978 (99) $1,879	$4,439 228 4,667 (89) $4,578


Note 3.   Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2000	December 31, 1999
Salaries, commissions and benefits License fees Other accrued expenses Accrued expenses and other current liabilities	$1,088 261 136 $1,485	$668 114 52 $834

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues

      Revenues for the three months ended September 30, 2000 were $11,068,000, an increase of $891,000 or 9% over the comparable 1999 period. Revenues for the nine months ended September 30, 2000 were $31,642,000, an increase of $8,019,000 or 34% over the comparable 1999 period. For the current three month period, higher sales to other equipment resellers accounted for 78% of the revenue increase, and service revenues accounted for 22% of the revenue increase. For the current nine month period, end-user equipment sales accounted for 66% of the revenue increase, while sales to other equipment resellers, and service revenues, accounted for 26% and 8%, respectively, of the revenue increase. End-user revenue growth is primarily attributable to the Company's expanding participation in the Lucent Technologies Business Partner program, which includes the Company's designation as an Authorized Remarketing Supplier of Classic LucentTM equipment ("ARS"). This has led to increasing "partnering" with, and sales referrals from, Lucent Account Managers and Account Executives, resulting in increased sales of both new and used telecommunications equipment. Increased orderflow through the Company's Call Center, and a larger sales force than the prior year period, also contributed to the growth in end-user revenues. During the current year, the Company also became more focused on developing a wholesale sales business which has resulted in increased revenues through this channel.

Gross Profit

      The gross profit for the three months ended September 30, 2000 was $2,921,000, an increase of $520,000 or 21.7% over the comparable prior year period. The gross profit for the nine months ended September 30, 2000 was $7,014,000, an increase of $1,308,000 or 22.9% over the comparable prior year period. During the current three month period, as a percentage of revenue, the gross profit increased to 26.4% from 23.6% in the comparable prior year period. This improvement in the current quarter was primarily attributable to product sales mix, particularly a higher percentage of used equipment sales over new equipment sales, and to favorable used equipment purchase costs. The gross margin also benefitted from lower labor and overhead costs.

      During the current nine month period, as a percentage of revenue, the gross profit decreased to 22.2%, from 24.2% in the comparable prior year period. The decrease in the current nine month period was primarily attributable to lower profit margins on sales of new equipment, product sales mix, particularly higher sales of equipment to other resellers at margins lower than the Company's end-user sales margins, losses incurred under the Company's contract to repair equipment for Lucent, and charges incurred in the disposal and revaluation of certain inventories.

Selling, General and Administrative ("SG&A") Expenses

      SG&A expenses for the three months ended September 30, 2000 were $2,257,000, an increase of $369,000 or 19.5% over the comparable 1999 period. SG&A expenses for the nine months ended September 30, 2000 were $5,963,000, an increase of $890,000 or 17.5% over the comparable 1999 period. As a percentage of revenues, SG&A expenses were 20.4% and 18.8%, respectively, for the three and nine months ended September 30, 2000, as compared to 18.6% and 21.5%, respectively, for the three and nine months ended September 30, 1999. The increase in SG&A expenses in the current year quarter was primarily attributable to higher sales and sales support compensation, including higher sales commissions from increased sales volume and profit margins, and increased personnel. The Company also incurred increased costs associated


with consulting fees and expenses relating to business performance improvement projects, and higher marketing expenses, while incurring lower levels of bad debts, depreciation , office and public relations expenses. The increase in SG&A expenses in the current nine month period was primarily attributable to higher sales and sales support compensation, including higher sales commissions from increased sales volume and profit margins, and increased personnel. The Company also incurred increased costs associated with consulting fees and expenses relating to business performance improvement projects and higher employee insurance costs, while incurring lower levels of bad debts, depreciation , and public relations expenses. Although no assurances can be given, management believes it can continue to hold SG&A expenses (as a percent of revenues) at or below current percentage levels.

Interest Expense and Other Income

      Interest expense for the three and nine months ended September 30, 2000 was $58,000 and $257,000, respectively, as compared to $91,000 and $219,000, respectively, for the three and nine month periods of 1999. The decrease in interest expense in the current three month period was attributable to lower average borrowings under the Company's revolving credit facilities, partially offset by higher borrowing costs. The increase in interest expense in the current nine month period was attributable to both higher average borrowings and higher borrowing costs. During the current three month period, average borrowings under all revolving credit facilities were approximately $1,826,000 at an average borrowing rate of 10%, compared with average borrowings of approximately $3,557,000 at an average borrowing rate of 8.5% for the same period of 1999. During the current year nine month period, average borrowings under all revolving credit facilities were approximately $3,109,000 at an average borrowing rate of 9.6%, compared with average borrowings of approximately $2,562,000 at an average borrowing rate of 8% for the same period of 1999. Other income in each current and prior year period consisted primarily of interest earned on invested cash.

Liquidity and Capital Resources

      Working capital at September 30, 2000 was $8,338,000, an 18% decrease from $10,150,000 at December 31, 1999. The working capital ratio was 2.4 to 1 at September 30, 2000, compared with 3.2 to 1 at December 31, 1999.

      Operating activities provided $4,436,000 during the nine months ended September 30, 2000, principally due to the generation of net income, reductions in inventories and an increase in accounts payable partially attributable to improved vendor payment terms. Investing activities used $141,000 during the nine months ended September 30, 2000 from the purchase of fixed assets. Financing activities used $3,864,000 during the nine months ended September 31, 2000, in the reduction of the Company's borrowings under its revolving credit lines, repayments of amounts due under its inventory finance agreement, and the repayment of capital lease obligations.

      On September 27, 2000, the Company entered into a two-year, $8 million revolving loan agreement (the "Loan Agreement") with First Union National Bank ("FUNB"), replacing its $10 million revolving credit line with Deutsche Financial Services Corporation. Under the terms of the Loan Agreement, borrowings are advanced at 75% of eligible accounts receivable (primarily receivables that are less than 90 days old), and at 50% of the value of eligible inventory (inventory that was purchased new or refurbished and ready for sale) , provided that the amount advanced against eligible inventory shall not exceed $2 million. The interest rate to be charged the Company on outstanding borrowings is the LIBOR Market Index Rate plus 2.5% (9.12 % at September 30, 2000). The Company is also charged an availability fee equal to .25% per annum on the unused portion of the credit line. Since it is the Company's intent to maintain this credit facility for longer than one year, borrowings are classified as long-term debt.

      The Loan Agreement restricts the Company from the payment of dividends without the consent of FUNB, and requires the Company to maintain a minimum tangible net worth of $6 million at all times. The Loan Agreement also contains financial covenants requiring the Company to maintain certain debt-to-equity and funds flow coverage ratios which the Company was in compliance with at September 30, 2000. As of September 30, 2000, the unused portion of the credit facility was approximately $6.1 million, of which approximately $3.9 million was available under various borrowing formulas. The average and highest amounts borrowed under all revolving credit facilities during the three months ended September 30, 2000 were approximately $1,826,000 and $3,142,000, respectively. The average and highest amounts borrowed under all revolving credit facilities during the nine months ended September 30, 2000 were approximately $3,109,000 and $5,145,000, respectively.

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


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

      The Company is also exposed to market risk from changes in the interest rate related to its revolving credit facility, which is based upon the LIBOR Market Index Rate, which is a floating interest rate. Assuming an average borrowing level of $3.1 million (which amount approximated the average amount borrowed under all revolving credit facilities during the nine months ended September 30, 2000), each 1 percentage point increase in the LIBOR Market Index Rate would result in $31,000 of additional annual interest charges. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

PART II. OTHER INFORMATION

Item 5.   Other Information

      Effective October 1, 2000, Lucent Technologies completed the spin-off of its Enterprise Networks Group business segment (PBX business), as well as its SYSTIMAX® cabling and LAN-based data businesses to Lucent shareholders, forming a separate company named Avaya Inc ("Avaya") that will focus directly and independently on the enterprise networking market. According to Lucent, Avaya has started out as an $8 billion Fortune 200 company with a #1 position in the U.S. call center and voice communications systems markets. The Company's Lucent contractual relationships are being continued with Avaya.

Item 6.   Exhibits and Reports on Form 8-K:

(a)	Exhibits:
	10 (ee)	Loan Agreement, dated September 27, 2000 between First Union National Bank and Farmstead Telephone Group, Inc.
	10 (ff)	Promissory Note, dated September 27, 2000 between First Union National Bank and Farmstead Telephone Group, Inc.
	27	Financial data Schedule
(b)	Reports on Form 8-K: None.


SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FARMSTEAD TELEPHONE GROUP, INC.

Dated: November 2, 2000	/s/ Robert G. LaVigne
Robert G. LaVigne Executive Vice President, Chief Financial Officer (Principal Financial & Accounting Officer)