Form 10-K
period 2000-12-31
FARMSTEAD TELEPHONE GROUP INC
filed 2001-03-30
CIK 804331

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2000

                       Commission file number 0-15938

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

     Registrant's telephone number, including area code: (860) 610-6000

            Securities registered under Section 12(b) of the Act:

     Title of each class         Name of each Exchange on which registered
-----------------------------    -----------------------------------------
Common Stock, $.001 par value             American Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 28, 2001, the aggregate market value of the Common Stock of the registrant held by non-affiliates, based upon the last sale price of the registrant's Common Stock on such date, was $6,046,800.

As of February 28, 2001, the registrant had 3,272,579 shares of its $0.001 par value Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on June 14, 2001 are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

                       TABLE OF CONTENTS TO FORM 10-K


                                   PART I

                                                                                    Page
                                                                                    ----

Item 1.    Business                                                                  3
Item 2.    Properties                                                                6
Item 3.    Legal Proceedings                                                         6
Item 4.    Submission of Matters to a Vote of Security Holders                       6

                                   PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters     6
Item 6.    Selected Financial Data                                                   7
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation                                        7
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk               11
Item 8.    Financial Statements and Supplementary Data                              11
Item 9.    Changes in and Disagreements With Accountants
           on Accounting and Financial Disclosure                                   11

                                  PART III

Item 10.   Directors and Executive Officers of the Registrant                       11
Item 11.   Executive Compensation                                                   12
Item 12.   Security Ownership of Certain Beneficial Owners and Management           12
Item 13.   Certain Relationships and Related Transactions                           13

                                   PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K         13

                                   PART I

Item 1.  Business

General

      Farmstead Telephone Group, Inc. ("Farmstead" or the "Company") was incorporated in Delaware in 1986 and became publicly held in May 1987 following the completion of an initial public offering. The Company's main offices are located at 22 Prestige Park Circle, East Hartford, CT 06108, and its telephone number is (860) 610-6000. The Company is principally engaged as a secondary market reseller, and Authorized Remarketing Supplier of Classic Avaya(TM) and new Avaya Inc. ("Avaya") business communication products. These products are primarily customer premises-based private switching systems and peripheral telecommunications products, including voice processing systems. The Company also provides telecommunications equipment repair and refurbishing, rental, inventory management, and related value-added services. The Company sells its products and services primarily to both large and small end-user businesses, government agencies, and other secondary market dealers.

      In March, 2001, the Company entered into a joint venture relationship with TriNet Systems, Inc. , and a company to be operated under the name of InfiNet Systems, LLC ("InfiNet") was formed. InfiNet, which has been appointed as an Avaya Dealer, will be involved in the sale and installation of Avaya telecommunications systems and solutions primarily in the State of Connecticut and certain metropolitan counties in New York.

Products

      The Company sells both refurbished (by the Company or other equipment refurbishers) and new telecommunications products manufactured by Avaya (See "Relationship with Avaya Inc./Lucent Technologies" for further information on the Company's relationship with these companies). Refurbished products are primarily sold under the Classic Avaya(TM) label, pursuant to a licensing agreement with Avaya. The Company's products are primarily components of private switching systems, generally PBXs and key systems, located at the customers premises, that permit a number of local telephones or terminals to communicate with one another, with or without use of the public telephone network. Key systems are generally used by small businesses, and are characterized by telephones which have multiple buttons permitting the user to select outgoing or incoming telephone lines directly. PBXs are private telephone switching systems usually located on a customer's premises, with an attendant console, and are designed for use by larger businesses. A PBX normally has more memory capacity and therefore can provide more features and flexibility than a key system. Parts sold include both digital and analog telephone sets and circuit packs, and other system accessories and related products such as headsets, consoles, speakerphones, paging systems and voice processing products offered by Avaya.

      Avaya key systems include: Merlin(R), Spirit(R) and Partner(R). Avaya PBX equipment sold by the Company includes Definity(R) and System 75.

      Equipment sales revenues accounted for approximately 93% of consolidated revenues from continuing operations in 2000, 92% in 1999 and 94% in 1998, while service revenues accounted for 7% of consolidated revenues from continuing operations in 2000, 8% in 1999 and 6% in 1998. Sales of PBX equipment and associated telephones and peripherals accounted for approximately 86% of total equipment sales in 2000, 76% in 1999 and 81% in 1998, while key equipment and other equipment sales, including data equipment, accounted for 14% of total equipment sales in 2000, 24% in1999 and 19% in 1998.

Relationship with Avaya Inc./Lucent Technologies

      Lucent Technologies ("Lucent") was formed in 1995 from the systems and technology units that were formerly a part of AT&T Corp., including the research and development capabilities of Bell Laboratories. In April 1996, Lucent completed the initial public offering of its common stock and on September 30, 1996, became independent of AT&T when AT&T distributed to its shareholders all of its Lucent shares.

      On September 30, 2000, Lucent completed the spin-off of its Enterprise Networks Group business segment (essentially its PBX business, and within which market segment the Company participates), as well as its SYSTIMAX(R) cabling and LAN-based data businesses to Lucent shareholders, forming a separate company named Avaya Inc. ("Avaya") that will focus directly and independently on the enterprise networking market. According to

Lucent, Avaya has started out as an $8 billion Fortune 200 company with a #1 position in the U.S. call center and voice communications systems markets. The Company's contractual relationships with Lucent are being continued with Avaya.

      Since 1985, AT&T, Lucent, and now Avaya, have provided support to the secondary market by offering installation and maintenance services for its products purchased by end-users through equipment resellers. Equipment resellers such as the Company may also, with various restrictions, utilize Avaya documentation, technical information and software. Avaya also generally provides up to a one-year warranty on products purchased from them for resale. The installation and maintenance of Avaya equipment is generally provided directly by Avaya. The Company does, however, coordinate the installation scheduling directly with Avaya if requested to do so by its customers. The Company also has relationships with a number of companies throughout the United States who can also provide such installation and maintenance services.

      The Company operates in an Avaya-sponsored Authorized Remarketing Supplier ("ARS") program as an ARS Dealer (the "ARS Agreement"), selling Classic Avaya(TM) products to end-users nationwide. On February 2, 2001, the ARS Agreement was amended to extend its expiration date to December 31, 2003. Classic Avaya(TM) products are defined as used Avaya PBX system and key system parts, currently supported by Avaya, that have been refurbished by the Company under Avaya quality standards. This designation applies to substantially all of the used Avaya products which the Company now sells. The Company is currently one of four appointed ARS Dealers, none of whom has been granted an exclusive territory. The ARS Agreement also allows the Company to sell certain new Avaya PBX products and voice processing products to end-users, including government agencies. In February 1999, as a condition of its initial agreement with Lucent to become an ARS Dealer, the Company's new key system distributor agreement was terminated, and its associated dealer base was transferred to another Lucent distributor. Prior to the ARS Agreement, the Company was an "Authorized Distributor of Selected Lucent - Remanufactured Products" since 1991. In January 2000, the Company's direct supplier relationship with Lucent was assigned to Catalyst Telecom, a Lucent (and now Avaya) distributor, from whom the Company now purchases its new telecommunications products.

      The Company believes that its relationship with Avaya is satisfactory and has no indication that Avaya has any intention of terminating its ARS Agreement with the Company. The Company could be materially adversely affected should Avaya decide to terminate this agreement.

Marketing and Customers

      Telecommunications parts and value added services are marketed nationally through the Company's direct sales staff, which includes salespersons located throughout the Eastern Seaboard, Illinois, Ohio, Texas and California. The Company also sells its products through a call center operation started up in 1999. During 2000, the Company shipped products to approximately 10,000 businesses, with customers ranging from large, multi-location corporations, to small companies, and to equipment wholesalers, dealers, and government agencies and municipalities. End-users accounted for approximately 91% of the Company's revenues in 2000, 96% in 1999 and 87% in 1998, while sales to dealers and other resellers accounted for approximately 9%, 4% and 13% of revenues during the same three year period. During the year ended December 31, 2000, no single customer accounted for more than 10% of revenues. One customer, Lucent Technologies Inc., accounted for approximately 15% of the Company's revenues during the years ended December 31, 1999 and 1998. The Company's business is not considered seasonal.

Customer Services

      The Company is committed to respond to its customers' service or project-oriented telecommunications needs. While each type of service is not material to the Company's operations as a whole, the Company believes these services help differentiate it from its competitors, as well as contribute to longer-lasting customer relationships and incremental equipment sales. Services include:

      Repair and Refurbishing: The Company performs fee-based repair and refurbishing services for its customers through its in-house facilities and use of subcontract repair shops. The in-house work includes cleaning, buffing and minor repairs. The Company outsources major repairs of circuit boards and digital telephone sets.

      Installation services: The Company utilizes Avaya and other equipment installation companies on a subcontract basis to install telecommunication parts and systems, as well as equipment moves, adds and changes.

      Equipment Rentals: The Company rents out equipment on a month-to-month basis, servicing those customers that have temporary, short-term equipment needs.

      Other Services: The Company's technical staff currently provide engineering, configuration, and technical "hot line" telephone support services. For customers in the television broadcast industry, the Company provides telecommunications coordination services for broadcast sports and other events throughout the country.

      The Company's combined service revenues accounted for 7% of revenues from continuing operations in 2000, 8% in 1999 and 6% in 1998. No individual service category accounted for more than 5% of revenues from continuing operations.

Competition

      The Company operates in a highly competitive marketplace. Telephone equipment product competitors currently include Avaya and other new equipment manufacturers such as Nortel Networks Corporation, other new equipment distributors, as well as other secondary market equipment resellers, of which the Company estimates there are over 100 nationwide.
In the sale of Classic Avaya(TM) products, the Company competes with the other Avaya-designated ARS Dealers. The Company believes that key competitive factors in its market are timeliness of delivery, service support, price and product reliability. The Company also considers its working relationships with its customers to be an important and integral competitive factor. The Company anticipates intensified competition from larger companies having substantially greater technical, financial and marketing resources, as well as larger customer bases and name recognition. As the industry further develops voice and data convergence products, the Company anticipates that it will encounter a broader variety of competitors, including new entrants from related computer and communication industries.

Suppliers

      Lucent, and since October 1, 2000 Avaya, have historically been the Company's largest suppliers of new telecommunication products and, until 1999, was one of its largest suppliers of refurbished products. In January 2000, the Company's direct supplier relationship with Lucent was assigned to Catalyst Telecom, a former Lucent, and now an Avaya distributor, from whom the Company has since purchased its new telecommunications products. The Company acquires used equipment from a variety of sources, depending upon price and availability at the time of purchase. These sources include other secondary market equipment dealers, leasing companies and end-users. The equipment so acquired may be in a refurbished state and ready for resale, or it may be purchased "as-is", requiring repair and/or refurbishing prior to its resale. The Company is dependent upon its relationships and agreements with Catalyst and Avaya for the provision of new equipment for resale. The Company is not otherwise dependent upon any other single supplier for used equipment. The Company believes that the availability of used equipment in the marketplace is presently sufficient to allow the Company to meet its customers' used equipment delivery requirements. See also "Relationship with Avaya Inc./Lucent Technologies."

Patents, Licenses and Trademarks

      No patent or trademark is considered material to the Company's continuing operations. Pursuant to agreements in effect with Avaya, the Company may utilize, during the term of these agreements, certain Avaya designated trademarks, insignia and symbols in the Company's advertising and promotion of Avaya products. The Company operates under a license agreement with Avaya, in which the Company was granted a non-exclusive license to use the Classic Avaya(TM) trademark in connection with the refurbishing, marketing and sale of Avaya products sold under the ARS Agreement. Under this agreement, the Company is obligated to pay Avaya a fee, amounting to 10% of the sales price, on Classic Avaya products sold by the Company. The license agreement and ARS Agreement were recently amended on February 2, 2001 extending the expiration date to December 31, 2003.

Research and Development

      The Company did not incur any research and development expenses during the three years ended December 31, 2000, and research and development activities are not material to the Company's business.

Backlog

      The backlog of unshipped orders was approximately $1,556,000 at December 31, 2000 and $889,000 at December 31, 1999.

Employees

      At December 31, 2000, the Company had 116 full-time employees. The Company's employees are not represented by any organized labor union and are not covered by any collective bargaining agreements.

Item 2.  Properties

      At December 31, 2000, the Company operated two facilities under long-term lease agreements, occupying in excess of 49,000 square feet of warehouse and office space in East Hartford, CT. The lease agreements expire December 31, 2004. The Company believes that its facilities are adequate for its present needs and suitable for their intended uses. If new or additional space is required, the Company believes that adequate facilities are available at competitive prices in the immediate areas of its current operations.

Item 3.  Legal Proceedings

      From time to time the Company is involved in legal proceedings arising in the ordinary course of business. The Company believes there is no litigation pending that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's securities are traded on the American Stock Exchange, under the following symbols: Common Stock - "FTG"; Warrants issued in the Company's 1987 initial public offering ("IPO Warrants") - "FTG.WS"; Redeemable Class A Common Stock Purchase Warrants - "FTG.WS.A"; Redeemable Class B Common Stock Purchase Warrants - "FTG.WS.B". The following sets forth the range of quarterly high and low sales prices for these securities, for the two years ended December 31, 2000:


                         Common Stock:                          IPO Warrants:
                             2000                1999               2000               1999
                       -----------------    --------------    -----------------    ------------
      Quarter Ended    High         Low     High      Low       High      Low      High    Low
      -------------    ----         ---     ----      ---       ----      ---      ----    ---
      March 31         $2.13       $1.13    $2.75    $1.44      $.50      $.25     $.81    $.41
      June 30           1.69        1.00     1.88     1.31       .38       .25      .50     .25
      September 30      1.50        1.00     1.75     1.13       .38       .25      .25     .25
      December 31       1.81        1.06     1.50      .88       .13       .13      .25     .25




                       Class A Warrants:                      Class B Warrants:
                             2000                1999               2000               1999
                       -----------------    --------------    -----------------    ------------
      Quarter Ended    High         Low     High      Low       High      Low      High    Low
      -------------    ----         ---     ----      ---       ----      ---      ----    ---
      March 31         $.56        $.13     $.88     $.38       $.56      $.13     $.75    $.31
      June 30           .31         .13      .56      .19        .31       .13      .56     .25
      September 30      .13         .06      .44      .19        .31       .06      .25     .13
      December 31       .38         .13      .38      .13        .50       .06      .19     .13


      There were 3,272,579 common shares outstanding at December 31, 2000 and 1999. There were 183,579 IPO Warrants, 1,137,923 Class A Warrants and 1,137,923 Class B Warrants outstanding at December 31, 2000 and 1999. As of December 31, 2000 there were 540 holders of record of the common stock representing approximately 3,200 beneficial stockholders, based upon the number of proxy materials distributed in connection with the 2000 Annual Meeting of Stockholders. The Company has paid no dividends and does not expect to pay dividends in the foreseeable future as it intends to retain earnings to finance the growth of its operations. Pursuant to a revolving credit agreement with First Union National Bank, the Company is prohibited from declaring or paying any dividends or making any other distribution on any of the shares of its capital stock, without the prior consent of the lender.

Item 6.  Selected Financial Data


(In thousands, except per share amounts)                  Years ended December 31
-----------------------------------------------------------------------------------------------
                                             2000       1999       1998       1997       1996
                                             ----       ----       ----       ----       ----
                                                                             (1)(3)     (2)(3)

Revenues                                    $42,786    $32,871    $27,738    $20,559    $16,306
Income (loss) from continuing operations      1,753         57        780       (600)     1,206
Income (loss) from continuing
 operations per common share:
  Basic                                         .54        .02        .23       (.18)       .49
  Diluted                                       .54        .02        .23       (.18)       .48
Total Assets                                 15,494     15,657     13,498     10,829     12,074
Long term debt                                1,726      4,578      1,916      1,997          -
Stockholders' equity                          8,202      6,417      6,344      5,769      7,635
Dividends paid                                    -          -          -          -          -

--------------------
<F1>  Loss from continuing operations includes charges of $444 from losses of unconsolidated subsidiaries and the writeoff of the Company's investments in, and accounts receivable from, these subsidiaries.
<F2>  Income from continuing operations includes a $124 charge from losses of unconsolidated subsidiaries, and $627 of income from the redemption of equipment purchase coupons issued by AT&T as a result of a class action lawsuit settlement.
<F3>  Total assets included $560 in 1997 and $848 in 1996 in net assets of discontinued operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto contained in Item 8 of this Report.

Year Ended December 31, 2000 Compared With Year Ended December 31, 1999

Results of Operations

Revenues

      Revenues in 2000 were $42,786,000, an increase of $9,915,000 or 30%
as compared to revenues of $32,871,000 in 1999. Telecommunications equipment sales revenues accounted for 93% of 2000 revenues as compared to 92% of 1999 revenues. Revenues from service operations accounted for 7% of total revenues in 2000 as compared to 8% of total revenues in 1999. For the year ended December 31, 2000, end-user equipment sales accounted for 73% of the revenue increase, while sales to other equipment resellers, and service revenues, accounted for 24% and 3% of the revenue increase respectively. End-user equipment revenue growth was primarily attributable to the Company's expanding participation in Avaya's Business Partner program, which includes the Company's designation as an Authorized Remarketing Supplier of Classic Avaya(TM) equipment ("ARS"). This has led to increased "partnering" with, and sales referrals from, Avaya Account Managers and Account Executives, resulting in increased sales of both new and used equipment. Revenues generated through the Company's Call Center increased by 6% over the prior year, thereby contributing to the growth in end-user equipment revenues.

Cost of Revenues and Gross Profit

      Total cost of revenues in 2000 were $32,716,000, an increase of $6,876,000 or 26.6%, as compared to $25,840,000 in 1999. The gross profit in 2000 was $10,070,000, an increase of $3,039,000 or 43%, as compared to $7,031,000 in 1999. As a percentage of revenue, the gross profit margin increased from 21.4% in 1999 to 23.5% in 2000. The improvement in gross profit margin was primarily attributable to product sales mix, particularly a higher percentage of used equipment sales over new equipment sales, and to favorable used equipment purchase costs. Lower labor and overhead costs as a percent of revenues also contributed to the improved gross profit margin.

Selling, General and Administrative ("SG&A") Expenses

      SG&A expenses in 2000 were $8,454,000, an increase of $1,791,000 or 27%, as compared to $6,663,000 in 1999. The increase in SG&A expenses in 2000 was primarily attributable to higher sales and administrative compensation, including higher sales commissions from increased sales volume and profit margins. The Company also incurred increased costs associated with consulting fees and expenses relating to business performance improvement projects, higher insurance costs, and higher bad debt and account collection expenses, while incurring lower levels of depreciation, marketing and public relations expenses. As a percent of revenues, SG&A expenses decreased from 20.3% in 1999 to 19.8% in 2000.

Interest Expense and Other Income

      Interest expense in 2000 was $302,000, a decrease of $47,000 or 13% as compared to $349,000 in 1999. The decrease in interest expense is attributable to lower average borrowings under the Company's revolving credit facilities, partially offset by higher borrowing costs during 2000 as compared to 1999. During 2000 average borrowings under all revolving credit facilities were approximately $2,708,000 at an average borrowing rate of 10.1%. This compares to average borrowings of $3,195,000 at an average borrowing rate of 8.9% during 1999. Other income consists primarily of interest earned on invested cash for both 2000 and 1999.

(Benefit) Provision for Income Taxes

      The Company recorded a net tax benefit of $395,000 in 2000, as compared to a net tax benefit of $2,000 in 1999. The net tax benefit in 2000 principally resulted from a $455,000 reduction in a deferred tax asset valuation allowance. The valuation allowance was reduced by 50%, from a full 100% reserve at December 31, 1999, as a result of positive earnings in 2000 and resulting partial utilization of net operating loss carryforwards.

Liquidity and Capital Resources

      Working capital was $8,895,000 at December 31, 2000, a decrease of $1,255,000 or 12% from $10,150,000 at December 31, 1999. The working capital ratio was 2.7 to 1 at December 31, 2000 as compared to 3.2 to 1 at December 31, 1999. The reduction in working capital was primarily attributable to lower year end balances in accounts receivable and inventories, coupled with higher year end balances in accounts payable and accrued compensation.

      Operating activities provided $4,105,000 net cash flow in 2000 primarily from income from operations and an increase in accounts payable, accrued expenses and other liabilities. Investing activities used $163,000 in 2000 for the purchase of fixed assets. Financing activities used $4,014,000 in 2000 as the Company reduced its borrowings under revolving credit lines and capital lease agreement, and repaid all amounts outstanding under an inventory finance agreement.

      On September 27, 2000, the Company entered into a two-year, $8 million revolving loan agreement (the "Loan Agreement") with First Union National Bank ("FUNB"), replacing a $10 million revolving credit line with Deutsche Financial Services Corporation. Under the terms of the FUNB Loan Agreement, borrowings are advanced at 75% of eligible accounts receivable (primarily receivables that are less than 90 days old), and at 50% of the value of eligible inventory (inventory that was purchased new or refurbished and ready for sale), provided that the amount advanced against eligible inventory shall not exceed $2 million. The interest rate charged the Company on outstanding borrowings is the LIBOR Market Index
Rate plus 2.5% (9.06 % at December 31, 2000). The Company is also charged an availability fee equal to .25% per annum on the unused portion of the credit line. Since it is the Company's intent to maintain this credit facility for longer than one year, borrowings are classified as long-term debt. The Loan Agreement restricts the Company from the payment of dividends without the consent of FUNB, and requires the Company to maintain a minimum tangible net worth of $6 million at all times. The Loan Agreement also contains financial covenants requiring the Company to maintain certain debt-to-equity and funds flow coverage ratios. The Company was in compliance with its loan requirements at December 31, 2000. As of December 31, 2000, the unused portion of the credit facility was approximately $6.3 million, of which approximately $4.1 million was available under various borrowing formulas. The average and highest amounts borrowed under all revolving credit facilities during the year ended December 31, 2000 were approximately $2,708,000 and $5,145,000 respectively.

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

Safe Harbor Forward-Looking Statements

      The Company's prospects are subject to certain uncertainties and risks. The discussions set forth in this Form 10-K report contain certain statements, based on current expectations, estimates, forecasts and projections about the industry in which the Company operates and management's beliefs and assumptions, which are not historical facts and are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("the Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "will be," "will continue," "will likely result," "anticipates," "seeks to," "estimates," "expects,"
"intends," "plans," "predicts," "projects," and similar words, expressions or phrases of similar meaning. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of certain risks, uncertainties and assumptions which are difficult to predict. The risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission ("SEC"), including Forms 8-K, 10-Q, and 10-K, and include, among other factors, general economic conditions and growth in the telecommunications industry, competitive factors and pricing pressures, changes in product mix, product demand, risk of dependence on third party suppliers, the ability of the Company to sustain, manage or forecast its growth and inventories, performance and reliability of products, customer service, adverse publicity, business disruptions; increased costs of freight and transportation to meet delivery deadlines, changes in business strategy or development plans, turnover of key employees, and other risk factors detailed in this report, described from time to time in the Company's other Securities and Exchange Commission filings, or discussed in the Company's press releases. In addition, other written or oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the SEC, press releases, conferences, or otherwise are forward-looking statements within the meaning of the Act. All forward-looking statements included in this document are based upon information available to the Company on the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

      The risks included here are not exhaustive. Other sections of this report may include additional factors which could adversely affect the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

      Investors should also be aware that while the Company does, from time to time, communicate with securities analysts, it is against the Company's policy to disclose to them any material information unless such information shall have been previously or is simultaneously disclosed in a manner intended to provide broad, nonexclusionary distribution of the information to the public. Accordingly, shareholders should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, the Company has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

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

      The Company is also exposed to market risk from changes in the interest rate related to its revolving credit facility, which is based upon the LIBOR Market Index Rate, which is a floating interest rate. Assuming an average borrowing level of $2.7 million (which amount approximated the average amount borrowed under all revolving credit facilities during the year ended December 31, 2000), each 1 percentage point increase in the LIBOR Market Index Rate would result in $27,000 of additional annual interest charges. The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Item 8.  Financial Statements and Supplementary Data

      See Index to Financial Statements and Financial Statement Schedule in
Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.


                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

                      Executive Officers of the Company
                         (Age as of January 1, 2001)


                                First
                              Became An
                              Executive
       Name            Age    Officer in               Position(s) Held
       ----            ---    ----------               ----------------

George Taylor, Jr.*    58        1984       Chairman of the Board, President,
                                            Chief Executive Officer

James E. Cooke, III    52        2000       Chief Operating Officer

Robert G. LaVigne*     49        1988       Executive Vice President, Chief
                                            Financial Officer, Secretary, Treasurer

Alexander E. Capo      50        1987       Executive Vice President - New Business
                                            Development

Robert L. Saelens      55        1997       Vice President - Marketing

Peter J. Marzano       50        2001       Vice President - Sales

--------------------
*   Member of the Board of Directors.

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

      James E. Cooke, III, Chief Operating Officer since August 2000. From 1988 through 1999 he filled various executive positions with Executone Information Systems, Inc., including Vice President, Sales and Operations. President of an interconnect company from 1985 until 1988. General Manager and Regional Manager of the Jarvis Corporation from 1981 to 1985. For eight years prior thereto he worked at Xerox Corporation in various sales and management positions.

      Robert G. LaVigne, Executive Vice President since July 1997. Chief Financial Officer, Corporate Secretary, Treasurer and Director since 1988. Vice President - Finance & Administration from 1988 until July 1997. Controller of Economy Electric Supply, Inc., a distributor of electrical supplies and fixtures, from 1985 to 1988. Corporate Controller of Hi-G, Inc., a manufacturer of electronic and electromechanical components, from 1982 to 1985. Certified Public Accountant. Director of ATC.

      Alexander E. Capo, Executive Vice President - New Business
Development since May 2000. Vice President - Sales from July 1997 until May 2000. Vice President - Sales and Marketing from 1987 until July 1997. Director of Sales for The Farmstead Group, Inc. from 1985 to 1987. Sales Manager for the National Telephone Company from 1972 to 1983.

      Robert L. Saelens, Vice President - Marketing from June 1997 to May 2000, and since March 2001. Vice President - Sales & Marketing from May 2000 to March 2001. Director of Marketing from May 1996 through May 1997. President of Saelens & Associates, a marketing consulting firm, from 1989 to 1997. President of Baker, Bateson & Saelens, Inc., a marketing consulting firm, from 1982 to 1989. Prior thereto Mr. Saelens served for ten years in the Creative and Strategic planning departments of the J. Walter Thompson Corporation.

      Peter J. Marzano, Vice President of Sales since March 2001. Executive Director of MDU ("multiple dwelling unit") Sales for AT&T Broadband, a division of AT&T Corporation from January 1999 to March 2001. AT&T Broadband is a provider of residential and commercial cable TV, high speed data services and local and long-distance telephone services. Director of Sales for Teleport Communications Group (a Certified Local Exchange Carrier, or "CLEC", acquired by AT&T in May 1998) from January 1995 to January 1999. Prior thereto, Mr. Marzano served in various sales and sales management capacities for various companies including Quodata Corporation, United Technologies Corporation, and GD Stromberg-Carlson.

      The other information required by Item 10 is included in the Company's definitive proxy statement filed pursuant to regulation 14A on or before April 30, 2001. Such information is incorporated herein by reference, pursuant to General Instruction G(3).

Item 11.  Executive Compensation

      The information required by Item 11 is included in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A on or before April 30, 2001. Such information is incorporated herein by reference, pursuant to General Instruction G(3).

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by Item 12 is included in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A on or before April 30, 2001. Such information is incorporated herein by reference, pursuant to General Instruction G(3).

Item 13.  Certain Relationships and Related Transactions

      The information required by Item 13 is included in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A on or before April 30, 2001. Such information is incorporated herein by reference, pursuant to General Instruction G(3).

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Index to Financial Statements and Financial Statement Schedule

                                                                      Page
                                                                      ----

      Report of Deloitte & Touche LLP                                  15
      Consolidated Balance Sheets - December 31, 2000 and 1999         16
      Consolidated Statements of Operations -
       Years Ended December 31, 2000, 1999 and 1998                    17
      Consolidated Statements of Changes in Stockholders' Equity -
       Years Ended December 31, 2000, 1999 and 1998                    18
      Consolidated Statements of Cash Flows -
       Years Ended December 31, 2000, 1999 and 1998                    19
      Notes to Consolidated Financial Statements                       20

      Financial Statement Schedule:
      Report of Deloitte & Touche LLP                                  28
      Schedule II - Valuation and Qualifying Accounts                  29

(b) Exhibits: See Index to Exhibits on page 30.

(c) Reports on Form 8-K: The registrant did not file any reports on Form 8-K during the fourth quarter of 2000.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 2001.

                                       FARMSTEAD TELEPHONE GROUP, INC.


                                       By: /s/ George J. Taylor, Jr.
                                           -------------------------------
                                           Chairman of the Board, Chief
                                           Executive Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 23, 2001.

Signature                         Title(s)
---------                         --------

/s/ George J. Taylor, Jr.      Chairman of the Board, Chief Executive Officer
---------------------------    and President
George J. Taylor, Jr.          (Principal Executive Officer)

/s/ Robert G. LaVigne          Executive Vice President, Chief Financial
---------------------------    Officer, Secretary and Director
Robert G. LaVigne              (Principal Financial and Accounting Officer)

/s/ Harold L. Hansen           Director
---------------------------
Harold L. Hansen

/s/ Hugh M. Taylor             Director
---------------------------
Hugh M. Taylor

/s/ Joseph J. Kelley           Director
---------------------------
Joseph J. Kelley

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Farmstead Telephone Group, Inc.
East Hartford, Connecticut

We have audited the accompanying consolidated balance sheets of Farmstead Telephone Group, Inc. and subsidiary (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Farmstead Telephone Group, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


Deloitte & Touche LLP
Hartford, Connecticut

February 21, 2001

                       FARMSTEAD TELEPHONE GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS
                         December 31, 2000 and 1999


(In thousands, except share amounts)                          2000       1999
-------------------------------------------------------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                                  $   374    $   446
  Accounts receivable, less allowance for doubtful
   accounts of $244 in 2000 and $266 in 1999                   6,527      6,665
  Inventories                                                  7,181      7,539
  Deferred income taxes (Note 11)                                107          -
  Other current assets                                            90         49
-------------------------------------------------------------------------------
Total Current Assets                                          14,279     14,699
-------------------------------------------------------------------------------
Property and equipment, net (Note 3)                             632        774
Non-current deferred income taxes (Note 11)                      348          -
Other assets                                                     235        184
-------------------------------------------------------------------------------
Total Assets                                                 $15,494    $15,657
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $ 3,789    $ 2,451
  Debt maturing within one year (Note 5)                         102      1,264
  Accrued expenses and other current liabilities (Note 4)      1,493        834
-------------------------------------------------------------------------------
Total Current Liabilities                                      5,384      4,549
-------------------------------------------------------------------------------
Long-term debt (Note 5)                                        1,726      4,578
Other liabilities (Note 10)                                      182        113
-------------------------------------------------------------------------------
Total Liabilities                                              7,292      9,240
-------------------------------------------------------------------------------

Commitments and contingencies (Note 9)

Stockholders' Equity:
  Preferred stock, $0.001 par value; 2,000,000 shares
   authorized; no shares issued and outstanding                    -          -
  Common stock, $0.001 par value; 30,000,000 shares
   authorized; 3,272,579 shares issued and outstanding
   in 2000 and 1999, respectively                                  3          3
  Additional paid-in capital                                  12,248     12,216
  Accumulated deficit                                         (4,049)    (5,802)
-------------------------------------------------------------------------------
Total Stockholders' Equity                                     8,202      6,417
-------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                   $15,494    $15,657
===============================================================================


        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                Years Ended December 31, 2000, 1999 and 1998


(In thousands, except per share amounts)                  2000       1999       1998
--------------------------------------------------------------------------------------

Revenues                                                 $42,786    $32,871    $27,738
Cost of revenues                                          32,716     25,840     20,816
--------------------------------------------------------------------------------------
Gross profit                                              10,070      7,031      6,922
Selling, general and administrative expenses               8,454      6,663      5,926
--------------------------------------------------------------------------------------
Operating income                                           1,616        368        996
Interest expense                                             302        349        272
Other income                                                 (44)       (36)       (72)
--------------------------------------------------------------------------------------
Income from continuing operations before income taxes      1,358         55        796
(Benefit) provision for income taxes                        (395)        (2)        16
--------------------------------------------------------------------------------------
Income from continuing operations                          1,753         57        780
--------------------------------------------------------------------------------------
Discontinued operations (Note 6):
  Loss from operations                                         -          -        (14)
  Loss on sale of discontinued operation                       -          -       (195)
--------------------------------------------------------------------------------------
Loss from discontinued operations                              -          -       (209)
--------------------------------------------------------------------------------------
Net income                                               $ 1,753    $    57    $   571
======================================================================================

Net income (loss) per common share:
Basic and diluted net income (loss) per common share:
  From continuing operations                             $   .54    $   .02    $   .23
  From discontinued operations                                 -          -       (.06)
--------------------------------------------------------------------------------------
Basic and diluted net income (loss) per common share     $   .54    $   .02    $   .17
======================================================================================

Weighted average common shares outstanding:
Basic weighted average common shares                       3,272      3,272      3,264
Dilutive effect of stock options                               3          2        140
--------------------------------------------------------------------------------------
Diluted weighted average common and
 common equivalent shares                                  3,275      3,274      3,404
======================================================================================


        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CHANGES
                           IN STOCKHOLDERS' EQUITY
                Years Ended December 31, 2000, 1999 and 1998


                                       Common Stock      Additional
                                     ----------------     Paid-in      Accumulated
(In thousands)                       Shares    Amount     Capital        deficit      Total
--------------------------------------------------------------------------------------------

Balance at December 31, 1997         3,262       $3        $12,196       $(6,430)     $5,769
Stock options exercised                  2        -              4             -           4
Net income                               -        -              -           571         571
--------------------------------------------------------------------------------------------
Balance at December 31, 1998         3,264        3         12,200        (5,859)      6,344
Stock options exercised                  8        -             16             -          16
Net income                               -        -              -            57          57
--------------------------------------------------------------------------------------------
Balance at December 31, 1999         3,272        3         12,216        (5,802)      6,417
Compensatory stock options issued        -        -             32             -          32
Net income                               -        -              -         1,753       1,753
--------------------------------------------------------------------------------------------
Balance at December 31, 2000         3,272       $3        $12,248       $(4,049)     $8,202
============================================================================================


        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                Years Ended December 31, 2000, 1999 and 1998


(In thousands)                                                 2000        1999        1998
--------------------------------------------------------------------------------------------

Operating Activities:
Net income                                                   $ 1,753     $    57     $   571
Adjustments to reconcile net income to net cash
 flows provided (used) by operating activities:
  Depreciation and amortization                                  305         358         309
  Deferred income taxes                                         (455)          -           -
  Value of compensatory stock options issued                      32           -           -
Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable                     138      (1,715)        127
  Decrease (increase) in inventories                             358        (689)     (4,267)
  (Increase) decrease in other assets                            (92)         25         303
  Increase (decrease) in accounts payable                      1,338       1,009        (118)
  Increase in accrued expenses and other liabilities             728         311          91
  Decrease in net assets of discontinued operations                -           -         560
--------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities               4,105        (644)     (2,424)
--------------------------------------------------------------------------------------------
Investing Activities:
Purchases of property and equipment                             (163)       (282)       (214)
--------------------------------------------------------------------------------------------
Net cash used in investing activities                           (163)       (282)       (214)
--------------------------------------------------------------------------------------------
Financing Activities:
(Repayments) borrowings under inventory finance agreement     (1,175)     (1,907)      2,193
(Repayments) borrowings under revolving credit lines          (2,750)      2,751          (8)
Repayments of capital lease obligation                           (89)        (78)        (63)
Proceeds from exercise of stock options                            -          16           4
--------------------------------------------------------------------------------------------
Net cash (used) provided by financing activities              (4,014)        782       2,126
--------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                        (72)       (144)       (512)
Cash and cash equivalents at beginning of year                   446         590       1,102
--------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                     $   374     $   446     $   590
============================================================================================

Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest                                                   $   302     $   349     $   272
  Income taxes                                                    15          10          14

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Operations

      Farmstead Telephone Group, Inc. ("Farmstead" or the "Company") is principally engaged as a secondary market reseller, and Authorized Remarketing Supplier of Classic Avaya(TM) and new Avaya Inc. ("Avaya") business telecommunication products. Its products are primarily customer premises-based private switching systems and peripheral products, including voice processing systems. The Company also provides telecommunications equipment repair and refurbishing, rental, inventory management, and related value-added services. The Company sells its products and services to both large and small end-user businesses, government agencies, and other secondary market companies. During the year ended December 31, 2000, no single customer accounted for more than 10% of revenues. One customer, Lucent Technologies, Inc. accounted for 15% of the Company's revenues during the years ended December 31, 1999 and December 31, 1998.

Principles of Consolidation

      The consolidated financial statements presented herein include the accounts of the Company and its wholly- owned inactive subsidiary, FTG Venture Corporation. Investments in companies in which ownership interests range from 20-50% and over which the Company exercises significant influence but does not control, are accounted for under the equity method. All material intercompany transactions have been eliminated.

Use of Estimates

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used in accounting for allowances for uncollectible receivables, inventory obsolescence, depreciation, taxes and contingencies, among others. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

Revenue Recognition

      Revenues are recognized when products are shipped or when services are performed.

Cash and Cash Equivalents

      The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Inventories

      Inventories are stated at the lower of cost or market, and are valued on an average cost basis.

Property and Equipment

      Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to ten years. Maintenance, repairs and minor renewals are charged to operations as incurred.

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

Net Income (Loss) Per Share

      Basic net income (loss) per share was computed by dividing net income
(loss) (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Diluted net income (loss) per share was computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants, unless their effect on net income (loss) per share is antidilutive. The following table shows securities outstanding as of December 31 that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive (in thousands):


                                                2000     1999     1998
                                                -----------------------
         Stock Options                          1,948    1,790    1,621
         Warrants                               2,472    2,472    2,472
         Underwriter Options and Warrants to
          acquire Units (Note 8)                  339      339      339
                                                -----------------------
         Total                                  4,759    4,601    4,432
                                                =======================


Segment Information
      In the opinion of management, the Company operates in one industry segment, which is the sale of telecommunications equipment.

Reclassification
      Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

2.  CASH AND CASH EQUIVALENTS

      Cash and cash equivalents at December 31, 2000 and 1999 includes an investment in a money market fund consisting of high quality short term instruments, principally US Government and Agency issues and commercial paper.

3.  PROPERTY AND EQUIPMENT, NET

      As of December 31, the components of property and equipment, net were as follows (in thousands):


                                                             2000       1999
         --------------------------------------------------------------------

         Equipment                                          $1,161     $1,029
         Furniture and fixtures                                 76        116
         Leasehold improvements                                127        103
         Leased equipment under capital lease                  381        394
         --------------------------------------------------------------------
                                                             1,745      1,642
         Less accumulated depreciation and amortization     (1,113)      (868)
         --------------------------------------------------------------------
         Property and equipment, net                        $  632     $  774
         ====================================================================


      Leased equipment under capital lease at December 31, 2000 and 1999 consisted principally of office furniture, equipment and computer equipment. The accumulated amortization of the leased equipment was $277,000 and $217,000 at December 31, 2000 and 1999, respectively.

4.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      As of December 31, the components of accrued expenses and other liabilities were as follows (in thousands):


                                                            2000     1999
         ----------------------------------------------------------------

         Salaries, commissions and benefits                $1,137    $668
         License fees payable to Avaya (Note 9)               210     114
         Other                                                146      52
         ----------------------------------------------------------------
         Accrued expenses and other current liabilities    $1,493    $834
         ================================================================


5.  DEBT OBLIGATIONS

      Debt Maturing Within One Year
      -----------------------------

      As of December 31, debt obligations maturing within one year consisted of the following (in thousands):


                                                   2000     1999
         --------------------------------------------------------

         Inventory financing program borrowings    $  -    $1,175
         Current portion of long-term debt          102        89
         --------------------------------------------------------
         Total debt maturing within one year       $102    $1,264
         ========================================================


      During 1999, the Company participated in an interest-free inventory financing program sponsored by Lucent Technologies, and in connection therewith, maintained a $4 million line of credit with Finova Capital Corporation ("Finova") to finance inventory purchases under this program. In June 1999, the Finova credit facility was replaced with a similar $10 million credit facility obtained from Deutsche Financial Services Corporation ("DFS") as further described below. In January 2000, the Company's participation in the inventory financing program ended, concurrent with the transfer of the Company's supplier relationship with Lucent to Catalyst Telecom, an authorized Lucent distributor.

      Long-term Debt
      --------------

      As of December 31, long-term debt obligations consisted of the following (in thousands):


                                               2000      1999
         -----------------------------------------------------

         Revolving credit agreement(a)        $1,689    $4,439
         Obligation under capital lease(b)       139       228
         -----------------------------------------------------
                                               1,828     4,667
         Less current portion                   (102)      (89)
         -----------------------------------------------------
         Long-term debt                       $1,726    $4,578
         =====================================================


      (a) On June 14, 1999, the Company entered into a two-year, $10 million business financing agreement (the "Credit Agreement") with DFS, replacing a $6 million revolving credit line with First Union National Bank and a $4 million inventory credit line with Finova. The Credit Agreement contained the following credit sublimits: (i) a $10 million accounts receivable-based credit line, (ii) a $10 million inventory floorplan credit line to finance product purchased directly from Lucent Technologies, Inc. ("Lucent") or an approved Lucent distributor, and (iii) a $1.5 million supplemental inventory-based credit line. Borrowings under the accounts receivable line were advanced at 80% of eligible receivables, while borrowings under the supplemental inventory-based line were advanced at 50% of the cost of eligible refurbished inventory, and between 50-100% of the cost of new equipment purchased from Lucent, or an approved Lucent distributor, through DFS's floorplan financing program. Borrowings were at prime plus .50% (9.0% at December 31, 1999). Borrowings under the $10 million inventory floorplan credit line, which were $1,175,000 at December 31, 1999, were repayable, interest-free in either two or three equal monthly installments. The facility called for a commitment fee of .09% of the aggregate credit line. There were no compensating balance requirements. The Credit Agreement restricted the Company from the payment of dividends without the consent of DFS, and required the Company to maintain a minimum tangible net worth of $5.75 million on and after December 31, 1999. The Credit Agreement also contained covenants requiring the Company to maintain certain debt-to-equity, interest coverage and current asset ratios, and minimum profitability levels.

      On September 27, 2000, the Company entered into a two-year, $8 million revolving loan agreement (the "Loan Agreement") with First Union National Bank ("FUNB"), replacing the DFS credit facility. Under the terms of the FUNB Loan Agreement, borrowings are advanced at 75% of eligible accounts receivable (primarily receivables that are less than 90 days old), and at 50% of the value of eligible inventory (inventory that was purchased new or refurbished and ready for sale), provided that the amount advanced against eligible inventory shall not exceed $2 million. The interest rate charged the Company on outstanding borrowings is the LIBOR Market
Index Rate plus 2.5% (9.06 % at December 31, 2000). The Company is also charged an availability fee equal to .25% per annum on the unused portion of the credit line. Since it is the Company's intent to maintain this credit facility for longer than one year, borrowings are classified as long-term debt. The Loan Agreement restricts the Company from the payment of dividends without the consent of FUNB, and requires the Company to maintain a minimum tangible net worth of $6 million at all times. The Loan Agreement also contains financial covenants requiring the Company to maintain certain debt-to-equity and funds flow coverage ratios. The Company was in compliance with its loan requirements at December 31, 2000. As of December 31, 2000, the unused portion of the credit facility was approximately $6.3 million, of which approximately $4.1 million was available under various borrowing formulas. The average and highest amounts borrowed under all revolving credit facilitiesduring the year ended December 31, 2000 were approximately $2,708,000 and $5,145,000, respectively.

      (b) In May 1997, the Company entered into a five year, noncancelable lease agreement to finance $419,000 of office furniture, equipment and computer equipment acquired in connection with the Company's facility relocation. Monthly lease payments are $9,589, with a $1.00 purchase option at the end of the lease. The effective interest rate on the capitalized lease obligation is 13.29%. As of December 31, 2000 the future minimum annual lease payments are as follows (in thousands):


         Year ending December 31:
         ------------------------------------------

           2001                                $115
           2002                                  38
         ------------------------------------------
         Total minimum lease payments           153
         Less amount representing interest      (14)
         ------------------------------------------
         Present value of net minimum lease
          payments under capital lease         $139
         ==========================================


      The carrying values of the Company's borrowings approximated their fair values at December 31, 2000 and 1999.

6.  DISCONTINUED OPERATIONS

      FAMS
      ----

      In December 1997, the Company sold its subsidiary, Farmstead Asset Management Services, LLC ("FAMS") to FAMS, LLC, a newly formed New Jersey corporation owned by a former management employee for $40,000 in cash and a $360,000 10% Note, payable in 60 monthly installments. The Note was secured by the assets of FAMS . During 1998 the Company recorded a $195,000 charge to reduce the carrying value of the FAMS, LLC note receivable to its estimated realizable value, which the Company received in 1999 in the form of inventory and equipment.

      Voice Processing Products
      -------------------------

      In January 1994, the Company acquired certain operating assets of Cobotyx Corporation, Inc., a designer, manufacturer and supplier of voice processing systems, and expanded its entry into this marketplace and formed a voice processing products division operating under the trade name "Cobotyx". In December 1997, the Company began the process of divesting itself from this business, completing the process in 1998. For the year ended December 31, 1998, Cobotyx voice processing product revenues approximated $605,000. The Company's loss from the operations of its voice processing products business was approximately $14,000 in 1998.

7.  STOCK OPTIONS

      The Company's 1992 Stock Option Plan ("1992 Plan") permits the granting of options to employees, directors and consultants of the Company, which shall be either incentive stock options ("ISOs") as defined under
Section 422 of the Internal Revenue Code, or non-qualified stock options ("NSOs"). ISOs may be granted at no less than market value at the time of grant, with a maximum term of ten years except, for a 10% or more stockholder, the exercise price shall not be less than 110% of market value, with a maximum term of five years. NSOs may be granted at no less than 50% of market value at the time of granting, with a maximum term of 10 years. The maximum number of shares issuable under the 1992 Plan, which expires in 2002, is 3,500,000.

      The Company's 1986 and 1987 Key Employees and Key Personnel Stock Option Plans have expired, however options previously granted under these plans may continue to be exercised in accordance with the terms of the individual grants. Options currently granted under all plans expire on various dates through 2010. A summary of stock option transactions for each of the three years in the period ended December 31, 2000 is as follows:


                                                                   Weighted
                                                                    Average
                                    Number          Exercise       Exercise
                                    of Shares      Price Range       Price
---------------------------------------------------------------------------

Outstanding at December 31, 1997      907,609     $1.56 - 11.80       $2.14
Granted                               919,570      1.19 -  2.69        1.94
Exercised                              (2,250)             2.00        2.00
Canceled or expired                   (63,500)     1.56 -  2.38        1.95
---------------------------------------------------------------------------
Outstanding at December 31, 1998    1,761,429     $1.19 - 11.80       $2.04
Granted                                92,017      1.12 -  2.56        1.89
Exercised                              (8,000)             2.00        2.00
Canceled or expired                   (53,100)     1.19 -  6.70        2.42
---------------------------------------------------------------------------
Outstanding at December 31, 1999    1,792,346     $1.12 - 11.80       $2.02
Granted                               366,900      1.19 -  2.00        1.42
Canceled or expired                  (208,210)     1.12 -  2.69        1.92
---------------------------------------------------------------------------
Outstanding at December 31, 2000    1,951,036     $1.12 - 11.80       $1.92
===========================================================================
As of December 31, 2000:
  Exercisable                       1,435,536     $1.12 - 11.80       $2.01
  Available for future grant        1,551,156


      The following summarizes information about stock options outstanding and exercisable as of December 31, 2000:


                                    Options Outstanding                           Options Exercisable
                  -------------------------------------------------------    -----------------------------
                                     Weighted Avg.
   Range of          Number            Remaining            Weighted Avg.       Number       Weighted Avg.
Exercise Prices   Outstanding    Contractual Life (Yrs)    Exercise Price    Exercisable    Exercise Price
---------------   -----------    ----------------------    --------------    -----------    --------------

$1.12 -  2.00      1,908,186              7.4                  $1.85          1,395,436          $1.92
$2.01 -  5.00         28,500              4.1                   3.15             25,750           3.21
$5.01 - 11.80         14,350              3.4                   8.55             14,350           8.55
------------------------------------------------------------------------------------------------------
Total              1,951,036              7.4                  $1.92          1,435,536          $2.01
======================================================================================================


      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. Accordingly, compensation cost for stock options is recorded as the excess, if any, of the market price of the Company's common stock at the date of grant over the exercise price of the option. Had compensation cost for the Company's stock option plans been determined in accordance with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income (loss) and basic and diluted net income (loss) per share would have approximated the pro forma amounts shown below for each of the years ended December 31 (in thousands except per share amounts):


                                                2000                     1999                     1998
                                       ---------------------    ---------------------    ---------------------
                                          As                       As                       As
                                       Reported    Pro forma    Reported    Pro forma    Reported    Pro forma
                                       --------    ---------    --------    ---------    --------    ---------

Net income (loss)                       $1,753      $1,380        $ 57       $(262)        $571       $(525)
Basic net income (loss) per share          .54         .42         .02        (.08)         .17        (.16)
Diluted net income (loss) per share        .54         .42         .02        (.08)         .17        (.16)
===========================================================================================================


      The fair value of stock options used to compute pro forma net income
(loss) and net income (loss) per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for 2000, 1999 and 1998; expected volatility of 117% for 2000, 194% for 1999 and124% for 1998; risk-free interest rate of 5.7% for 2000, 5.5% for 1999 and 4.9% for 1998, and an expected option holding period of 5 years for 2000, 1999 and 1998. The weighted average fair value of options granted during 2000, 1999 and 1998 was $1.17, $1.59 and $1.66, respectively.

8.  STOCKHOLDERS' EQUITY

      As of December 31, 2000, the following securities were outstanding:

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

      (d) 89,948 Representative Warrants to purchase 89,948 units at an exercise price of $2.90 per unit. Each unit consists of one share of common stock, one Class A Warrant and one Class B Warrant. The Representative Warrants were issued in 1996 to the Company's underwriter in connection with a secondary offering of securities.

9.  LEASES AND OTHER COMMITMENTS AND CONTINGENCIES

      The Company leases 49,897 square feet of office and warehouse space under non-cancelable leases expiring December 31, 2004. The leases contain two, three-year renewal options. As of December 31, 2000, future minimum annual rental payments were as follows: $250,146 for 2001, $255,945 for 2002, $257,104 for 2003 and $257,104 for 2004. Rent expense, which includes short-term rentals of warehouse space,was $277,624 in 2000, $225,229 in 1999 and $173,796 in 1998.

      Effective January 1, 1998, the Company entered into a ten-year employment agreement with the Chief Executive Officer ("CEO"). The agreement provides for five years of full-time employment (the "Active Period"), and five years of limited employment (the "Limited Period"). The Limited Period commences January 1, 2003. The CEO's contractual minimum annual base salary is $300,000 for 2000 to 2002. During the Limited Period, the CEO will be paid an annual amount equal to one-third of the base salary rate in effect at the commencement of the Limited Period, as consideration for up to fifty days of active service per year. The agreement provides for an annual bonus of up to 50% of base salary during the term of the agreement, and $1,500,000 in life insurance for the benefit of the CEO's named designee. The agreement also provides severance pay for the CEO during the term should the Company terminate the agreement without cause, or in the event of a change in control of the Company, as defined. During the Active Period, severance pay will equal three times (i) the amount of the then-current base pay, plus (ii) the average bonus paid during the three most recent years. During the Limited Period, severance pay will equal three times the total amount that would have been due for the time remaining in the Limited Period. Upon execution of the ageement, the CEO was granted an option to purchase up to 500,000 shares of common stock at the fair market value on the date of grant.

      In October 1998, the Company entered into a license agreement with Lucent, under which the Company was granted a non-exclusive license to use the Classic Lucent(TM) trademark in connection with the refurbishing, marketing and sale of Lucent products sold under the ARS Agreement. In October 2000, the license agreement was transferred to Avaya and, on February 2, 2001 both the ARS and license agreements were extended to December 31, 2003. Under the license agreement, the Company is required to pay Avaya a fee equal to 10% of the sales price, on Classic Avaya products sold by the Company. The Company recorded in cost of revenues approximately $2,097,000, $1,530,000 and $301,000 of fee expense in 2000,
1999 and 1998, respectively.

10.  EMPLOYEE BENEFIT PLANS

      The Company maintains a Supplemental Executive Retirement Plan ("SERP") for the benefit of its CEO. The SERP is a "target" benefit plan, structured to provide the CEO with an annual retirement benefit, payable over 15 years beginning at age 65, in an amount equal to one-third of the CEO's average final three-year salary, however in no event less than $100,000 per year. The SERP is being funded through a Company-owned life insurance policy which has a projected $50,000 annual premium for ten years. The cash surrender value of this policy was $128,078 and $72,665 at December 31, 2000 and 1999, respectively. The Company used the Projected Unit Credit Method and a 7% interest rate in determining these amounts. The following shows the changes in the benefit obligation in each of the two years ended December 31 (in thousands):


                                                    2000    1999
         -------------------------------------------------------

         Benefit obligation at beginning of year    $113    $ 53
         Service cost                                 57      53
         Interest cost                                12       7
         -------------------------------------------------------
         Benefit obligation at end of year          $182    $113
         =======================================================


      The Company provides a split dollar life insurance program for certain of its officers as a means of providing a life insurance benefit and a future retirement benefit. Under this program, the Company may make discretionary contributions of up to 10% of each participant's annual compensation, and such contributions amounted to $71,167 in 2000, $67,660 in 1999 and $46,248 in 1998. The Company recognized expense of $45,849 in 2000, $26,928 in 1999 and $18,603 in 1998. The accumulated value of each participant's account vests with the participant over a ten year period, based on years of service, with each participant 100% vested upon the later of attainment of age 65 or the completion of five years of service with the Company.

11.  INCOME TAXES

      The following table provides a summary of the current and deferred components of the (benefit) provision for federal and state income taxes attributable to earnings before income taxes for the three years ended December 31 ( in thousands):


                                                 2000      1999    1998
         --------------------------------------------------------------

         Federal income tax expense:
           Current                               $  37     $ -      $ 6
           Deferred                               (406)      -        -
         State income tax expense
           Current                                  23      (2)      10
           Deferred                                (49)      -        -
         --------------------------------------------------------------
         (Benefit) provision for income taxes    $(395)    $(2)     $16
         ==============================================================


      Differences between the tax (benefit) expense reflected in the financial statements and the amounts calculated at the federal statutory income tax rate of 34% for the three years ended December 31 are as follows (in thousands):


                                                    2000      1999      1998
         -------------------------------------------------------------------

         Income tax provision at statutory rate    $ 458     $  19     $ 199
         Increase (reduction) in income taxes
          resulting from:
         State and local income taxes, net of
          federal income tax benefit                 (66)       12         9
         Non-deductible life insurance                24        33        20
         Non-deductible meals and entertainment       26        20        20
         Utilization of net operating loss          (690)     (125)     (242)
         Change in valuation allowance              (148)       38        14
         Other                                         1         1        (4)
         -------------------------------------------------------------------
         (Benefit) provision for income taxes      $(395)    $  (2)    $  16
         ===================================================================


      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows (dollars in thousands):


                                                      2000       1999
----------------------------------------------------------------------

Deferred tax assets:
Allowance for doubtful accounts                      $  98     $   212
Inventory capitalization and allowances                380         190
Accrued vacation                                        84          76
Other                                                   73          29
Net operating loss and capital loss carryforwards      275         786
----------------------------------------------------------------------
Total gross deferred tax assets                        910       1,293
Less: Valuation allowance                             (455)     (1,293)
----------------------------------------------------------------------
Net deferred tax assets                              $ 455     $     -
======================================================================


      The Company has federal net operating loss carryforwards of approximately $620,000 which expire in 2017. A full valuation allowance of the entire net deferred tax asset was warranted for 1999 and 1998 due to the Company's history of cumulative operating losses. In 2000, the valuation allowance was reduced to approximately $455,000 as a result of positive earnings in 2000 and partial utilization of the Company's net operating loss carryforwards. Management believes that a partial valuation allowance is still warranted primarily due to the historical volatility of earnings.

12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized quarterly financial data for 2000 and 1999 is as follows (in thousands except earnings (loss) per share):


                                                                        Quarter
-----------------------------------------------------------------------------------------------
2000                                                     First     Second     Third      Fourth
-----------------------------------------------------------------------------------------------

Net Sales                                               $9,449    $11,125    $11,068    $11,144
Gross Profit                                             1,952      2,141      2,921      3,056
Net income                                                  23        179        607        944
Basic and diluted earnings per common share                .01        .05        .19        .29
Weighted average common shares outstanding - Basic       3,276      3,273      3,273      3,273
Weighted average common shares outstanding - Diluted     3,276      3,274      3,274      3,274
===============================================================================================


                                                                        Quarter
-----------------------------------------------------------------------------------------------
1999                                                     First     Second     Third      Fourth
-----------------------------------------------------------------------------------------------

Net Sales                                               $6,328    $7,118     $10,177    $9,248
Gross Profit                                             1,472     1,833       2,401     1,325
Net income (loss)                                          (97)      118         426      (390)
Basic and diluted earnings (loss) per common share        (.03)      .04         .13      (.12)
Weighted average common shares outstanding - Basic       3,593     3,273       3,273     3,272
Weighted average common shares outstanding - Diluted     3,593     3,274       3,273     3,274
===============================================================================================


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Farmstead Telephone Group, Inc.
East Hartford, Connecticut

We have audited the consolidated financial statements of Farmstead Telephone Group, Inc. and subsidiary (the "Company") as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 21, 2001; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Farmstead Telephone Group, Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Hartford, Connecticut
February 21, 2001

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
             (In thousands)


                                                      Column C- Additions
                                                   -------------------------
                                      Column B-         (1)           (2)                      Column E-
                                     Balance at     Charged to    Charged to                   Balance at
                                    beginning of    costs and        other       Column D-       End of
     Column A- Description             period        expenses      accounts     Deductions*      period
     ---------------------          ------------    ----------    ----------    -----------    ----------

Allowance for doubtful accounts:

Year ended December 31, 2000            $266           $ 92                         $114          $244

Year ended December 31, 1999             287             23                           44           266

Year ended December 31, 1998             579             36                          328**         287

Inventory valuation reserves:

Year ended December 31, 2000             128            947                          140           935

Year ended December 31, 1999              57            155                           84           128

Year ended December 31, 1998              45             82                           70            57

--------------------
* Represents write-offs of inventories and uncollectible accounts receivable.
**  Includes a $315 reclassification to net assets held for sale.

INDEX TO EXHIBITS

      The following documents are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included such document.

      3(a)    Certificate of Incorporation [Exhibit 3(a) to the S-18
              Registration Statement of the Company's securities declared effective on April 13, 1987 (File No. 3-9556B)]
      3(b)    Certificate of Amendment of Certificate of Incorporation
              [Exhibit 3(a) to Amendment No. 2 to SB-2 Registration Statement
              dated July 22, 1996 (Registration No. 333-5103)]
      3(c)    Certificate of Amendment of Certificate of Incorporation of
              Farmstead Telephone Group, Inc., dated July 10, 1991 [
              Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 1991]
      3(d)    Amended and Restated By-Laws
      4(a)    Form of Unit Warrant [ Exhibit 4(a) to the S-18 Registration
              Statement of the Company's securities declared effective on April 13, 1987 (File No. 3-9556B)]
      4(b)    Amended Form of Underwriter's Option [ Exhibit 4(b) to the
              S-18 Registration Statement of the Company's securities declared effective on April 13, 1987 (File No. 3-9556B)]
      4(c)    Resolutions adopted by Unanimous Written Consent of the
              Company's Board Of Directors dated as of July 9, 1992 amending terms of Warrants and Underwriter's Options [Exhibit
              4(a) to the Form S-3 Registration Statement of the Company's securities declared effective on October 29, 1992
              (Registration No. 33-50432)]
      4(d)    Amended 1992 Stock Option Plan [Exhibit to the Proxy
              Statement on Schedule 14A filed April 14, 1998 (File No.
              001-12155)]
      4(e)    Form of Underwriter's Warrant Agreement (including Form of
              Underwriter's Warrant) [Exhibit 4.2 to the SB-2 Registration
              Statement dated June 3, 1996 (Registration No. 333-5103)]
      4(f)    Form of Warrant Certificate [Exhibit 4.1 to Amendment No. 2
              to SB-2 Registration Statement dated July 22, 1996
              (Registration No. 333-5103)]
      4(g)    Form of Warrant Agreement [Exhibit 4.3 to Amendment No. 2 to
              SB-2 Registration Statement dated July 22, 1996 (Registration
              No. 333-5103)]
      4(h)    Form of Unit Certificate [Exhibit 4.4 to Amendment No. 2 to
              SB-2 Registration Statement dated July 22, 1996 (Registration
              No. 333-5103)]
      4(i)    Resolutions adopted by the Company's Board of Directors June
              18, 1998, amending terms of Warrants and Underwriter's
              Options [Exhibit 4(I) to the Annual Report on Form 10-KSB for the year ended December 31, 1998]
      10(a)   Amendment to the 1986 Key Employees and Key Personnel Stock
              Option Plan previously filed as Exhibit No. 4(c) in the Form
              S-18 Registration Statement of Farmstead Telephone Group,
              Inc. declared effective on April 3, 1987 [Exhibit 10.5 to the
              Annual Report on Form 10-K for the year ended December 31,
              1988]
      10(b)   Amendment to the 1987 Key Employees and Key Personnel Stock
              Option Plan (previously filed as Exhibit No. 4(d) in the Form
              S-18 Registration Statement of Farmstead Telephone Group,
              Inc. declared effective on April 13, 1987 [Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December
              31, 1988]
      10(c)   Commercial Revolving Loan and Security Agreement dated June
              5, 1995, between Farmstead Telephone Group, Inc. and
              Affiliated Business Credit Corporation [Exhibit 10.2 to the
              Quarterly Report on Form 10-QSB for the quarter ended June
              30, 1995]
      10(d)   Letter agreement dated March 11, 1996, amending the
              Commercial Revolving Loan and Security Agreement dated June
              5, 1995 between Farmstead Telephone Group, Inc. and
              Affiliated Business Credit Corporation [Exhibit 10.1 to the
              Annual Report on Form 10-KSB for the year ended December 31,
              1995]
      10(e)   Form of Underwriter's Consulting Agreement [ Exhibit 10.1 to
              the SB-2 Registration Statement dated June 3, 1996
              (Registration No. 333-5103)]
      10(f)   Letter of Agreement dated June 3, 1996 between Farmstead
              Telephone Group, Inc. and Lucent Technologies, Inc. [Exhibit
              10.2 to Amendment No. 1 to SB-2 Registration Statement dated
              July 22, 1996 (Registration No. 333-5103)]

      10(g) Agreement of Lease By and between Tolland Enterprises and Farmstead Telephone Group, Inc., dated November 5, 1996 [Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996]
      10(h) Letter agreement dated as of May 30, 1997 by and among Farmstead Telephone Group, Inc. (the "Borrower"), Farmstead Asset Management Services, LLC (the "Guarantor") and First Union Bank of Connecticut (successor-in-interest to Affiliated Business Credit Corporation) (the "Lender"), amending the Commercial Revolving Loan and Security Agreement dated June 5, 1995, as amended, between Borrower and Lender [Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997]
      10(i) Third Amended and Restated Revolving Promissory Note, dated June 6, 1997, in the amount of $3,500,000 [Exhibit 10.2 to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997]
      10(j) Agreement for Wholesale Financing, dated June 6, 1997, and related letter agreement dated June 3, 1997 [Exhibit 10.3 to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997]
      10(k) Purchase and Sale Agreement, dated December 1, 1997 by and among Farmstead Telephone Group, Inc., FTG Venture Corporation, FAMS, LLC and Farmstead Asset Management Services, LLC [Exhibit 10.1 to the Annual Report on Form 10-KSB for the year ended December 31, 1997]
      10(l) Letter agreement dated December 1, 1997 by and among Farmstead Telephone Group, Inc., FTG Venture Corporation, FAMS, LLC and Farmstead Asset Management Services, LLC, amending the Purchase and Sale Agreement [Exhibit 10.2 to the Annual report on Form 10-KSB for the year ended December 31, 1997]
      10(m) FAMS, LLC Promissory Note, dated December 1, 1997 in the principal amount of $360,000 [Exhibit 10.3 to the Annual Report on Form 10-KSB for the year ended December 31, 1997]
      10(n) Letter agreement dated as of December 1, 1997 by and among Farmstead Telephone Group, Inc. (the "Borrower"), Farmstead Asset Management Services, LLC (the "Guarantor") and First Union National Bank (successor-in-interest to Affiliated Business Credit Corporation), amending the Commercial Revolving Loan and Security Agreement dated June 5, 1995, and as amended May 30, 1997 [Exhibit 10.4 to the Annual Report on Form 10-KSB for the year ended December 31, 1997]
      10(o) Employment Agreement dated as of January 1, 1998 between Farmstead Telephone Group, Inc. and George J. Taylor, Jr. [Exhibit 10.5 to the Annual Report on Form 10-KSB for the year ended December 31, 1997]
      10(p) Supplemental Executive Retirement Plan, effective as of January 1, 1998 [Exhibit 10.6 to the Annual Report on Form 10-KSB for the year ended December 31, 1997]
      10(q) ARS Dealer Agreement Between Lucent Technologies and Farmstead Telephone Group, Inc. For Business Communications Systems [Exhibit 10(s) to the Annual Report on Form 10-KSB for the year ended December 31, 1998]
      10(r) ARS License Agreement Between Lucent Technologies and Farmstead Telephone Group, Inc. For Authorized Remarketing Supplier Program [Exhibit 10(t) to the Annual Report on Form 10-KSB for the year ended December 31, 1998]
      10(s) Letter agreement dated as of August 24, 1998 between Farmstead Telephone Group, Inc. and First Union National Bank, amending the Commercial Revolving Loan and Security Agreement dated June 5, 1995, as amended [Exhibit 10(u) to the Annual Report on Form 10-KSB for the year ended December 31, 1998]
      10(t) Letter agreement dated as of September 29, 1998 between Farmstead Telephone Group, Inc. and First Union National Bank, amending the Commercial Revolving Loan and Security Agreement dated June 5, 1995, as amended [Exhibit 10(v) to the Annual Report on Form 10-KSB for the year ended December 31, 1998]
      10(u) Letter agreement dated as of October 15, 1998 between Farmstead Telephone Group, Inc. and First Union National Bank, amending the Commercial Revolving Loan and Security Agreement dated June 5, 1995, as amended [Exhibit 10(w) to the Annual Report on Form 10-KSB for the year ended December 31, 1998]
      10(v) Letter agreement dated as of January 1, 1999 between Farmstead Telephone Group, Inc. and First Union National Bank, amending the Commercial Revolving Loan and Security Agreement dated June 5, 1995, as amended [Exhibit 10(x) to the Annual Report on Form 10-KSB for the year ended December 31, 1998]

      10(w) Finova Capital Corporation letter agreement dated October 5, 1998 [Exhibit 10(y) to the Annual Report on Form 10-KSB for the year ended December 31, 1998]
      10(x) Finova Capital Corporation letter agreement dated February 4, 1999 [Exhibit 10(z) to the Annual Report on Form 10-KSB for the year ended December 31, 1998]
      10(y) Finova Capital Corporation letter agreement dated March 24, 1999 [Exhibit 10(aa) to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999]
      10(z) Business Financing Agreement, dated June 14, 1999, between Deutsche Financial Services Corporation and Farmstead Telephone Group, Inc. [Exhibit 10(bb) to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999]
      10(aa) Rider #1 to Lease Dated November 5, 1996 By and Between Tolland Enterprises ("Landlord") and Farmstead Telephone Group, Inc. ("Tenant"), attached as of May 27, 1999
      10(bb) First Amendment of Lease, dated June 30, 1999, By and Between Tolland Enterprises ("Landlord") and Farmstead Telephone Group, Inc. ("Tenant")
      10(cc) Loan Agreement, dated September 27, 2000 between First Union National Bank and Farmstead Telephone Group, Inc. [Exhibit 10(ee) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000]
      10(dd) Promissory Note, dated September 27, 2000 between First Union National Bank and Farmstead Telephone Group, Inc. [Exhibit 10(ff) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000]
      10(ee) Employment Agreement dated as of January 1, 2000 between Farmstead Telephone Group, Inc. and Robert G. LaVigne
      10(ff) Amendment to Lucent ARS License Agreement Between Lucent Technologies Inc. and Farmstead Telephone Group, Inc., dated February 2, 2001.
      10(gg) Amendment to Lucent ARS Dealer Agreement Between Lucent Technologies Inc. and Farmstead Telephone Group, Inc., dated February 2, 2001.

      21 Subsidiaries [Exhibit 21 to the Annual Report on Form 10-KSB for the year ended December 31, 1999]

      23      Consent of Deloitte & Touche LLP