Form 10-Q
period 2001-03-31
FARMSTEAD TELEPHONE GROUP INC
filed 2001-05-11
CIK 804331

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-Q

(Mark One)
[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.

                For the quarterly period ended March 31, 2001
                                     or
[ ]   Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.

                       Commission File Number: 0-15938

                       Farmstead Telephone Group, Inc.
           ------------------------------------------------------
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

                               (860) 610-6000
                       -------------------------------
                       (Registrant's telephone number)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes [X ]  No [
]

      As of April 28, 2001, the registrant had 3,272,579 shares of its $0.001 par value Common Stock outstanding.


                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       FARMSTEAD TELEPHONE GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS


                                                                      March 31,    December 31,
(In thousands)                                                           2001          2000
-----------------------------------------------------------------------------------------------
                                                                     (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                            $   694       $   374
  Accounts receivable, less allowance for doubtful accounts              4,937         6,527
  Inventories                                                            8,550         7,181
  Deferred income taxes                                                    107           107
  Other current assets                                                     175            90
--------------------------------------------------------------------------------------------
Total Current Assets                                                    14,463        14,279
--------------------------------------------------------------------------------------------
Property and equipment, net                                                584           632
Non-current deferred income taxes                                          348           348
Other assets                                                               278           235
--------------------------------------------------------------------------------------------
Total Assets                                                           $15,673       $15,494
============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $ 3,613       $ 3,789
  Debt maturing within one year (Note 2)                                   102           102
  Accrued expenses and other current liabilities (Note 3)                  644         1,493
--------------------------------------------------------------------------------------------
Total Current Liabilities                                                4,359         5,384
--------------------------------------------------------------------------------------------
Long-term debt (Note 2)                                                  2,630         1,726
Other liabilities                                                          201           182
--------------------------------------------------------------------------------------------
Total Liabilities                                                        7,190         7,292
--------------------------------------------------------------------------------------------

Minority Interest in Subsidiary (Note 4)                                   117             -

Stockholders' Equity:
  Preferred stock, $0.001 par value; 2,000,000 shares authorized;
   no shares issued and outstanding                                          -             -
  Common stock, $0.001 par value; 30,000,000 shares authorized;
   3,272,579 shares issued and outstanding at March 31, 2001
   and December 31, 2000, respectively                                       3             3
  Additional paid-in capital                                            12,258        12,248
  Accumulated deficit                                                   (3,895)       (4,049)
--------------------------------------------------------------------------------------------
Total Stockholders' Equity                                               8,366         8,202
--------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                             $15,673       $15,494
============================================================================================

        See accompanying notes to consolidated financial statements.


                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                 Three Months Ended March 31, 2001 and 2000


(In thousands, except per share amounts)                    2001      2000
---------------------------------------------------------------------------

Revenues                                                   $9,294    $9,449
Cost of revenues                                            6,869     7,497
---------------------------------------------------------------------------
Gross profit                                                2,425     1,952
Selling, general and administrative expenses                2,131     1,822
---------------------------------------------------------------------------
Operating income                                              294       130
Interest expense                                              (41)     (115)
Other income                                                   11        10
---------------------------------------------------------------------------
Income before income taxes and minority interest
 in income of subsidiary                                      264        25
Provision for income taxes                                     18         2
---------------------------------------------------------------------------
Income before minority interest in income of subsidiary       246        23
Minority interest in income of subsidiary                      92         -
---------------------------------------------------------------------------
Net income                                                 $  154    $   23
===========================================================================
Basic and diluted net income per common share              $  .05    $  .01
Weighted average common shares outstanding:
  Basic                                                     3,273     3,273
  Diluted                                                   3,357     3,276
===========================================================================

        See accompanying notes to consolidated financial statements.


                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                 Three Months Ended March 31, 2001 and 2000


(In thousands)                                               2001        2000
------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                                               $   154     $    23
  Adjustments to reconcile net income to net cash flows
   (used in) provided by operating activities:
    Depreciation and amortization                               62          88
    Minority interest in income of subsidiary                   92           -
    Value of compensatory stock options issued                  10           -
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                        1,590         407
      (Increase) decrease in inventories                    (1,369)        817
      Increase in other assets                                (128)       (138)
      (Decrease) increase in accounts payable                 (176)        503
      (Decrease) increase in accrued expenses
       and other current liabilities                          (849)        996
      Increase in other liabilities                             19          18
------------------------------------------------------------------------------
    Net cash (used in) provided by operating activities       (595)      2,714
------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property and equipment                          (14)        (18)
------------------------------------------------------------------------------
    Net cash used in investing activities                      (14)        (18)
------------------------------------------------------------------------------
Cash flows from financing activities:
  Repayments of inventory finance borrowings                     -      (1,159)
  Borrowings (repayments) under revolving credit line          930      (1,472)
  Repayments of capital lease obligation                       (26)        (32)
  Capital contribution from minority interest partner           25           -
------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities        929      (2,663)
------------------------------------------------------------------------------
Net increase in cash and cash equivalents                      320          33
Cash and cash equivalents at beginning of period               374         446
------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $   694     $   479
==============================================================================

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                               $    41     $   115
    Income taxes                                                77           5

        See accompanying notes to consolidated financial statements.


                       FARMSTEAD TELEPHONE GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note 1. Basis of Presentation

The interim financial statements are presented on a consolidated basis, consisting of the accounts of Farmstead Telephone Group, Inc., its wholly owned subsidiary, FTG Venture Corporation (inactive) and InfiNet Systems, LLC, a subsidiary in which the company has a 50.1% ownership interest (the "Company"). See Note 4 for further information on InfiNet. The interim financial statements presented herein are unaudited, however in the opinion of management these statements reflect all adjustments, consisting of adjustments that are of a normal recurring nature, which are necessary for a fair statement of results for the interim periods presented. This Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2. Debt Obligations

      Long-term Debt
      --------------

      Long-term debt obligations consisted of the following (in thousands):


                                              March 31,    December 31,
                                                 2001          2000
           ------------------------------------------------------------

           Revolving credit agreement          $2,619         $1,689
           Obligation under capital lease         113            139
           ---------------------------------------------------------
                                                2,732          1,828
           Less current portion                  (102)          (102)
           ---------------------------------------------------------
           Long-term debt                      $2,630         $1,726
           =========================================================

      As of March 31, 2001, the unused portion of the revolving credit facility was approximately $5,381,000, of which approximately $1,728,000 was available under various borrowing formulas. The average and highest amounts borrowed during the three months ended March 31, 2001 were approximately $1.9 million and $2.6 million, respectively. The Company was in compliance with its loan covenants as of March 31, 2001.

Note 3. Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consisted of the following (in thousands):


                                                             March 31,    December 31,
                                                                2001          2000
           ---------------------------------------------------------------------------

           Salaries, commissions and benefits                  $433          $1,137
           License fees payable to Avaya                         92             210
           Other                                                119             146
           ------------------------------------------------------------------------
           Accrued expenses and other current liabilities      $644          $1,493
           ========================================================================

Note 4. Formation of Subsidiary

      Effective February 1, 2001, the Company entered into a joint venture agreement with TriNet Business Trust ("TriNet"), forming a limited liability corporation operating under the name of InfiNet Systems, LLC ("InfiNet"). Under the agreement, the Company has a 50.1% ownership interest, and TriNet has a 49.9% ownership interest. Incorporated under the laws of the State of Delaware, and with operations currently based in East Hartford, CT, InfiNet was organized for the purpose of selling new Avaya telecommunications systems primarily to customers within the State of Connecticut and various counties in the State of New York. InfiNet was initially funded by an aggregate capital contribution of $50,000. InfiNet recorded revenues of $949,000 and net income of $183,000 from its inception to March 31, 2001. InfiNet's total assets at March 31, 2001 were $1,074,000.

      Since the Company owns greater than a 50% interest in, and exercises significant control over, InfiNet, the financial statements of InfiNet have been consolidated herein. All intercompany balances and transactions have been eliminated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Income

      Net income for the three months ended March 31, 2001 was $154,000, compared with $23,000 for the three months ended March 31, 2000. Net income for the current year period includes $92,000 representing the Company's 50.1% interest in the net income of InfiNet, which was organized in February 2001. In its first months of operations, InfiNet recorded net income of $183,000 on revenues of $949,000. See the notes to consolidated financial statements contained elsewhere herein, for further information on InfiNet.

Revenues

      Revenues for the three months ended March 31, 2001 were $9,294,000, a decrease of $155,000 or 1.6% from the three months ended March 31, 2000. End-user equipment sales revenues in the current year amounted to $7,540,000, a decrease of $32,000 or .4% from the comparable 2000 period. Equipment sales to other resellers in the current year amounted to $1,090,000, a decrease of $16,000 or 1.4% from the comparable 2000 period, while service revenues amounted to $664,000, a decrease of $107,000 or 13.9% from the comparable 2000 period. Revenues for the three months ended March 31, 2001 included $949,000 of end-user system sales and installation revenues generated by InfiNet. Excluding revenues generated by InfiNet, revenues were 11.7% below the comparable period of 2000. The Company believes this is primarily a reflection of current economic conditions and the resulting slowdown in capital spending for technology products, and to some extent the result of a reduction in the Company's sales force due to turnover.

Gross Profit

      Total cost of revenues for the three months ended March 31, 2001 were $6,869,000, a decrease of $628,000 or 8.4% from the three months ended March 31, 2000. The gross profit for the three months ended March 31, 2001 was $2,425,000, an increase of $473,000 or 24.2% over the comparable 2000 period. As a percentage of revenue, the gross profit margin increased to 26.1% in the current year period, from 20.7% for the prior year period. The improvement in the gross profit margin was attributable to several factors including a shift in product mix (higher percentage of the more profitable used equipment vs. new equipment); lower labor and overhead costs as a percent of revenues; an improvement in product pricing; and the discontinuance of an unprofitable equipment repair contract in the prior year.

Selling, General and Administrative ("SG&A") Expenses

      SG&A expenses for the three months ended March 31, 2001 were $2,131,000, an increase of $309,000 or 17.0% over the three months ended March 31, 2000. As a percentage of revenues, SG&A expenses were 22.9% and 19.3%, respectively, for the three months ended March 31, 2001 and 2000. The increase in SG&A expenses in the current year period was primarily attributable to higher compensation levels, expenses incurred in locating and hiring new personnel, increased business and employee insurance costs, and higher bank charges from increased credit card sales volume, offset by lower fixed asset depreciation expense. The Company also incurred higher than normal legal fees during the current year period, principally in connection with amending the Company's By-laws and Certificate of Incorporation, establishing a proposed employee stock purchase plan for approval at the June 14, 2001 annual stockholders meeting, and in various other corporate governance matters. Also included in the increase in SG&A expenses for the current year period, are $35,000 of salary, commission and other overhead expenses incurred by InfiNet.

Interest Expense, Other Income and Minority Interest

      Interest expense for the three months ended March 31, 2001 was $41,000, as compared to $115,000 for the three months ended March 31, 2000. The decrease in interest expense in the current year period was attributable to both lower average bank borrowings, and lower borrowing costs. During the current year period, average borrowings approximated $1,900,000 at an average borrowing rate of 8%, compared with average borrowings approximating $4,500,000 at an average borrowing rate of 9.5% for the same period of 2000.

      Other income for the three months ended March 31, 2001 and 2000 consisted primarily of interest earned on invested cash.

      Minority interest of $92,000 for the three months ended March 31, 2001 represents the 49.9% share of the net income of InfiNet accruing to its minority partner.

Liquidity and Capital Resources

      Working capital was $10,104,000 at March 31, 2001, an increase of $1,209,000 or 13.6% from $8,895,000 at December 31, 2000. The working capital ratio was 3.3 to 1 at March 31, 2001, compared with 2.7 to 1 at December 31, 2000.

      Operating activities used $595,000 during the three months ended March 31, 2001, principally as a result of an increase in inventory and a reduction in accrued expenses, partially offset by a decrease in accounts receivable. Investing activities used $14,000 in the purchase of property and equipment.

      Financing activities provided $929,000, principally from an increase in bank borrowings. The Company's loan agreement with its bank contains certain financial covenants, and the Company was in compliance with these covenants at March 31, 2001. As of March 31, 2001, the unused portion of the credit facility was approximately $5,381,000 of which approximately $1,728,000 was available under various borrowing formulas. The average and highest amounts borrowed during the three months ended March 31, 2001 were approximately $1.9 million and $2.6 million, respectively. Financing activities also included a $25,000 capital contribution to InfiNet from its minority partner.

      The Company is currently dependent upon its existing credit agreements and accounts receivable collection experience to provide cash to satisfy its working capital requirements. Material changes in its credit agreements, or a slowdown in the collection of accounts receivable, could negatively impact the Company. No assurances can be given that the Company will have sufficient cash resources to finance future growth, and it may become necessary to seek additional financing for such purpose. There are currently no material commitments for capital expenditures.

Safe Harbor Forward-Looking Statements

      The Company's prospects are subject to certain uncertainties and risks. The discussions set forth in this Form 10-Q report contain certain statements, based on current expectations, estimates, forecasts and projections about the industry in which the Company operates and management's beliefs and assumptions, which are not historical facts and are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("the Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "will be," "will continue," "will likely result," "anticipates," "seeks to," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar words, expressions or phrases of similar meaning. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of certain risks, uncertainties and assumptions which are difficult to predict. The risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission ("SEC") including Forms 8-K, 10-Q, and 10-K, and include, among other factors, general economic conditions and growth in the telecommunications industry, competitive factors and pricing pressures, changes in product mix, product demand, risk of dependence on third party suppliers, the ability of the Company to sustain, manage or forecast its growth and inventories, performance and reliability of products, customer service, adverse publicity, business disruptions; increased costs of freight and transportation to meet delivery deadlines, changes in business strategy or development plans, turnover of key employees, and other risk factors detailed in this report, described from time to time in the Company's other SEC filings, or discussed in the Company's press releases. In addition, other written or oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise are forward-looking statements within the meaning of the Act. All forward-looking statements included in this document are based upon information available to the Company on the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

      The Company is also exposed to market risk from changes in the interest rate related to its revolving credit facility, which is based upon a 30-day average LIBOR rate. Assuming an average borrowing level of $1.9 million (which amount represented the average amount borrowed under the revolving credit facility during the three months ended March 31, 2001), each 1 percentage point increase in the bank's lending rate would result in $19,000 of additional annual interest charges. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.


                         PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

      On February 28, 2001, the Board of Directors of the Company amended and restated the By-laws of the Company in order to, among other things, (i) adopt an advanced notice provision for nominations or other business to be properly brought before an annual meeting by Stockholders; (ii) eliminate the right of Stockholders to call special meetings; (iii) provide that a quorum is a majority of shares entitled to vote, present, in person, or represented by a proxy; (iv) amend the section pertaining to indemnification of officers, directors, and employees; (v) require a super majority vote of Stockholders to further amend the Amended and Restated By-laws, in certain instances. A copy of the Amended and Restated By-laws of the Company was filed as Exhibit 3(d) to the Annual Report on Form 10-K for the period ending December 31, 2000.

Item 6. Exhibits and Reports on Form 8-K:

      (a) Exhibits: None.

      (b) Reports on Form 8-K: None.


                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FARMSTEAD TELEPHONE GROUP, INC.


Dated: May 11, 2001                    /s/ George J. Taylor, Jr.
                                       ------------------------------------
                                       George J. Taylor, Jr.
                                       Chief Executive Officer, President

Dated: May 11, 2001                    /s/ Robert G. LaVigne
                                       ------------------------------------
                                       Robert G. LaVigne
                                       Executive Vice President,
                                       Chief Financial Officer