Form 10-Q
period 2001-06-30
FARMSTEAD TELEPHONE GROUP INC
filed 2001-08-13
CIK 804331

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the quarterly period ended June  30, 2001

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                      Commission File Number:  0-15938

                       Farmstead Telephone Group, Inc.
                       -------------------------------
           (Exact name of registrant as specified in its charter)

                Delaware                                    06-1205743
     (State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                    Identification No.)

        22 Prestige Park Circle
        East Hartford, CT                                      06108
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

      As of August 10, 2001, the registrant had 3,272,579 shares of its $0.001 par value Common Stock outstanding.

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       FARMSTEAD TELEPHONE GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                   June 30,    December 31,
(In thousands)                                       2001          2000
---------------------------------------------------------------------------
                                                 (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                        $   893       $   374
  Accounts receivable, less allowance for
   doubtful accounts                                 4,076         6,527
  Inventories                                        6,959         7,181
  Deferred taxes and other current assets              224           197
------------------------------------------------------------------------
Total Current Assets                                12,152        14,279
------------------------------------------------------------------------
Property and equipment, net                            591           632
Deferred taxes and other non-current assets            589           583
------------------------------------------------------------------------
Total Assets                                       $13,332       $15,494
========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $ 3,092       $ 3,789
  Debt maturing within one year (Note 2)                88           102
  Accrued expenses and other current
   liabilities (Note 3)                                757         1,493
------------------------------------------------------------------------
Total Current Liabilities                            3,937         5,384
------------------------------------------------------------------------
Long-term debt (Note 2)                              1,700         1,726
Other liabilities                                      221           182
------------------------------------------------------------------------
Total Liabilities                                    5,858         7,292
------------------------------------------------------------------------

Minority Interest in Subsidiary (Note 4)               226             -

Stockholders' Equity (Note 5):
  Preferred stock, $0.001 par value; 2,000,000
   shares authorized; no shares issued and
   outstanding                                           -             -
  Common stock, $0.001 par value; 30,000,000
   shares authorized; 3,272,579 shares issued
   and outstanding at June 30, 2001
   and December 31, 2000                                 3             3
  Additional paid-in capital                        12,273        12,248
  Accumulated deficit                               (5,028)       (4,049)
------------------------------------------------------------------------
Total Stockholders' Equity                           7,248         8,202
------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity         $13,332       $15,494
========================================================================

See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                                 For the Three             For  the Six
                                                                 Months Ended              Months Ended
                                                                   June 30,                  June 30,
                                                             --------------------      --------------------
(In thousands, except income (loss) per share amounts)         2001         2000         2001         2000
-----------------------------------------------------------------------------------------------------------

Revenues                                                     $ 8,016      $11,125      $17,310      $20,574
Cost of revenues                                               6,685        8,984       13,554       16,481
-----------------------------------------------------------------------------------------------------------
Gross profit                                                   1,331        2,141        3,756        4,093
Selling, general and administrative expenses                   2,320        1,884        4,451        3,706
-----------------------------------------------------------------------------------------------------------
Operating income (loss)                                         (989)         257         (695)         387
Interest expense                                                 (42)         (84)         (83)        (199)
Other income                                                      11           11           22           21
-----------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and minority
 interest in income of subsidiary                             (1,020)         184         (756)         209
Provision for income taxes                                         4            5           22            7
-----------------------------------------------------------------------------------------------------------
Income (loss) before minority interest in income of
 subsidiary                                                   (1,024)         179         (778)         202
Minority interest in income of subsidiary                        109            -          201            -
-----------------------------------------------------------------------------------------------------------
Net income (loss)                                            $(1,133)     $   179      $  (979)     $   202
===========================================================================================================

Basic and diluted net income (loss) per common share:        $  (.35)     $   .05      $  (.30)     $   .06

Weighted average common shares outstanding:
  Basic                                                        3,273        3,273        3,273        3,273
  Diluted                                                      3,302        3,274        3,332        3,275

See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                   Six Months Ended June 30, 2001 and 2000

(In thousands)                                                       2001          2000
----------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income (loss)                                                $  (979)      $   202
  Adjustments to reconcile net income to net cash flows
   provided by operating activities:
    Depreciation and amortization                                      130           167
    Minority interest in income of subsidiary                          201             -
    Value of compensatory stock options issued                          25            16
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                                2,451           400
      Decrease in inventories                                          222           405
      Increase in other assets                                         (33)          (84)
      (Decrease) increase in accounts payable                         (697)        1,421
      (Decrease) increase in accrued expenses
       and other current liabilities                                  (736)          135
      Increase in other liabilities                                     39            29
----------------------------------------------------------------------------------------
        Net cash  provided by operating activities                     623         2,691
----------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property and equipment                                  (89)         (106)
----------------------------------------------------------------------------------------
        Net cash used in investing activities                          (89)         (106)
----------------------------------------------------------------------------------------
Cash flows from financing activities:
  Repayments of inventory finance borrowings                             -        (1,175)
  Borrowings (repayments) under revolving credit line                   11        (1,404)
  Repayments of capital lease obligation                               (51)          (55)
  Capital contribution from minority interest partner                   25             -
----------------------------------------------------------------------------------------
        Net cash used in financing activities                          (15)       (2,634)
----------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                              519           (49)
Cash and cash equivalents at beginning of period                       374           446
----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                         $   893       $   397
========================================================================================

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                       $    84       $   199
    Income taxes                                                        82             5

See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note 1.  Basis of Presentation

      The interim financial statements are presented on a consolidated basis, consisting of the accounts of Farmstead Telephone Group, Inc. ("Farmstead"), FTG Venture Corporation (inactive), a wholly owned subsidiary, and InfiNet Systems, LLC, a 50.1% owned subsidiary (collectively the "Company"). See Note 4 for further information on InfiNet. The interim financial statements presented herein are unaudited, however in the opinion of management these statements reflect all adjustments, consisting of adjustments that are of a normal recurring nature, which are necessary for a fair statement of results for the interim
periods presented.   This Form 10-Q should be read in conjunction with the
consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2.  Debt Obligations

      Long-term Debt

      Long-term debt obligations consisted of the following (in thousands):

                                        June 30,    December 31,
                                          2001         2000
----------------------------------------------------------------

Revolving credit agreement               $1,700       $1,689
Obligation under capital lease               88          139
------------------------------------------------------------
                                          1,788        1,828
Less current portion                        (88)        (102)
------------------------------------------------------------
Long-term debt                           $1,700       $1,726
============================================================

      As of June 30, 2001, the unused portion of the revolving credit facility was approximately $6,300,000, of which approximately $1,897,000
was available under various borrowing formulas.   The average and highest
amounts borrowed during the three months ended June 30, 2001 were approximately $2.3 million and $2.9 million, respectively. The average and highest amounts borrowed during the six months ended June 30, 2001 were approximately $2.1 million and $2.9 million, respectively. The Company was in compliance with its loan covenants as of June 30, 2001.

Note 3.  Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consisted of the following (in thousands):

                                                  June 30,    December 31,
                                                    2001         2000
--------------------------------------------------------------------------

Salaries, commissions and benefits                  $497        $1,137
License fees payable to Avaya                        119           210
Other                                                141           146
----------------------------------------------------------------------
Accrued expenses and other current liabilities      $757        $1,493
======================================================================

Note 4.  Formation of Subsidiary

      Effective February 1, 2001, the Company entered into a joint venture agreement with TriNet Business Trust ("TriNet"), forming a limited liability corporation operating under the name of InfiNet Systems, LLC ("InfiNet"). Under the agreement, the Company has a 50.1% ownership interest, and TriNet has a 49.9% ownership interest. Incorporated under the laws of the State of Delaware, and with operations currently based in East Hartford, CT, InfiNet was organized for the purpose of selling new Avaya telecommunications systems primarily to customers within the State of Connecticut and various counties in the State of New York. InfiNet was initially funded by an aggregate capital contribution of $50,000. InfiNet recorded revenues of $2,277,000 and net income of $403,000 from its inception to June 30, 2001. InfiNet's total assets at June 30, 2001 were $1,245,000.

      Since the Company owns greater than a 50% interest in, and exercises significant control over, InfiNet, the financial statements of InfiNet have been consolidated herein. All intercompany balances and transactions have been eliminated.

Note 5.  Stockholders' Equity

      On July 18, 2001, the Company extended the expiration date of its Class A and Class B Redeemable Common Stock Purchase Warrants (the "Warrants") from August 12, 2001 to June 30, 2002. There are currently 1,137,923 of each class of Warrants outstanding, currently entitling the holders to acquire one share of Common Stock at an exercise price of $2.00 per share. The Company also extended the expiration date of its 89,948 outstanding Representative Warrants from September 16, 2001 to June 30, 2002. The Representative Warrants entitle the holder to purchase 89,948 units at an exercise price of $2.90 per unit. Each unit consists of one share of common stock, one Class A Warrant and one Class B Warrant. The Representative Warrants were issued in 1996 to the Company's underwriter in connection with a secondary offering of securities.


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

Net Income (Loss)

      The net loss for the three months ended June 30, 2001 was $1,133,000, compared to $179,000 net income over the comparable 2000 period. The net loss included a $325,000 charge to increase inventory valuation reserves, $104,000 in employee termination costs, and $110,000 net income attributable to the Company's 50.1 % ownership interest in the net income of InfiNet. The net loss for the six months ended June 30, 2001 was $979,000, compared with $202,000 net income for the six months ended June 30, 2000. The net loss for the six months ended June 30, 2001 included a $325,000 charge to increase inventory valuation reserves, $104,000 in employee termination costs, and $202,000 net income attributable to the Company's 50.1 % ownership interest in the net income of InfiNet.

      For the three months ended June 30, 2001, InfiNet recorded net income of $220,000 on revenues of $1,327,000. From its February 2001 inception to June 30, 2001, InfiNet recorded net income of $403,000 on revenues of $2,277,000. See the notes to consolidated financial statements contained elsewhere herein, for further information on InfiNet.

Revenues

                                        Three months               Six Months
                                       ended June 30,            Ended June 30,
                                    -------------------      --------------------
(In thousands)                       2001         2000         2001         2000
---------------------------------------------------------------------------------

End-user parts and systems sales    $6,341      $ 9,349      $13,888      $17,034
Sales to resellers                   1,175        1,089        2,264        2,097
Services                               500          687        1,158        1,443
---------------------------------------------------------------------------------
Consolidated revenues               $8,016      $11,125      $17,310      $20,574
=================================================================================

      Revenues for the three months ended June 30, 2001 were $8,016,000, a decrease of $3,109,000, or 28% from the comparable 2000 period. End-user parts and system sales revenues in the current three-month period amounted to $6,341,000, a decrease of $3,008,000 or 32% from the comparable 2000 period. Equipment sales to other resellers in the current three-month period amounted to $1,175,000, an increase of $86,000 or 8% from the comparable 2000 period, while service revenues amounted to $500,000, a decrease of $187,000 or 27% from the comparable 2000 period. Revenues for the six months ended June 30, 2001 were $17,310,000, a decrease of $3,264,000, or 16% over the comparable 2000 period. End-user parts and system sales revenues in the current six-month period amounted to $13,888,000, a decrease of $3,146,000 or 18% from the comparable 2000 period. Equipment sales to other resellers in the current six-month period amounted to $2,264,000, an increase of $167,000 or 8% from the comparable 2000 period, while service revenues amounted to $1,158,000, a decrease of $285,000 or 20% from the comparable 2000 period.

      The Company believes that the reduction in revenues in the year 2001 is primarily attributable to current economic conditions and the slowdown in capital spending for technology products, and to some extent the result of a reduction in the Company's sales force due to turnover. Incremental sales of systems generated by InfiNet has helped offset the slowdown in parts sales. The Company expects that its future sales revenues will improve as capital spending for technology products improve, although no assurances can be given.

Cost of Revenues and Gross Profit

      Total cost of revenues for the three months ended June 30, 2001 were $6,685,000, a decrease of $2,299,000 or 26% over the comparable 2000 period. The gross profit for the three months ended June 30, 2001 was $1,331,000, a decrease of $810,000 or 38% from the comparable 2000 period As a percentage of revenue, the consolidated gross profit margin decreased for the three months ended June 30, 2001 to 17% from 19% recorded in the comparable 2000 period. Consolidated gross profit in the current year consisted of a 15% profit margin generated by Farmstead (as compared with 19% recorded in the comparable 2000 period), and a 25% profit margin generated by InfiNet. Excluding InfiNet, Farmstead's gross profit margin was lower than the prior year due to (i) a $325,000 charge to increase Farmstead's inventory obsolescence reserves to account for reduced demand for certain telecommunications product lines, (ii) a special sales promotional program to sell-off certain overstocked parts at reduced prices, and (iii) lower margins from service revenues.

      Total cost of revenues for the six months ended June 30, 2001 were $13,554,000, a decrease of $2,927,000 or 18% from the six months ended June 30, 2000. The gross profit for the six months ended June 30, 2001 was $3,756,000, a decrease of $337,000 or 8% from the six months ended June 30, 2000. As a percentage of revenue, the consolidated gross profit margin for the six months ended June 30, 2001 increased to 22% from 20% recorded in the comparable 2000 period. Consolidated gross profit in the current year consisted of a 21% profit margin generated by Farmstead (as compared with 20% recorded in the comparable 2000 period), and a 24% profit margin generated by InfiNet. Excluding InfiNet, Farmstead's gross profit margin was slightly higher than the prior year due to several factors including a shift in product mix (a higher percentage of end user parts sales were of the more profitable used equipment vs. new equipment); lower labor and overhead costs as a percent of revenues and the discontinuance of an unprofitable equipment repair contract in the prior year.

Selling, General and Administrative ("SG&A") Expenses

      SG&A expenses for the three months ended June 30, 2001 were $2,320,000, an increase of $436,000 or 23% over the comparable 2000 period. SG&A expenses for the six months ended June 30, 2001 were $4,451,000, an increase of $745,000 or 20% over the six months ended June 31, 2000. As a percentage of revenues, SG&A expenses for the three months ended June 30, 2001 and 2000 were 29% and 17%, respectively. As a percentage of revenues, SG&A expenses for the six months ended June 30, 2001 and 2000 were 26% and 18%, respectively.

      The increase in SG&A expenses in the current year periods was primarily attributable to (i) the start-up of InfiNet, which incurred $114,000 and $149,000 of SG&A expenses during the three and six month periods ended June 30, 2001, respectively; (ii) higher compensation costs, including expenses incurred in locating, hiring and training new personnel, and $104,000 of employee termination expenses in connection with the departure of the Chief Operating Officer and a reduction in workforce;
(iii) increased bad debt write-offs; (iv) higher legal fees from the use of outside counsel in day-to-day business and contract negotiation matters, as well as one-time legal fees incurred during the current six month period, principally in connection with amending the Company's By-laws and Certificate of Incorporation, establishing an employee stock purchase plan which was approved by stockholders at the June 14, 2001 annual meeting, and in various other corporate governance matters; (v) higher net product marketing expenses, attributable to reduced Avaya marketing cost reimbursements under an Avaya-sponsored co-op marketing program; (vi) increased sales travel and entertainment expenses; and (vii) higher insurance premiums.

      In July, 2001the Company effected a second reduction in its workforce, reducing the number of employees by approximately 15%. The Company is also reviewing its SG&A expenses in an effort to take whatever cost-cutting measures it deems appropriate in light of current sales levels.

Interest Expense, Other Income and Minority Interest

      Interest expense for the three months ended June 30, 2001 was $42,000, as compared to $84,000 for the comparable 2000 period. Interest expense for the six months ended June 30, 2001 was $83,000 as compared to
$199,000 for the six months ended June 30, 2000.   The decrease in interest
expense in both current year periods was attributable to both lower average bank borrowings, and lower borrowing costs. During the six months ended June 30, 2001, average bank borrowings approximated $2.1 million at an average borrowing rate of 7.5%, compared with average bank borrowings of $3.8 million at an average borrowing rate of 9.9% for the same six-month period of 2000.

      Other income for the three months and six months ended June 30, 2001 and 2000 consisted primarily of interest earned on invested cash.

      Minority interest of $109,000 and $201,000 for the three and six months ended June 30, 2001 represents the 49.9% share of the net income of InfiNet accruing to its minority partner.

Liquidity and Capital Resources

      Working capital was $8,215,000 at June 30, 2001, a decrease of
$680,000 or 7.6% from $8,895,000 at December 31, 2000.   The working
capital ratio was 3.1 to 1 at June 30, 2001, compared with 2.7 to 1 at December 31, 2000.

      Operating activities provided $623,000 during the six months ended June 30, 2001, principally as a result of a decrease in accounts receivable, partially offset by a decrease in accounts payable, accrued expenses and other current liabilities. Investing activities used $89,000 in the purchase of property and equipment.

      Financing activities used $15,000, principally from repayments of the capital lease obligation. The Company's loan agreement with its bank contains certain financial covenants, and the Company was in compliance with these covenants at June 30, 2001. As of June 30, 2001, the unused portion of the revolving credit facility was approximately $6,300,000, of which approximately $1,897,000 was available under various borrowing
formulas.   The average and highest amounts borrowed during the three
months ended June 30, 2001 were approximately $2.3 million and $2.9 million, respectively. The average and highest amounts borrowed during the six months ended June 30, 2001 were approximately $2.1 million and $2.9 million, respectively.

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

      The Company is also exposed to market risk from changes in the interest rate related to its revolving credit facility, which is based upon a 30-day average LIBOR rate. Assuming an average borrowing level of $2.3 million (which amount represented the average amount borrowed under the revolving credit facility during the three months ended June 30, 2001), each 1 percentage point increase in the bank's lending rate would result in $23,000 of additional annual interest charges. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

      On June 14, 2001, the Stockholders of the Company approved amendments to the Company's Certificate of Incorporation in order to, among other things, (i) require a super majority vote of Stockholders to further amend the Certificate of Incorporation, in certain instances; (ii) create a classified (aka "staggered") Board of Directors; (iii) amend the section pertaining to indemnification of officers, directors, and employees; and
(iv) eliminate the right of Stockholders to act by written consent or to call special meetings.

      On July 18, 2001, the Company extended the expiration date of its Class A and Class B Redeemable Common Stock Purchase Warrants (the "Warrants") from August 12, 2001 to June 30, 2002. There are currently 1,137,923 of each class of Warrants outstanding, currently entitling the holders to acquire one share of Common Stock at an exercise price of $2.00
per share.   The Company also extended the expiration date of  its 89,948 outstanding Representative Warrants from September 16, 2001 to June 30, 2002. The Representative Warrants entitle the holder to purchase 89,948 units at an exercise price of $2.90 per unit. Each unit consists of one share of common stock, one Class A Warrant and one Class B Warrant. The Representative Warrants were issued in 1996 to the Company's underwriter in connection with a secondary offering of securities.

Item 4.  Submission of Matters to a Vote of Security Holders:

      The proposals voted upon at the Company's Annual Meeting of Stockholders, held June 14, 2001, along with the voting results, were as follows:

      (1) Election of Directors: All nominees were elected: The results of the balloting were as follows:

                                             Votes          Votes
            Nominees                          For          Withheld
            -------------------------------------------------------

            George J. Taylor, Jr.          2,968,636       127,778
            Harold L. Hanson               2,964,936       131,478

            Hugh M Taylor                  2,967,886       128,528
            Joseph J. Kelley               2,968,036       128,378
            Bruce S. Phillips              2,968,336       128,078

      (2)   Approval of the Amendments to the Certificate of Incorporation:
            The proposal was approved with 899,514 votes for, 176,992 votes against, 3,124 abstentions and 2,016,766 not voted.

      (3) Approval of the 2001 Employee Stock Purchase Plan: The proposal was approved with 754,782 votes for, 315,633 votes against, 9,233 abstentions and 2,016,766 not voted.

      (4) Ratification of the appointment of Deloitte & Touche LLP as independent auditors of the Company for the year ending December 31, 2001: The proposal was approved with 3,020,161 votes for, 73,142 votes against, and 3,111 abstentions.

Item 6.  Exhibits and Reports on Form 8-K:

      (a)   Exhibits:

            The following documents are filed as Exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included such document.

            3(e) Certificate of Amendment of Certificate of Incorporation of Farmstead Telephone Group, Inc., dated July 9, 2001.

            4(j) Resolutions adopted by the Company's Board of Directors July 19, 2001, amending terms of Warrants and Underwriter's Options.

            10(hh) Farmstead Telephone Group, Inc. 2001 Employee Stock
                   Purchase Plan [Appendix B to the Proxy Statement on
                   Schedule 14A filed April 13, 2001 for the 2001 Annual Meeting of Stockholders]

            21     Subsidiaries

      (b) Reports on Form 8-K: On July 18, 2001,the Company filed Form 8-K indicating that the Board of Director's approved extending the expiration of the Redeemable Class A (FTG. WS.A) and Class B (FTG.WS.B) Common Stock Purchase Warrants from August 12, 2001 to June 30, 2002.


                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FARMSTEAD TELEPHONE GROUP, INC.

Dated:  August 10, 2001           /s/ George J. Taylor, Jr.
                                  -------------------------------------
                                  George J. Taylor, Jr.
                                  Chief Executive Officer, President

Dated:  August 10, 2001           /s/ Robert G. LaVigne
                                  -------------------------------------
                                  Robert G. LaVigne
                                  Executive Vice President,
                                  Chief Financial Officer