Form 10-Q
period 2001-09-30
FARMSTEAD TELEPHONE GROUP INC
filed 2001-11-09
CIK 804331

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

              For the quarterly period ended September 30, 2001

                                      or

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

      As of October 30, 2001, the registrant had 3,272,579 shares of its $0.001 par value Common Stock outstanding.

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       FARMSTEAD TELEPHONE GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                              September 30,    December 31,
(In thousands)                                                    2001            2000
-------------------------------------------------------------------------------------------
                                                              (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                     $  2,345         $    374
  Accounts receivable, less allowance for doubtful accounts        4,568            6,527
  Inventories                                                      6,058            7,181
  Deferred taxes and other current assets                            187              197
-----------------------------------------------------------------------------------------
Total Current Assets                                              13,158           14,279
-----------------------------------------------------------------------------------------
Property and equipment, net                                          530              632
Deferred taxes and other non-current assets                          578              583
-----------------------------------------------------------------------------------------
Total Assets                                                    $ 14,266         $ 15,494
=========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $  3,102         $  3,789
  Debt maturing within one year (Note 2)                           2,688              102
  Accrued expenses and other current liabilities (Note 3)            582            1,493
-----------------------------------------------------------------------------------------
Total Current Liabilities                                          6,372            5,384
-----------------------------------------------------------------------------------------
Long-term debt (Note 2)                                                -            1,726
Other liabilities                                                    241              182
-----------------------------------------------------------------------------------------
Total Liabilities                                                  6,613            7,292
-----------------------------------------------------------------------------------------

Minority Interest in Subsidiary (Note 4)                             394                -

Stockholders' Equity (Note 5):
  Preferred stock, $0.001 par value; 2,000,000 shares
   authorized; no shares issued and outstanding                        -                -
  Common stock, $0.001 par value; 30,000,000 shares
   authorized; 3,272,579 shares issued and outstanding
   at September 30, 2001 and December 31, 2000                         3                3
  Additional paid-in capital                                      12,274           12,248
  Accumulated deficit                                             (5,018)          (4,049)
-----------------------------------------------------------------------------------------
Total Stockholders' Equity                                         7,259            8,202
-----------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                      $ 14,266         $ 15,494
=========================================================================================

See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                               For the Three             For the Nine
                                                               Months Ended              Months Ended
                                                               September 30,             September 30,
                                                            -------------------      --------------------
(In thousands, except income (loss) per share amounts)       2001         2000         2001         2000
---------------------------------------------------------------------------------------------------------

Revenues                                                    $8,762      $11,068      $26,072      $31,642
Cost of revenues                                             6,773        8,147       20,327       24,628
---------------------------------------------------------------------------------------------------------
Gross profit                                                 1,989        2,921        5,745        7,014
Selling, general and administrative expenses                 1,770        2,257        6,221        5,963
---------------------------------------------------------------------------------------------------------
Operating income (loss)                                        219          664         (476)       1,051
Interest expense                                               (41)         (58)        (124)        (257)
Other income                                                     9           11           31           32
---------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and minority interest
 in income of subsidiary                                       187          617         (569)         826
Provision for income taxes                                       9           10           31           17
---------------------------------------------------------------------------------------------------------
Income (loss) before minority interest in income of
 subsidiary                                                    178          607         (600)         809
Minority interest in income of subsidiary                      168            -          369            -
---------------------------------------------------------------------------------------------------------
Net income (loss)                                           $   10      $   607      $  (969)     $   809
=========================================================================================================

Basic and diluted net income (loss) per common share:       $    -      $   .19      $  (.30)     $   .25

Weighted average common shares outstanding:
     Basic                                                   3,273        3,273        3,273        3,273
     Diluted                                                 3,273        3,274        3,285        3,275
=========================================================================================================

See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                Nine Months Ended September 30, 2001 and 2000

(In thousands)                                                  2001          2000
-----------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income (loss)                                           $  (969)      $   809
  Adjustments to reconcile net income to net cash flows
   provided by operating activities:
    Depreciation and amortization                                 194           235
    Minority interest in income of subsidiary                     369             -
    Value of compensatory stock options issued                     26            28
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                1,959          (133)
      Decrease in inventories                                   1,123           796
      Decrease (increase) in other assets                          15           (86)
      (Decrease) increase in accounts payable                    (687)        2,089
      (Decrease) increase in accrued expenses
       and other current liabilities                             (911)          651
      Increase in other liabilities                                59            47
-----------------------------------------------------------------------------------
      Net cash  provided by operating activities                1,178         4,436
-----------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property and equipment                             (92)         (141)
-----------------------------------------------------------------------------------
      Net cash used in investing activities                       (92)         (141)
-----------------------------------------------------------------------------------
Cash flows from financing activities:
  Repayments of inventory finance borrowings                        -        (1,175)
  Borrowings (repayments) under revolving credit line             937        (2,612)
  Repayments of capital lease obligation                          (77)          (77)
  Capital contribution from minority interest partner              25             -
-----------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities         885        (3,864)
-----------------------------------------------------------------------------------
Net increase in cash and cash equivalents                       1,971           431
Cash and cash equivalents at beginning of period                  374           446
-----------------------------------------------------------------------------------
Cash and cash equivalents at end of period                    $ 2,345       $   877
===================================================================================

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                  $   125       $   256
    Income taxes                                                   94             5

See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note 1.  Basis of Presentation

      The interim financial statements are presented on a consolidated basis, consisting of the accounts of Farmstead Telephone Group, Inc. ("Farmstead"), FTG Venture Corporation (inactive), a wholly owned subsidiary, and InfiNet Systems, LLC ("InfiNet"), a 50.1% owned subsidiary (collectively the "Company"). See Note 4 for further information on InfiNet. The interim financial statements presented herein are unaudited, however in the opinion of management these statements reflect all adjustments, consisting of adjustments that are of a normal recurring nature, which are necessary for a fair statement of results for the interim
periods presented.   This Form 10-Q should be read in conjunction with the
consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2.  Debt Obligations

      Long-term Debt

      Long-term debt obligations consisted of the following:

                                       September 30,    December 31,
(In thousands)                             2001             2000
--------------------------------------------------------------------

Revolving credit agreement               $ 2,626          $ 1,689
Obligation under capital lease                62              139
-----------------------------------------------------------------
                                           2,688            1,828
Less current portion                      (2,688)            (102)
-----------------------------------------------------------------
Long-term debt                           $     -          $ 1,726
=================================================================

      Outstanding borrowings under the Company's revolving credit facility have been reclassified as a current liability as of September 30, 2001 because the Company's loan agreement expires in September 2002. As of September 30, 2001, the unused portion of the revolving credit facility was approximately $5,374,000, of which approximately $1,668,000 was available
under various borrowing formulas.   The average and highest amounts
borrowed during the three months ended September 30, 2001 were approximately $2,389,000 and $2,847,000, respectively. The average and highest amounts borrowed during the nine months ended September 30, 2001 were approximately $2,173,000 and $2,876,000, respectively. The Company was in compliance with its loan covenants as of September 30, 2001.

Note 3.  Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consisted of the following:

                                              September 30,    December 31,
(In thousands)                                    2001             2000
---------------------------------------------------------------------------

Salaries, commissions and benefits                $370           $1,137
License fees payable to Avaya                      122              210
Other                                               90              146
-----------------------------------------------------------------------
Accrued expenses and other current liabilities    $582           $1,493
=======================================================================

Note 4.  Formation of Subsidiary

      Effective February 1, 2001, the Company entered into a joint venture agreement with TriNet Business Trust ("TriNet"), forming a limited liability corporation operating under the name of InfiNet Systems, LLC. Under the agreement, the Company has a 50.1% ownership interest, and TriNet has a 49.9% ownership interest. With operations currently based in East Hartford, CT, InfiNet was established for the purpose of selling new Avaya telecommunications systems primarily to customers within the State of Connecticut and various counties in the State of New York. InfiNet was initially funded by an aggregate capital contribution of $50,000. InfiNet recorded revenues of $3,904,000 and net income of $740,000 from its inception to September 30, 2001. InfiNet's total assets at September 30, 2001 were $1,870,000.

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

      On June 14, 2001, stockholders approved the 2001 Employee Stock Purchase Plan ("ESPP"), which made initially available for issuance to qualified employees 250,000 shares of Common Stock. The ESPP provides for semi-annual "offering periods", during which periods employees can participate through payroll deductions. At the end of the offering period, initially March 1, 2002, the participating employees will be able to purchase stock at a 15% discount to the market price of Farmstead stock at the beginning or end of the offering period, whichever is lower. Shares purchased by an employee through the ESPP cannot exceed $25,000 in fair market value per calendar year. As of October 30, 2001, employees had contributed approximately $9,000 into the plan. The shares issuable pursuant to the ESPP were registered on Form S-8 (No. 333-69290) dated September 11, 2001.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

Net Income (Loss)

      Net income for the three months ended September 30, 2001 was $10,000, compared to net income of $607,000 in the comparable 2000 period. Net income included $168,000 attributable to the Company's 50.1 % ownership interest in the net income of InfiNet. The net loss for the nine months ended September 30, 2001 was $969,000, compared with net income of $809,000 in the comparable 2000 period. The net loss for the nine months ended September 30, 2001 included a $325,000 charge to increase inventory valuation reserves, $104,000 in employee termination costs, and $369,000 net income attributable to the Company's 50.1 % ownership interest in the net income of InfiNet.

      For the three months ended September 30, 2001, InfiNet recorded net income of $337,000 on revenues of $1,630,000. From its February 2001 inception to September 30, 2001, InfiNet recorded net income of $740,000 on revenues of $3,907,000. See the notes to consolidated financial statements contained elsewhere herein, for further information on InfiNet.

Revenues

                                    Three months             Nine Months
                                       Ended                   Ended
                                    September 30,           September 30,
                                 ------------------     -------------------
(In thousands)                    2001        2000        2001        2000
---------------------------------------------------------------------------

End-user equipment sales         $6,987     $ 9,523     $20,669     $26,446
Equipment sales to resellers        879         900       3,275       2,972
Services                            896         645       2,128       2,224
---------------------------------------------------------------------------
Consolidated revenues            $8,762     $11,068     $26,072     $31,642
===========================================================================

      Revenues for the three months ended September 30, 2001 were $8,762,000, a decrease of $2,306,000, or 21% from the comparable 2000 period. End-user equipment sales revenues in the current three-month period amounted to $6,987,000, a decrease of $2,536,000 or 27% from the comparable 2000 period. Equipment sales to resellers in the current three-month period amounted to $879,000, a decrease of $21,000 or 2% from the comparable 2000 period. Service revenues amounted to $896,000, an increase of $251,000 or 39% from the comparable 2000 period, principally due to increased equipment installation revenues resulting from increased systems sales, partly offset by lower rental and equipment repair and refurbishing revenues.

      Revenues for the nine months ended September 30, 2001 were $26,072,000, a decrease of $5,570,000, or 18% from the comparable 2000 period. End-user equipment sales revenues in the current nine-month period amounted to $20,669,000, a decrease of $5,777,000 or 22% from the comparable 2000 period. Equipment sales to resellers in the current nine-month period amounted to $3,275,000, an increase of $303,000 or 10% from the comparable 2000 period. Service revenues amounted to $2,128,000, a decrease of $96,000 or 4% from the comparable 2000 period, due principally to lower equipment repair and refurbishing revenues stemming from the termination of a contract with Lucent Technologies in the prior year, and lower rental revenues, partly offset by increased equipment installation revenues.

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

Cost of Revenues and Gross Profit

      Total cost of revenues for the three months ended September 30, 2001 were $6,773,000, a decrease of $1,374,000 or 17% from the comparable 2000 period. The gross profit for the three months ended September 30, 2001 was $1,989,000, a decrease of $932,000 or 32% from the comparable 2000 period. As a percentage of revenue, the gross profit margin decreased for the three months ended September 30, 2001 to 22.7% from 26.4% recorded in the comparable 2000 period. The decrease in the gross profit margin was attributable to (i) product sales mix, primarily a higher ratio of new equipment sales to end-users than used equipment sales; (ii) incremental system sales generated by InfiNet in the current year period at a margin lower than that obtained in the comparable prior year period, (iii) lower margins on sales to other resellers; and (iii) lower margins from service revenues, principally from subcontract installations

      Total cost of revenues for the nine months ended September 30, 2001 were $20,327,000, a decrease of $4,301,000 or 18% from the nine months ended September 30, 2000. The gross profit for the nine months ended September 30, 2001 was $5,745,000, a decrease of $1,269,000 or 18% from the comparable 2000 period. As a percentage of revenue, the gross profit margin was 22% in both nine-month periods of 2001 and 2000. Excluding InfiNet, the gross profit margin was 21.1%, down slightly from 22.2% realized in the prior year period due primarily to (i) a $325,000 second quarter charge increasing inventory obsolescence reserves due to reduced product demand, (ii) a sales promotional program to sell-off certain overstocked inventory at reduced sales prices, and (iii) lower margins from subcontract installation services, partly offset by lower labor and overhead costs as a percentage of revenues.

      The Company believes that the current economic conditions and related reduced product demand have contributed to increased competition for sales, resulting in reduced profit margins on certain of the Company's products during the current year.

Selling, General and Administrative ("SG&A") Expenses

      SG&A expenses for the three months ended September 30, 2001 were $1,770,000, a decrease of $487,000 or 22% from the comparable 2000 period. Excluding $97,000 incurred by InfiNet in its current-year start-up, SG&A expenses were otherwise $584,000 or 26% lower than the comparable prior year period. SG&A expenses were 20% of revenues in both the three months ended September 30, 2001 and 2000. The decrease in SG&A expenses during the current three-month period was primarily attributable to a $526,000 or 34% decrease in employee compensation expenses (40% decrease excluding InfiNet) resulting from reduced employment levels, which included a workforce reduction of approximately 15% in the month of July. The Company also incurred lower business travel expenses and lower business consulting fees. These decreased expenses were partly offset by increased bad debt and insurance expenses.

      SG&A expenses for the nine months ended September 30, 2001 were $6,221,000, an increase of $258,000 or 4% over the nine months ended September 31, 2000. Of this increase, $247,000 was incurred by InfiNet, consisting principally of employee compensation expenses, in its current-year start-up. Excluding InfiNet, SG&A expenses were $11,000 higher than the comparable 2000 period. SG&A expenses were 24% and 19% of revenues for the
nine months ended September 30, 2001 and 2000, respectively.   SG&A
expenses increased primarily due to: (i) the start-up of InfiNet in the current year, as noted above, (ii) increased bad debt reserves and write-offs; (iii) higher legal fees from the use of outside counsel in day-to-day business and contract negotiation matters, as well as legal fees incurred during the first six months of the current year in connection with amending the Company's By-laws and Certificate of Incorporation, establishing an employee stock purchase plan which was approved by stockholders at the September 14, 2001 annual meeting, and in various other corporate governance matters; (iv) higher net product marketing expenses; and (v) increased insurance costs. The Company also incurred $104,000 of employee termination expenses during the second quarter of the current year. These increased expenses were partly offset by a $421,000 or 10% decrease in compensation expenses (15% reduction excluding InfiNet) attributable to workforce reductions during the current year. The Company also incurred lower business consulting fees and lower depreciation expense.

      The Company is continuing to review its SG&A expenses in an effort to further reduce them, as it deems appropriate, in response to the current year's reduced sales levels.

Interest Expense, Other Income and Minority Interest

      Interest expense for the three months ended September 30, 2001 was $41,000, as compared to $58,000 for the comparable 2000 period. Interest expense for the nine months ended September 30, 2001 was $124,000 as compared to $257,000 for the nine months ended September 30, 2000. The decrease in interest expense in the current three-month period was attributable to lower borrowing costs. The decrease in interest expense for the current nine-month period was attributable to both lower average bank borrowings, and lower borrowing costs. During the three months ended September 30, 2001, average bank borrowings approximated $2.4 million at an average borrowing rate of approximately 6.1%, compared with average bank borrowings of $1.8 million at an average borrowing rate of approximately 11.2% for the same three-month period of 2000. During the nine months ended September 30, 2001, average bank borrowings approximated $2.2 million at an average borrowing rate of approximately 7%, compared with average bank borrowings of $3.1 million at an average borrowing rate of approximately 10.1% for the same nine-month period of 2000.

      Other income for the three months and nine months ended September 30, 2001 and 2000 consisted primarily of interest earned on invested cash.

      Minority interest of $168,000 and $369,000 for the three and nine months ended September 30, 2001 represents the 49.9% share of the net income of InfiNet accruing to its minority partner.

Liquidity and Capital Resources

      Working capital was $6,786,000 at September 30, 2001, a decrease of
$2,109,000 or 24% from $8,895,000 at December 31, 2000.   The working
capital ratio was 2.1 to 1 at September 30, 2001, compared with 2.7 to 1 at December 31, 2000. Working capital and the related ratio were both impacted by the reclassification of the Company's outstanding bank borrowings ($2,626,000 at September 30, 2001) from long-term to current, since the current loan agreement expires in September 2002.

      Operating activities provided $1,178,000 during the nine months ended September 30, 2001, primarily due to reductions in both accounts receivable and inventories, partially offset by a decrease in accounts payable, accrued expenses and other current liabilities. These decreases are primarily due to lower sales levels, improved accounts receivable collections, and inventory reduction strategies. Investing activities used $92,000 in the purchase of property and equipment.

      Financing activities provided $885,000, primarily from bank borrowings under the revolving credit facility, less repayments of the capital lease obligation. As of September 30, 2001, the unused portion of the revolving credit facility was approximately $5,374,000, of which approximately $1,668,000 was available under various borrowing formulas. The average and highest amounts borrowed during the three months ended September 30, 2001 were approximately $2,389,000 and $2,847,000, respectively. The average and highest amounts borrowed during the nine months ended September 30, 2001 were approximately $2,173,000 million and $2,876,000, respectively. The Company was in compliance with its loan covenants as of September 30, 2001.

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

Safe Harbor Forward-Looking Statements

      The Company's prospects are subject to certain uncertainties and risks. The discussions set forth in this Form 10-Q report contain certain statements, based on current expectations, estimates, forecasts and projections about the industry in which the Company operates and management's beliefs and assumptions, which are not historical facts and are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("the Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "will be," "will continue," "will likely result," "anticipates," "seeks to," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar words, expressions or phrases of similar meaning. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of certain risks, uncertainties and assumptions that are difficult to predict. The risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission ("SEC") including Forms 8-K, 10-Q, and 10-K, and include, among other factors, general economic conditions and growth in the telecommunications industry, competitive factors and pricing pressures, changes in product mix, product demand, risk of dependence on third party suppliers, the ability of the Company to sustain, manage or forecast its growth and inventories, performance and reliability of products, customer service, adverse publicity, business disruptions; increased costs of freight and transportation to meet delivery deadlines, changes in business strategy or development plans, turnover of key employees, and other risk factors detailed in this report, described from time to time in the Company's other SEC filings, or discussed in the Company's press releases. In addition, other written or oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise are forward-looking statements within the meaning of the Act. All forward-looking statements included in this document are based upon information available to the Company on the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

      The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely affect the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

      Market risks, which have the potential to affect the Company's earnings and cash flows, result primarily from changes in interest rates. The Company's cash equivalents, which consist of an investment in a money market fund consisting of high quality short term instruments, principally US government and agency issues and commercial paper, are subject to fluctuating interest rates. A 10 percent change in such current interest rates would not have a material effect on the Company's results of operations or cash flow.

      The Company is also exposed to market risk from changes in the interest rate related to its revolving credit facility, which is based upon a 30-day average LIBOR rate. Assuming an average borrowing level of $2.4 million (which amount represented the average amount borrowed under the revolving credit facility during the three months ended September 30,
2001), each 1 percentage point increase in the bank's lending rate would result in $24,000 of additional annual interest charges. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

                         PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

      On June 14, 2001, the Stockholders of the Company approved amendments to the Company's Certificate of Incorporation in order to, among other things, (i) require a super majority vote of Stockholders to further amend the Certificate of Incorporation, in certain instances; (ii) create a classified (a.k.a. "staggered") Board of Directors; (iii) amend the section pertaining to indemnification of officers, directors, and employees; and
(iv) eliminate the right of Stockholders to act by written consent or to call special meetings.

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

      On September 11, 2001, the Company filed a Form S-8 Registration Statement under the Securities Act of 1933 with the SEC in order to register 250,000 shares of Common Stock reserved for issuance under the Company's ESPP. The ESPP was approved by stockholders at the June 14, 2001 Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K:

      (a)   Exhibits:

            The following documents are filed as Exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included such document.

            3(e) Certificate of Amendment of Certificate of Incorporation of Farmstead Telephone Group, Inc., dated July 9, 2001. [Exhibit 3(e) to Form 10-Q for the quarter ended June 30, 2001]

            4(j) Resolutions adopted by the Company's Board of Directors July 19, 2001, amending terms of Warrants and Underwriter's Options. [Exhibit 4(j) to Form 10-Q for the quarter ended June 30, 2001]

            10(hh) Farmstead Telephone Group, Inc. 2001 Employee Stock
                   Purchase Plan [Appendix B to the Proxy Statement on
                   Schedule 14A filed April 13, 2001 for the 2001 Annual Meeting of Stockholders]

            16 Letter re change in certifying accountants [Exhibit 16 to Form 8-K dated October 23, 2001]

            21     Subsidiaries

      (b) Reports on Form 8-K: On July 18, 2001, the Company filed Form 8-K indicating that the Board of Directors approved extending the expiration of the Redeemable Class A (FTG. WS.A) and Class B (FTG.WS.B) Common Stock Purchase Warrants from August 12, 2001 to June 30, 2002. On October 24, 2001, the Company filed Form 8-K, dated October 23, 2001, indicating a change in its certifying accountants from Deloitte & Touche LLP to DiSanto Bertoline & Company, P.C.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FARMSTEAD TELEPHONE GROUP, INC.


Dated:  November 7, 2001               /s/ George J. Taylor, Jr.
                                       ------------------------------------
                                       George J. Taylor, Jr.
                                       Chief Executive Officer, President

Dated:  November 7, 2001               /s/ Robert G. LaVigne
                                       ------------------------------------
                                       Robert G. LaVigne
                                       Executive Vice President,
                                       Chief Financial Officer