Form 10-K
period 2001-12-31
FARMSTEAD TELEPHONE GROUP INC
filed 2002-03-26
CIK 804331

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2001

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

         Title of each class          Name of each Exchange on which registered
    Common Stock, $.001 par value              American Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 2002, the aggregate market value of the Common Stock of the registrant held by non-affiliates, based upon the last sale price of the registrant's Common Stock on such date, was $2,254,568.

As of February 28, 2001, the registrant had 3,272,579 shares of its $0.001 par value Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on June 13, 2002 are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

                       TABLE OF CONTENTS TO FORM 10-K


                                   PART I
                                                                                   Page
                                                                                   ----

Item 1.   Business                                                                   3
Item 2.   Properties                                                                 6
Item 3.   Legal Proceedings                                                          6
Item 4.   Submission of Matters to a Vote of Security Holders                        6

                                   PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters      6
Item 6.   Selected Financial Data                                                    7
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation                                         7
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                12
Item 8.   Financial Statements and Supplementary Data                               12
Item 9.   Changes in and Disagreements With Accountants
          on Accounting and Financial Disclosure                                    12

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant                        13
Item 11.  Executive Compensation                                                    14
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                           14
Item 13.  Certain Relationships and Related Transactions                            14

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K          14


                                   PART I

Item 1.  Business

General

      Farmstead Telephone Group, Inc. ("Farmstead" or the "Company") was incorporated in Delaware in 1986 and became publicly held in May 1987 following the completion of an initial public offering. The Company's main offices are located at 22 Prestige Park Circle, East Hartford, CT 06108, and its telephone number is (860) 610-6000. The Company is principally engaged as an Authorized Remarketing Supplier of Classic Avaya(TM) and new business communication products manufactured by Avaya Inc. ("Avaya"). These products are primarily components of customer premises-based private switching systems and peripheral telecommunications products, including voice-processing systems. The Company also provides telecommunications equipment installation, repair and refurbishing, rental, inventory management, and related value-added services. Beginning January 2002, the Company also became a "Diamond Dealer" for new Avaya business communication products, authorized to sell complete telecommunication systems and associated applications. The Company sells its products and services throughout the U.S. to both large and small end-user businesses, government agencies, and dealers.

      Effective February 1, 2001, the Company entered into a joint venture agreement with TriNET Business Trust ("TriNET"), forming a limited liability corporation operating under the name of InfiNet Systems, LLC ("InfiNet"). Under the agreement, the Company has a 50.1% ownership interest, and TriNET has a 49.9% ownership interest. Incorporated under the laws of the State of Delaware, and with operations based in East Hartford, CT, InfiNet was organized for the purpose of selling new Avaya telecommunications systems primarily to customers within the State of Connecticut and various counties in the State of New York. Effective January 1, 2002, the Company acquired TriNET's 49.9% ownership interest in InfiNet.

Product Offerings

Equipment
---------

      The Company sells a wide range of Avaya product offerings, including voice products branded as DEFINITY(R), MERLIN MAGIX(TM), SPIRIT(R) and PARTNER(R) Communications Systems, voice messaging products such as OCTEL(R) Messaging and INTUITY(TM) AUDIX(R) Messaging , and network support products such as Avaya Cajun(R).

      The Company predominantly conducts an aftermarket parts business, selling both refurbished and new parts. Aftermarket parts include both digital and analog telephone sets and circuit packs, and other system accessories and related products such as headsets, consoles, speakerphones, paging systems and voice processing system add-on parts. Through its subsidiary InfiNet, the Company also sells complete systems. In January 2002, the Company also became an Avaya Diamond Dealer, authorized to sell new telecommunications systems. This development will also allow the Company to sell both new and used voice and data equipment, applications and related services. Refurbished products are primarily sold under the Classic Avaya(TM) label, pursuant to a licensing agreement with Avaya.

      Equipment sales revenues accounted for approximately 93% of revenues in both 2001 and 2000, and 92% in 1999.

Customer Services
-----------------

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

      Repair and Refurbishing: The Company performs fee-based repair and refurbishing services for its customers through its in-house facilities and use of subcontract repair shops. The in-house work includes cleaning, buffing and minor repairs. The Company outsources major repairs of printed circuit boards.

      Equipment Rentals: The Company rents out equipment on a month-to-month basis, servicing those customers that have temporary, short-term equipment needs.

      Other Services: The Company's technical staff currently provide system engineering and configuration, and technical "hot line" telephone support services.

      The Company's combined service revenues accounted for 7% of revenues in 2001, 7% in 2000 and 8% in 1999. No individual service category accounted for more than 5% of revenues from continuing operations.

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

      On September 30, 2000, Lucent completed the spin-off of its Enterprise Networks Group business segment (essentially its PBX business, and within which market segment the Company participates), as well as its SYSTIMAX(R) cabling and LAN-based data businesses to Lucent shareholders, forming a separate company named Avaya Inc. ("Avaya") that focuses directly and independently on the enterprise networking market. Avaya is a leading provider of telecommunications products in the U.S. The Company's contractual relationships with Lucent are being continued with Avaya.

      Since 1985, AT&T, Lucent, and now Avaya, have provided support to the aftermarket by offering installation and maintenance services for its products purchased by end-users through equipment resellers. Equipment resellers such as the Company may also, with various restrictions, utilize Avaya documentation, technical information and software. Avaya also generally provides up to a one-year warranty on its products. Maintenance of Avaya equipment sold by the Company is generally provided by Avaya. The Company utilizes either Avaya, authorized Avaya subcontractors, or the Company's own network of subcontract installers throughout the United States to handle its customers's equipment installation needs.

      The Company operates in an Avaya-sponsored Authorized Remarketing Supplier ("ARS") aftermarket program as an ARS Dealer (the "ARS Agreement"), selling Classic Avaya(TM) products to end-users nationwide. The ARS Agreement expires December 31, 2003. Classic Avaya(TM) products are defined as used Avaya PBX system and key system parts that have been refurbished by the Company under Avaya quality standards. The Company is currently one of four appointed ARS Dealers, none of whom has been granted an exclusive territory. The ARS Agreement also allows the Company to sell certain new Avaya PBX products and voice processing products to end-users, including government agencies. In February 1999, as a condition of its initial agreement with Lucent to become an ARS Dealer, the Company's new key system distributor agreement was terminated, and its associated dealer base was transferred to another Lucent distributor. Prior to the ARS Agreement, the Company was an "Authorized Distributor of Selected Lucent - Remanufactured Products" since 1991. In January 2000, the Company's direct supplier relationship with Lucent was assigned to Catalyst Telecom, a Lucent (and now Avaya) distributor, from whom the Company now purchases its new telecommunications products. In January, 2002, the Company additionally became a Diamond Dealer, authorized by Avaya to sell voice and data systems and applications.

      The Company believes that its relationship with Avaya is satisfactory and has no indication that Avaya has any intention of terminating its ARS Agreement, or any other agreement, with the Company. The Company could be materially adversely affected should Avaya decide to terminate its agreements.

Marketing and Customers

      The Company markets its product offerings nationally through a direct sales staff, which includes salespersons located throughout the Eastern Seaboard, Texas and California. In February 2002, the Company opened a sales office in New York City. The Company also sells Avaya products through a call center operation started up in 1999. The Company's customers range from large, multi-location corporations, to small companies, and to equipment wholesalers, dealers, and government agencies and municipalities. End-user customers accounted for approximately 86% of the Company's revenues in 2001, 91% in 2000 and 96% in 1999, while sales to dealers and other resellers accounted for approximately 14%, 9% and 4% of revenues during the same respective periods. During the years ended December 31, 2001 and 2000, no single customer accounted for more than 10% of revenues. One customer, Lucent Technologies Inc., accounted for approximately 15% of the Company's revenues during the year ended December 31, 1999. The Company's business is not considered seasonal.

Competition

      The Company operates in a highly competitive marketplace. Telephone equipment product competitors currently include Avaya and other new equipment manufacturers such as Nortel Networks Corporation, other new equipment distributors, as well as other equipment resellers. In the sale of Classic Avaya(TM) products, the Company competes with the other Avaya-designated ARS Dealers. The Company believes that key competitive factors in its market are timeliness of delivery, service support, price and product reliability. The Company also considers its working relationships with its customers to be an important and integral competitive factor. The Company anticipates intensified competition from larger companies having substantially greater technical, financial and marketing resources, as well as larger customer bases and name recognition. As the industry further develops voice and data convergence products, the Company anticipates that it will encounter a broader variety of competitors, including new entrants from related computer and communication industries.

Suppliers

      Lucent, and since October 1, 2000 Avaya, have historically been the Company's largest suppliers of new telecommunication products and, until 1999, was one of its largest suppliers of refurbished products. In January 2000, the Company's direct supplier relationship with Lucent was assigned to Catalyst Telecom ("Catalyst"), a former Lucent, and now an Avaya distributor, from whom the Company has since purchased its new
telecommunications products.   The Company acquires used equipment from a
variety of sources, depending upon price and availability at the time of purchase. These sources include other secondary market equipment dealers, leasing companies and end-users. The equipment so acquired may be in a refurbished state and ready for resale, or it may be purchased "as-is", requiring repair and/or refurbishing prior to its resale. The Company is dependent upon its relationships and agreements with Catalyst and Avaya for the provision of new equipment for resale. The Company is not otherwise
dependent upon any other single supplier for used equipment.   The Company
believes that the availability of used equipment in the marketplace is presently sufficient to allow the Company to meet its customers' used equipment delivery requirements. See also "Relationship with Avaya Inc./Lucent Technologies."

Patents, Licenses and Trademarks

      No patent or trademark is considered material to the Company's continuing operations. Pursuant to agreements in effect with Avaya, the Company may utilize, during the term of these agreements, certain Avaya designated trademarks, insignia and symbols in the Company's advertising and promotion of Avaya products. The Company operates under a license agreement with Avaya, in which the Company was granted a non-exclusive license to use the Classic Avaya TM trademark in connection with the refurbishing, marketing and sale of Avaya products sold under the ARS Agreement. Under this agreement, the Company is obligated to pay Avaya a fee, which has ranged from 10% to 6.5% (6.5% effective October 1, 2001) of the sales price, on Classic Avaya products sold by the Company. The license agreement and ARS Agreement expire December 31, 2003.

Research and Development

      The Company did not incur any research and development expenses during the three years ended December 31, 2001, and research and development activities are not material to the Company's business.

Backlog

      The backlog of unshipped orders believed to be firm was approximately $1,732,000 at December 31, 2001 and $1,556,000 at December 31, 2000.

Employees

      At December 31, 2001, the Company had 91 full-time employees, and 1 part-time employee. The Company's employees are not represented by any organized labor union and are not covered by any collective bargaining agreements.

Item 2.  Properties

      At December 31, 2001, the Company operated two facilities under long-term lease agreements, occupying in excess of 49,000 square feet of warehouse and office space in East Hartford, CT. The lease agreements expire December 31, 2004. The Company believes that its facilities are adequate for its present needs and suitable for their intended uses. If new or additional space is required, the Company believes that adequate facilities are available at competitive prices in the immediate areas of its current operations.

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


                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's securities are traded on the American Stock Exchange, under the following symbols: Common Stock - "FTG"; Warrants issued in the Company's 1987 initial public offering ("IPO Warrants") - "FTG.WS"; Redeemable Class A Common Stock Purchase Warrants - "FTG.WS.A"; Redeemable Class B Common Stock Purchase Warrants - "FTG.WS.B". The following sets forth the range of quarterly high and low sales prices for these securities, for the two years ended December 31, 2001:


                        Common Stock:                       IPO Warrants:
                             2001              2000             2001             2000
                       ---------------    --------------    -------------    ------------
      Quarter Ended     High      Low      High     Low     High     Low     High     Low
      -------------     ----      ---      ----     ---     ----     ---     ----     ---
      March 31         $ 2.13    $1.13    $2.13    $1.13    $.25    $.25     $.50    $.25
      June 30            2.00     1.02     1.69     1.00     .40     .10      .38     .25
      September 30       1.35      .65     1.50     1.00     .40     .10      .38     .25
      December 31         .85      .56     1.81     1.06     .20     .05      .13     .13



                       Class A Warrants:                    Class B Warrants:
                             2001               2000              2001               2000
                       -----------------    ------------    -----------------    ------------
      Quarter Ended      High     Low       High    Low       High     Low       High    Low
      -------------      ----     ---       ----    ---       ----     ---       ----    ---
      March 31           $.33     $.06      $.56    $.13       $.25    $.07      $.56    $.13
      June 30             .06      .02       .31     .13        .06     .02       .31     .13
      September 30        .20      .02       .13     .06        .04     .01       .31     .06
      December 31         .04      .01       .38     .13        .04     .01       .50     .06




      There were 3,272,579 common shares outstanding at December 31, 2001 and 2000. There were 183,579 IPO Warrants, 1,137,923 Class A Warrants and 1,137,923 Class B Warrants outstanding at December 31, 2001 and 2000. As of December 31, 2001 there were 522 holders of record of the common stock representing approximately 2,800 beneficial stockholders, based upon the number of proxy materials distributed in connection with the 2001 Annual Meeting of Stockholders. The Company has paid no dividends and does not expect to pay dividends in the foreseeable future as it intends to retain earnings to finance the growth of its operations. Pursuant to a revolving credit agreement with First Union National Bank, the Company is prohibited from declaring or paying any dividends or making any other distribution on any of the shares of its capital stock, without the prior consent of the lender.

Item 6.  Selected Financial Data


(In thousands, except per share amounts)                  Years ended December 31
-----------------------------------------------------------------------------------------------
                                              2001      2000       1999       1998       1997
                                              ----      ----       ----       ----       ----
                                                                                        (1) (2)

Revenues                                    $33,339    $42,786    $32,871    $27,738    $20,559
Income (loss) from continuing operations     (1,708)     1,753         57        780       (600)
Income (loss) from continuing operations
 per common share:
  Basic and diluted                            (.52)       .54        .02        .23       (.18)
Total Assets                                 10,342     15,494     15,657     13,498     10,829
Long term debt                                    -      1,726      4,578      1,916      1,997
Stockholders' equity                          6,531      8,202      6,417      6,344      5,769
Dividends paid                                    -          -          -          -          -
-----------------------------------------------------------------------------------------------

--------------------

<F1>  Loss from continuing operations includes charges of $444 from losses of unconsolidated subsidiaries and the write-off of the Company's investments in, and accounts receivable from, these subsidiaries.
<F2>  Total assets included $560 of net assets of discontinued operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto contained in Item 8 of this Report.

Results of Operations

Year Ended December 31, 2001 Compared With Year Ended December 31, 2000

Net Loss

      Net loss for the year ended December 31, 2001 was $1,708,000 on revenues of $33,339,000, compared to net income of $1,753,000 on revenues of $42,786,000 for the year ended December 31, 2000. The current year net loss included $1,443,000 in inventory valuation charges, of which $1,050,000 was recorded in the fourth quarter, and $104,000 in employee termination costs in connection with workforce reductions during 2001. The current year net loss included $128,000 of income attributable to the Company's 50.1 % ownership interest in the net income of InfiNet. See the notes to consolidated financial statements contained elsewhere herein, for further information on InfiNet.

      These results reflect the recessionary market conditions which prevailed in 2001 in the US economy in general, and in particular, the technology sector. As a part of these conditions, the Company experienced a reduction in capital spending by its customers. In response to these conditions, the Company immediately began taking measures to reduce its operating costs and to improve its operating efficiences. The Company is not able to predict the timing of improvements in market conditions; however management remains cautiously optimistic about the year 2002 taken as a whole.

Revenues


                                            Year Ended
                                           December 31,
       (In thousands)                    2001        2000
       ----------------------------------------------------

       End-user equipment sales         $26,362     $36,172
       Equipment sales to resellers       4,519       3,817
       Services                           2,458       2,797
       ----------------------------------------------------
       Consolidated revenues            $33,339     $42,786
       ====================================================


      Revenues for the year ended December 31, 2001 were $33,339,000, a decrease of $9,447,000 or 22% from the comparable 2000 period. End-user equipment sales revenues in 2001 decreased by $9,810,000 or 27% from the comparable 2000 period, while equipment sales to resellers increased by $702,000 or 18% from the comparable 2000 period. Service revenues decreased by $339,000 or 12% from the comparable 2000 period. End-user equipment sales revenues accounted for 79% of revenues in 2001 (85% in 2000), while equipment sales to resellers accounted for 14% of revenues in 2001 (9% in 2000) and service revenues accounted for 7% of revenues in 2001 (6% in 2000). The operations of InfiNet during 2001 generated $4,228,000 in equipment sales and installation revenues, net of intercompany sales to the Company.

      The decrease in end-user equipment sales revenues was primarily a reflection of economic conditions and the reduction in capital spending for telecommunications products, and, to a lesser extent, the result of a reduction in the Company's sales force due to turnover in the first quarter of 2001. Incremental sales of systems generated by InfiNet helped offset
the slowdown in parts sales.   The increase in equipment sales to resellers
reflected the Company's efforts to more aggressively develop this sales channel, both as a means to increase overall Company sales and profitability, and to create an additional outlet to sell off excess inventory in situations of shifting end user product demand. The decrease in service revenues was primarily due to lower equipment repair revenues as a result of the termination of an unprofitable equipment repair and refurbishing contract with Lucent Technologies in 2000. Installation revenues, a component of service revenues, increased by 18% due to the operations of InfiNet.

      The Company expects that its future sales revenues will improve in all of its current sales channels when capital spending for telecommunication products improve, although no assurances can be given.

Cost of Revenues and Gross Profit

      Total cost of revenues for the year ended December 31, 2001 were 26,681,000, a decrease of $6,035,000 or 18% from the comparable 2000 period. The gross profit for the year ended December 31, 2001 was $6,658,000, a decrease of $3,412,000 or 34% from the comparable 2000 period. As a percentage of revenue, the gross profit margin was 20% for 2001, as compared to 24% for 2000. Approximately 2 percentage points of the decrease in the gross profit margin from the prior year was attributable to inventory valuation charges necessitated by economic conditions and resulting slowdown in capital spending for telecommunications products, significant price reductions implemented by Avaya during the fourth quarter on certain products, and changes in the Company's inventory stocking requirements. The remaining 2 percentage point decrease in gross profit margin from the prior year was attributable to several factors including:
(i) the capital spending slowdown had the effect of increasing the supply of equipment in the marketplace and of increasing competition, thereby putting downward pressure on sales pricing in order to stimulate sales;
(ii) product sales mix, primarily a higher ratio of new equipment sales to end-users than used equipment sales; (iii) sales promotional programs enacted by the Company to sell-off certain overstocked inventory at reduced, or below cost, sales prices, and (iv) lower margins from subcontract installation services. These decreases were partly offset by lower labor and overhead costs as a percentage of revenues.

      The Company believes that there will continue to be pressure on gross profit margins until market conditions and product demand in the telecommunications industry improves.

Selling, General and Administrative ("SG&A") Expenses

      SG&A expenses for the year ended December 31, 2001 were $8,119,000, a decrease of $335,000 or 4% from the comparable 2000 period. SG&A expenses were 24% of revenues in 2001 as compared to 20% of revenues in 2000. The operations of InfiNet during 2001 generated $652,000 in SG&A expense, consisting principally of employee and subcontracted technical support compensation costs. Excluding InfiNet's 2001 SG&A, SG&A otherwise decreased by $987,000 or 12% from the year 2000 level. The decrease in SG&A was primarily attributable to a 12% reduction in compensation expenses (17% excluding InfiNet) attributable to workforce reductions during the current year, to lower sales commissions due to the reduced sales level, and to reduced business travel expenses. The Company also incurred lower depreciation expense and business consulting fees than the prior year period. These decreases were partially offset by (i) incremental SG&A expense associated with the operation of InfiNet as noted above, (ii) increased bad debt expense; (iii) higher legal fees from the use of outside counsel in day-to-day business and contract negotiation matters, as well as incremental legal fees incurred during the first six months of the current year in connection with amending the Company's By-laws and Certificate of Incorporation, establishing an employee stock purchase plan which was approved by stockholders at the June 14, 2001 annual meeting, and in various other corporate governance matters; and (iv) increased insurance costs. The Company also incurred $104,000 of employee termination expenses during the second quarter of the current year in connection with its workforce reductions.

      Although no assurances can be given, the Company is continuing its efforts to reduce SG&A expenses as a percent of revenues and currently expects that its SG&A expenses will be lower in 2002 as a percent of revenues, than in 2001.

Interest Expense, Other Income and Minority Interest

      Interest expense for the year ended December 31, 2001 was $144,000, as compared to $302,000 for the comparable 2000 period. The decrease in interest expense was attributable to both lower average borrowings and lower borrowing costs. During the year ended December 31, 2001, average bank borrowings approximated $1.9 million at an average borrowing rate of approximately 6.7%, compared with average bank borrowings of approximately $2.7 million at an average borrowing rate of approximately 10.1% for the comparable 2000 period.

      Other income for the year ended December 31, 2001 and 2000 consisted primarily of interest earned on invested cash. Minority interest of $128,000 for the year ended December 31, 2001represents the 49.9% share of the net income of InfiNet accruing to its minority partner.

(Benefit) Provision for Income Taxes

      The Company recorded a tax provision of $17,000 in 2001, as compared to a net tax benefit of $395,000 in 2000. Due to the Company's net loss for 2001, the tax provision consisted of minimum required state income taxes. The Company's deferred tax assets consist primarily of net operating loss and capital loss carryforwards, and timing differences between the book and tax treatment of inventory and other asset valuations. During 2001, the deferred tax assets increased by $584,000, however the Company increased its deferred tax valuation allowance by the same amount. This increase was deemed prudent due to the net loss for 2001, and the historical volatility of earnings.

Year Ended December 31, 2000 Compared With Year Ended December 31, 1999

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

Liquidity and Capital Resources

      Working capital was $5,830,000 at December 31, 2001, a decrease of $3,065,000 or 34% from $8,895,000 at December 31, 2000. The working capital ratio was 2.7 to 1 at both December 31, 2001 and 2000.

      Operating activities provided $3,001,000 during the year ended December 31, 2001, primarily due to reductions in both accounts receivable and inventories, partially offset by a decrease in accounts payable, accrued expenses and other current liabilities. Decreases in the aformentioned accounts was primarily as a result of lower sales levels, improved turnover of accounts receivable, implementation of inventory reduction strategies and inventory write-offs. Investing activities used $130,000 in the purchase of property and equipment.

      Financing activities used $1,766,000 during the year ended December 31, 2001, primarily from repayments of borrowings under the revolving credit facility, and repayments of the capital lease obligation. On September 27, 2000, the Company entered into a two-year, $8 million revolving loan agreement (the "Loan Agreement") with First Union National Bank ("FUNB"), replacing a $10 million revolving credit line with Deutsche
Financial Services Corporation.   Under the terms of the FUNB Loan
Agreement, borrowings are advanced at 75% of eligible accounts receivable (primarily receivables that are less than 90 days old), and at 50% of the value of eligible inventory (inventory that was purchased new or refurbished and ready for sale), provided that the amount advanced against eligible inventory shall not exceed $2 million. The interest rate charged the Company on outstanding borrowings is the LIBOR Market Index Rate plus 2.5% (4.37 % at December 31, 2001). The Company is also charged an availability fee equal to .25% per annum on the unused portion of the available credit line. The Loan Agreement restricts the Company from the payment of dividends without the consent of FUNB, and requires the Company
to maintain a minimum tangible net worth of $6 million at all times.   The
Loan Agreement also contains financial covenants requiring the Company to maintain certain debt-to-equity and funds flow coverage ratios which are measured on a quarterly basis. On December 19, 2001, the Loan Agreement was modified to suspend the measurement date of the funds flow coverage ratio until the first quarter ending March 31, 2002. As a result, the Company was in compliance with its loan requirements at December 31, 2001. As of December 31, 2001, the

Company did not have any outstanding borrowings under the $8 million facility, and approximately $2,722,000 was available under various borrowing formulas. The average and highest amounts borrowed during the year ended December 31, 2001 were approximately $1,896,000 and $2,876,000, respectively.

      The Company is currently dependent upon its existing credit agreements and accounts receivable collection experience to provide cash to satisfy its working capital requirements. Material restrictive changes in its credit agreements, an inability of the Company to comply with its loan covenants, or a slowdown in the collection of accounts receivable, could negatively impact the Company. The Company currently anticipates that it will not be in compliance with its funds flow coverage ratio at March 31, 2002, and has started discussions with its bank on further amending its covenants. The Company anticipates that it will be able to reach agreement on a modification of its loan covenants, and that it will continue its current credit facility on terms substantially similar to its current terms. No assurances can be given that the Company will have sufficient cash resources to finance future growth, and it may become necessary to seek additional financing for such purpose. There are currently no material commitments for capital expenditures.

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

      The Company is also exposed to market risk from changes in the interest rate related to its revolving credit facility, which is based upon the LIBOR Market Index Rate, which is a floating interest rate. Assuming an average borrowing level of $1.9 million (which amount approximated the average amount borrowed under the Company's revolving credit facility during the year ended December 31, 2001), each 1 percentage point increase in the LIBOR Market Index Rate would result in $19,000 of additional annual interest charges. The Company does not currently use interest rate derivative instruments to manage exposure to interest rate changes.

Item 8.  Financial Statements and Supplementary Data

      See Index to Financial Statements and Financial Statement Schedule in
Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On October 17, 2001, the Company dismissed Deloitte & Touche LLP ("Deloitte") as its independent accountant. Neither of Deloitte's reports on the financial statements of the Company for the years ended December 31, 2000 and December 31, 1999 contained any adverse opinion or disclaimer of opinion and neither was qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Audit Committee of the Board of Directors.

      During the two fiscal years ended December 31, 2000 and the subsequent interim period preceding Deloitte's dismissal, there have been no disagreements between Deloitte and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused it to make a reference to the subject matter of the disagreement(s), in connection with its report. During the two fiscal years ended December 31, 2000 and the subsequent interim period preceding Deloitte's dismissal, no event occurred that is required to be disclosed pursuant to paragraph (a)(1)(v) of Item 304 of Regulation S-K.

      On October 17, 2001, the Company retained DiSanto Bertoline & Company, P.C. ("DiSanto Bertoline") as the Company's new independent accountant to audit the Company's financial statements. Since December 31, 1998, the Company did not consult DiSanto Bertoline regarding any matter to be disclosed pursuant to paragraph (a)(2) of Item 304 Regulation S-K.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

                      Executive Officers of the Company
                         (Age as of January 1, 2002)


                                  First
                                Became An
                                Executive
       Name             Age     Officer in                 Position(s) Held
       ----             ---     ----------                 ----------------

George Taylor, Jr.*     59         1984        Chairman of the Board,
                                               President, Chief
                                               Executive Officer

Michael R. Johnson      55         2001        Executive Vice President

Robert G. LaVigne       50         1988        Executive Vice President, Chief Financial
                                               Officer, Secretary, Treasurer

Robert L. Saelens       56         1997        Vice President - Marketing

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

      Michael R. Johnson, Executive Vice President since August, 2001. Sales Vice President, Avaya Inc. from 2000 to 2001; Vice President - Global Accounts, Lucent Technologies, from 1996 to 2000. From 1979 though 1996, Mr. Johnson held various product management and sales management positions with AT&T Corporation. While employed by Avaya, Lucent and AT&T, Mr. Johnson was assigned sales management responsibilities covering many of their largest commercial customers located in New York.

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

      Robert L. Saelens, Vice President - Marketing from June 1997 to May 2000, and since March 2001. Vice President - Sales and Marketing from May 2000 to March 2001. Director of Marketing from May 1996 through May 1997. President of Saelens & Associates, a marketing consulting firm, from 1989 to 1997. President of Baker, Bateson & Saelens, Inc., a marketing consulting firm, from 1982 to 1989. Prior thereto Mr. Saelens served for ten years in the Creative and Strategic planning departments of the J. Walter Thompson Corporation.

      The other information required by Item 10 is included in the Company's definitive proxy statement which will be filed pursuant to regulation 14A on or before April 30, 2002. Such information is incorporated herein by reference, pursuant to General Instruction G(3).

Item 11.  Executive Compensation

      The information required by Item 11 is included in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A on or before April 30, 2002. Such information is incorporated herein by reference, pursuant to General Instruction G(3).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by Item 12 is included in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A on or before April 30, 2002. Such information is incorporated herein by reference, pursuant to General Instruction G(3).

Item 13.  Certain Relationships and Related Transactions

      The information required by Item 13 is included in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A on or before April 30, 2002. Such information is incorporated herein by reference, pursuant to General Instruction G(3).

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   Index to Financial Statements and Financial Statement Schedule

                                                                       Page
                                                                       ----

      Report of DiSanto Bertoline & Company, P.C                        16
      Report of  Deloitte & Touche LLP                                  17
      Consolidated Balance Sheets - December 31, 2001 and 2000          18
      Consolidated Statements of Operations -
       Years Ended December 31, 2001, 2000 and 1999                     19
      Consolidated Statements of Changes in Stockholders' Equity -
       Years Ended December 31, 2001, 2000, and 1999                    19
      Consolidated Statements of Cash Flows -
       Years Ended December 31, 2001, 2000, and 1999                    20
      Notes to Consolidated Financial Statements                        21

      Financial Statement Schedule:
      Report of DiSanto Bertoline & Company, P.C                        30
      Report of Deloitte & Touche LLP                                   31
      Schedule II - Valuation and Qualifying Accounts                   32

(b)   Exhibits:  See Index to Exhibits on page 33.

(c) Reports on Form 8-K: On October 24, 2001, the Company filed Form 8-K to report a change in independent accountants, as further described in Item 9 of this Form 10-K.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2002.

                                           FARMSTEAD TELEPHONE GROUP, INC.


                                       By: /s/ George J. Taylor, Jr.
                                           -------------------------
                                           George J. Taylor, Jr.
                                           Chairman of the Board, Chief
                                           Executive Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 25, 2002.

Signature                                        Title(s)
---------                                        --------

/s/ George J. Taylor, Jr.     Chairman of the Board, Chief Executive Officer
----------------------------  and President
George J. Taylor, Jr.         (Principal Executive Officer)

/s/ Robert G. LaVigne         Executive Vice President, Chief Financial
----------------------------  Officer, Secretary and Director
Robert G. LaVigne             (Principal Financial and Accounting Officer)

/s/ Harold L. Hansen          Director
----------------------------
Harold L. Hansen

/s/ Hugh M. Taylor            Director
----------------------------
Hugh M. Taylor

/s/ Joseph J. Kelley          Director
----------------------------
Joseph J. Kelley

/s/ Bruce S. Phillips         Director
----------------------------
Bruce S. Phillips

                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Farmstead Telephone Group, Inc.

We have audited the accompanying consolidated balance sheet of Farmstead Telephone Group, Inc. and subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmstead Telephone Group, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.



DISANTO BERTOLINE & COMPANY, P.C.
Glastonbury, Connecticut
February 21, 2002

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Farmstead Telephone Group, Inc.
East Hartford, Connecticut

We have audited the accompanying consolidated balance sheet of Farmstead Telephone Group, Inc. and subsidiary (the "Company") as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Farmstead Telephone Group, Inc. and subsidiary as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 21, 2001

                       FARMSTEAD TELEPHONE GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS
                         December 31, 2001 and 2000


(In thousands, except share amounts)                           2001       2000
-------------------------------------------------------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                                  $ 1,479    $   374
  Accounts receivable, less allowance for doubtful
   accounts of $150 in 2001 and $244 in 2000                   3,133      6,527
  Inventories                                                  4,427      7,181
  Deferred income taxes (Note 11)                                 91        107
  Other current assets                                            98         90
-------------------------------------------------------------------------------
Total Current Assets                                           9,228     14,279
-------------------------------------------------------------------------------
Property and equipment, net (Note 3)                             505        632
Non-current deferred income taxes (Note 11)                      364        348
Other assets                                                     245        235
-------------------------------------------------------------------------------
Total Assets                                                 $10,342    $15,494
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $ 2,794    $ 3,789
  Debt maturing within one year  (Note 5)                         37        102
  Accrued expenses and other current liabilities (Note 4)        567      1,493
-------------------------------------------------------------------------------
Total Current Liabilities                                      3,398      5,384
-------------------------------------------------------------------------------
Long-term debt (Note 5)                                            -      1,726
Other liabilities (Note 10)                                      260        182
-------------------------------------------------------------------------------
Total Liabilities                                              3,658      7,292
-------------------------------------------------------------------------------

Minority Interest in Subsidiary (Note 6)                         153          -

Commitments and contingencies (Note 9)

Stockholders' Equity:
  Preferred stock, $0.001 par value; 2,000,000 shares
   authorized; no shares issued and outstanding                    -          -
  Common stock, $0.001 par value; 30,000,000 shares
   authorized; 3,272,579 shares issued and outstanding
   in 2001 and 2000                                                3          3
  Additional paid-in capital                                  12,285     12,248
  Accumulated deficit                                         (5,757)    (4,049)
-------------------------------------------------------------------------------
Total Stockholders' Equity                                     6,531      8,202
-------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                   $10,342    $15,494
===============================================================================


        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                Years Ended December 31, 2001, 2000 and 1999


(In thousands, except per share amounts)                 2001       2000       1999
-------------------------------------------------------------------------------------

Revenues                                                $33,339    $42,786    $32,871
Cost of revenues                                         26,681     32,716     25,840
-------------------------------------------------------------------------------------
Gross profit                                              6,658     10,070      7,031
Selling, general and administrative expenses              8,119      8,454      6,663
-------------------------------------------------------------------------------------
Operating income (loss)                                  (1,461)     1,616        368
Interest expense                                            144        302        349
Other income                                                (42)       (44)       (36)
-------------------------------------------------------------------------------------
Income (loss) before income taxes and minority
 interest in income of subsidiary                        (1,563)     1,358         55
Provision (benefit) for income taxes                         17       (395)        (2)
-------------------------------------------------------------------------------------
Income (loss) before minority interest in income
 of subsidiary                                           (1,580)     1,753         57
Minority interest in income of subsidiary                   128          -          -
-------------------------------------------------------------------------------------
Net income (loss)                                       $(1,708)   $ 1,753    $    57
=====================================================================================

Basic and diluted net income (loss) per common share    $  (.52)   $   .54    $   .02

Weighted average common shares outstanding:
Basic weighted average common shares                      3,272      3,272      3,272
Dilutive effect of stock options                             11          3          2
-------------------------------------------------------------------------------------
Diluted weighted average common and
 common equivalent shares                                 3,283      3,275      3,274
=====================================================================================


        See accompanying notes to consolidated financial statements.



                       FARMSTEAD TELEPHONE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CHANGES
                           IN STOCKHOLDERS' EQUITY
                Years Ended December 31, 2001, 2000 and 1999


                                       Common Stock      Additional     Accum-
                                     ----------------     Paid-in       ulated
(In thousands)                       Shares    Amount     Capital       deficit     Total
-----------------------------------------------------------------------------------------

Balance at December 31, 1998         3,264       $3       $12,200      $(5,859)    $6,344
Stock options exercised                  8        -            16            -         16
Net income                               -        -             -           57         57
-----------------------------------------------------------------------------------------
Balance at December 31, 1999         3,272        3        12,216       (5,802)     6,417
Compensatory stock options issued        -        -            32            -         32
Net income                               -        -             -        1,753      1,753
-----------------------------------------------------------------------------------------
Balance at December 31, 2000         3,272        3        12,248       (4,049)     8,202
Compensatory stock options issued        -        -            37            -         37
Net loss                                 -        -             -       (1,708)    (1,708)
-----------------------------------------------------------------------------------------
Balance at December 31, 2001         3,272       $3       $12,285      $(5,757)    $6,531
=========================================================================================


        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                Years Ended December 31, 2001, 2000 and 1999


(In thousands)                                            2001        2000        1999
---------------------------------------------------------------------------------------

Operating Activities:
Net income (loss)                                       $(1,708)    $ 1,753     $    57
Adjustments to reconcile net income (loss) to net
 cash flows provided (used) by operating activities:
  Provision for losses on inventories                     1,443         947         155
  Depreciation and amortization                             257         305         358
  Minority interest in income of subsidiary                 128           -           -
  Deferred income taxes                                       -        (455)          -
  Value of compensatory stock options issued                 37          32           -
Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable              3,394         138      (1,715)
  Decrease (increase) in inventories                      1,311        (589)       (844)
  (Increase) decrease in other assets                       (18)        (92)         25
  (Decrease) increase in accounts payable                  (995)      1,338       1,009
  (Decrease) increase in accrued expenses
   and other liabilities                                   (848)        728         311
---------------------------------------------------------------------------------------
Net cash provided (used) by operating activities          3,001       4,105        (644)
---------------------------------------------------------------------------------------
Investing Activities:
Purchases of property and equipment                        (130)       (163)       (282)
---------------------------------------------------------------------------------------
Net cash used in investing activities                      (130)       (163)       (282)
---------------------------------------------------------------------------------------
Financing Activities:
Repayments under inventory finance agreement                  -      (1,175)     (1,907)
(Repayments) borrowings under revolving credit lines     (1,689)     (2,750)      2,751
Repayments of capital lease obligation                     (102)        (89)        (78)
Capital contribution from minority interest partner          25           -           -
Proceeds from exercise of stock options                       -           -          16
---------------------------------------------------------------------------------------
Net cash (used) provided by financing activities         (1,766)     (4,014)        782
---------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      1,105         (72)       (144)
Cash and cash equivalents at beginning of year              374         446         590
---------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                $ 1,479     $   374     $   446
=======================================================================================

Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest                                              $   155     $   302     $   349
  Income taxes                                               87          15          10


        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Operations

      Farmstead Telephone Group, Inc. ("Farmstead" or the "Company") is principally engaged as a secondary market reseller, and Authorized Remarketing Supplier of Classic Avaya(TM) and new Avaya Inc. ("Avaya") business telecommunication products. Its products are primarily customer premises-based private switching systems and peripheral products, including voice processing systems. The Company also provides telecommunications equipment repair and refurbishing, rental, inventory management, and related value-added services. The Company sells its products and services to both large and small end-user businesses, government agencies, and other secondary market companies. During the years ended December 31, 2001 and 2000, no single customer accounted for more than 10% of revenues. One customer, Lucent Technologies, Inc. accounted for 15% of the Company's revenues during the year ended December 31, 1999.

Principles of Consolidation

      The consolidated financial statements presented herein include the accounts of the Company, its wholly- owned inactive subsidiary, FTG Venture Corporation, and its 50.1% owned subsidiary, InfiNet Systems, LLC
("InfiNet").

Use of Estimates

      The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates. Estimates are used in accounting for allowances for uncollectible receivables, inventory obsolescence, depreciation, taxes and contingencies, among others. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Revenue Recognition

      Revenues are recognized when products are shipped or when services are performed.

Cash and Cash Equivalents

      The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Inventories

      Inventories are stated at the lower of cost or market, and are valued on an average cost basis.

Property and Equipment

      Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to ten years, except for leasehold improvements, which are amortized over the shorter of 10 years or the remaining lease term. Maintenance, repairs and minor renewals are charged to operations as incurred.

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

Net Income (Loss) Per Share

      Basic net income (loss) per common share was computed by dividing net income (loss) (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Diluted net income
(loss) per common share was computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants, unless their effect on net income (loss) per share is antidilutive. The following table shows securities outstanding as of December 31 that could potentially dilute basic earnings per common share in the future that were not included in the computation of diluted earnings per common share because to do so would have been antidilutive (in thousands):


                                                    2001     2000     1999
      ---------------------------------------------------------------------

      Stock Options                                 1,875    1,948    1,790
      Warrants                                      2,472    2,472    2,472
      Underwriter Options and Warrants (Note 8)       339      339      339
      ---------------------------------------------------------------------
      Total                                         4,686    4,759    4,601
      =====================================================================


Segment Information

      In the opinion of management, the Company operates in one industry segment, which is the sale of telecommunications equipment.

Reclassification

      Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

2.  CASH AND CASH EQUIVALENTS

      Cash and cash equivalents at December 31, 2001 and 2000 includes an investment in a money market fund consisting of high quality short term instruments, principally U.S. Government and Agency issues and commercial paper. The carrying amounts approximate their fair value at December 31, 2001 and 2000.

3.  PROPERTY AND EQUIPMENT, NET

      As of December 31, the components of property and equipment, net were as follows (in thousands):


                                                         2001       2000
      --------------------------------------------------------------------

      Equipment                                         $ 1,262    $ 1,161
      Furniture and fixtures                                 76         76
      Leasehold improvements                                127        127
      Leased equipment under capital lease                  381        381
      --------------------------------------------------------------------
                                                          1,846      1,745
      Less accumulated depreciation and amortization     (1,341)    (1,113)
      --------------------------------------------------------------------
      Property and equipment, net                       $   505    $   632
      ====================================================================


      Leased equipment under capital lease at December 31, 2001 and 2000 consisted principally of office furniture, equipment and computer equipment. The accumulated amortization of the leased equipment was $326,000 and $277,000 at December 31, 2001 and 2000, respectively.
Depreciation and amortization expense for the years ended December 31, 2001, 2000 and 1999 totaled $257,000, $305,000 and $358,000, respectively.

4.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      As of December 31, the components of accrued expenses and other current liabilities were as follows (in thousands):


                                                         2001      2000
      ------------------------------------------------------------------

      Salaries, commissions and benefits                 $420     $1,137
      License fees payable to Avaya (Note 9)               42        210
      Other                                               105        146
      ------------------------------------------------------------------
      Accrued expenses and other current liabilities     $567     $1,493
      ==================================================================


5.  DEBT OBLIGATIONS

      Debt Maturing Within One Year
      -----------------------------

       As of December 31, debt obligations consisted of the following (in thousands):


                                             2001      2000
      ------------------------------------------------------

      Revolving credit agreement(a)          $  -     $1,689
      Obligation under capital lease(b)        37        139
      ------------------------------------------------------
                                               37      1,828
      Less debt maturing within one year      (37)      (102)
      ------------------------------------------------------
      Long-term debt                         $  -     $1,726
      ------------------------------------------------------


      (a) On June 14, 1999, the Company entered into a two-year, $10 million business financing agreement (the "Credit Agreement") with Deutsche Financial Services Corporation ("DFS"), replacing a $6 million revolving credit line with First Union National Bank ("FUNB") and a $4 million inventory credit line with Finova Capital Corporation. The Credit Agreement contained the following credit sublimits: (i) a $10 million accounts receivable-based credit line, (ii) a $10 million inventory floorplan credit line to finance product purchased directly from Lucent Technologies, Inc. ("Lucent") or an approved Lucent distributor, and (iii) a $1.5 million supplemental inventory-based credit line. Borrowings under the accounts receivable line were advanced at 80% of eligible receivables, while borrowings under the supplemental inventory-based line were advanced at 50% of the cost of eligible refurbished inventory, and between 50-100% of the cost of new equipment purchased from Lucent, or an approved Lucent distributor, through DFS's floorplan financing program. Borrowings were at prime plus .50% (9.0% at December 31, 1999). Borrowings under the $10 million inventory floorplan credit line, which were $1,175,000 at December 31, 1999, were repayable, interest-free in either two or three equal monthly installments. The facility called for a commitment fee of .09% of the aggregate credit line. There were no compensating balance requirements. The Credit Agreement restricted the Company from the payment of dividends without the consent of DFS, and required the Company to maintain a minimum tangible net worth of $5.75 million on and after December 31, 1999. The Credit Agreement also contained covenants requiring the Company to maintain certain debt-to-equity, interest coverage and current asset ratios, and minimum profitability levels.

      On September 27, 2000, the Company entered into a two-year, $8 million revolving loan agreement (the "Loan Agreement") with FUNB, replacing the DFS credit facility. Under the terms of the FUNB Loan Agreement, borrowings are advanced at 75% of eligible accounts receivable (primarily receivables that are less than 90 days old), and at 50% of the value of eligible inventory (inventory that was purchased new or refurbished and ready for sale), provided that the amount advanced against eligible inventory shall not exceed $2 million. The interest rate charged the Company on outstanding borrowings is the LIBOR Market Index Rate plus 2.5% (4.37 % at December 31, 2001). The Company is also charged an availability fee equal to .25% per annum on the unused portion of the available credit line. Since it was the Company's intent to maintain this credit facility for longer than one year, borrowings at December 31, 2000 were classified as long-term debt. The Loan Agreement restricts the Company from the payment of dividends without the consent of FUNB, and requires the Company to maintain a minimum tangible net worth of $6 million
at all times.   The Loan Agreement also contains financial covenants
requiring the Company to maintain certain debt-to-equity and funds flow coverage ratios. On December 19, 2001, the Loan Agreement was modified to suspend the measurement date of the funds flow coverage ratio until the first quarter ending March 31, 2002. As a result, the Company was in compliance with its loan requirements at December 31, 2001. The Company currently anticipates that it will not be in compliance with its funds flow coverage ratio at March 31, 2002, and has started discussions with its bank on further amending its covenants. The Company anticipates that it will be able to reach agreement on a modification of its loan covenants, and that it will continue its current credit facility on terms substantially similar to its current terms. As of December 31, 2001, the Company did not have any outstanding borrowings under the $8 million facility, and approximately $2,722,000 was available under various borrowing formulas. The average and highest amounts borrowed during the year ended December 31, 2001 were approximately $1,896,000 and $2,876,000, respectively.

      (b) In May 1997, the Company entered into a five year, noncancelable lease agreement to finance $419,000 of office furniture, equipment and computer equipment acquired in connection with the Company's facility relocation. Monthly lease payments are $9,589, with a $1.00 purchase option at the end of the lease. The effective interest rate on the capitalized lease obligation is 13.29%. As of December 31, 2001, the future minimum annual lease payments, all payable in 2002, total $37,556, of which amount $1,015 represents interest.

      The carrying values of the Company's borrowings approximated their fair values at December 31, 2001 and 2000.

6.  FORMATION AND ACQUISITION OF INFINET SYSTEMS, LLC

      Effective February 1, 2001, the Company entered into a joint venture agreement with TriNet Business Trust ("TriNET"), forming a limited liability corporation operating under the name of InfiNet Systems, LLC ("InfiNet"). Under the agreement, the Company had a 50.1% ownership interest, and TriNET had a 49.9% ownership interest. With operations based in East Hartford, CT, InfiNet is an Avaya dealer, authorized to sell new Avaya telecommunications systems primarily to customers within the State of Connecticut and various counties in the State of New York. InfiNet was initially funded by an aggregate capital contribution of $50,000. InfiNet recorded revenues, net of intercompany sales to the Company, of $4,666,000 and net income of $256,000 from its inception to December 31, 2001. InfiNet's total assets at December 31, 2001 were $1,150,000. Since the Company owns greater than a 50% interest in, and exercises significant control over, InfiNet, the financial statements of InfiNet have been consolidated herein. All intercompany balances and transactions have been eliminated.

      In February, 2002, the Company acquired, effective January 1, 2002, TriNET's 49.9% ownership interest in InfiNet for an aggregate cash purchase price of $153,334. The acquisition will be accounted for as a purchase in fiscal 2002.

7.  STOCK OPTIONS

      The Company's 1992 Stock Option Plan ("1992 Plan") permits the granting of options to employees, directors and consultants of the Company, which shall be either incentive stock options ("ISOs") as defined under
Section 422 of the Internal Revenue Code, or non-qualified stock options ("NSOs"). ISOs may be granted at no less than market value at the time of grant, with a maximum term of ten years except, for a 10% or more stockholder, the exercise price shall not be less than 110% of market value, with a maximum term of five years. NSOs may be granted at no less than 50% of market value at the time of granting, with a maximum term of 10 years. The maximum number of shares issuable under the 1992 Plan, which expires May 1, 2002, was originally 3,500,000. During 2001, in connection with the adoption of an Employee Stock Purchase Plan, the Company reduced the number of shares issuable under the 1992 Plan to 3,250,000. Options currently granted expire on various dates through 2011. A summary of stock option transactions for each of the three years in the period ended December 31, 2001 is as follows:


                                                                  Weighted
                                                                   Average
                                      Number       Exercise       Exercise
                                    of Shares     Price Range       Price
--------------------------------------------------------------------------

Outstanding at December 31, 1998    1,761,429    $1.19 - 11.80     $2.04
Granted                                92,017     1.12 -  2.56      1.89
Exercised                              (8,000)            2.00      2.00
Canceled or expired                   (53,100)    1.19 -  6.70      2.42
--------------------------------------------------------------------------
Outstanding at December 31, 1999    1,792,346    $1.12 - 11.80     $2.02
Granted                               366,900     1.19 -  2.00      1.42
Exercised                                   -                -         -
Canceled or expired                  (208,210)    1.12 -  2.69      1.92
--------------------------------------------------------------------------
Outstanding at December 31, 2000    1,951,036    $1.12 - 11.80     $1.92
Granted                               379,300      .68 -  2.04      1.53
Exercised                                   -                -         -
Canceled or expired                  (455,530)    1.12 -  3.12      1.65
--------------------------------------------------------------------------
Outstanding at December 31, 2001    1,874,806    $ .68 -  1.80     $1.91
==========================================================================
As of December 31, 2001:
  Exercisable                       1,398,806    $1.12 - 11.80     $1.99
  Available for future grant        1,363,236


      The following summarizes information about stock options outstanding and exercisable as of December 31, 2001:

                                     Options Outstanding                           Options Exercisable
                   -------------------------------------------------------    -----------------------------
                                       Weighted Avg.
   Range of           Number             Remaining           Weighted Avg.       Number       Weighted Avg.
Exercise Prices    Outstanding    Contractual Life (Yrs)    Exercise Price    Exercisable    Exercise Price
---------------    -----------    ----------------------    --------------    -----------    --------------

 $ .68 -  1.00          6,000              9.8                  $ .75                  -         $   -
 $1.01 -  1.50        319,400              7.7                   1.29            172,650          1.44
 $1.51 -  2.00      1,464,556              6.0                   1.96          1,192,806          1.97
 $2.01 -  5.00         70,500              7.7                   2.39             19,000          3.30
 $5.01 - 11.80         14,350              2.4                   8.55             14,350          8.55
-----------------------------------------------------------------------------------------------------------
 Total              1,874,806              6.4                  $1.91          1,398,806         $1.99
===========================================================================================================


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


                                               2001                     2000                     1999
                                       ---------------------    ---------------------    ---------------------
                                          As                       As                       As
                                       Reported    Pro forma    Reported    Pro forma    Reported    Pro forma
                                       --------    ---------    --------    ---------    --------    ---------

Net income (loss)                      $(1,708)    $(1,958)      $1,753      $1,380         $57       $(262)
Basic net income (loss) per share         (.52)       (.60)         .54         .42         .02        (.08)
Diluted net income (loss) per share       (.52)       (.60)         .54         .42         .02        (.08)
                                       =======================================================================


      The fair value of stock options used to compute pro forma net income
(loss) and net income (loss) per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for 2001, 2000, and 1999; expected volatility of 115% for 2001, 117% for 2000, and 194% for 1999; risk-free interest rate of 4.3% for 2001, 5.7% for 2000, and 5.5% for 1999; and an expected option holding period of 5 years for 2001, 2000, and 1999. The weighted average fair value of options granted during 2001, 2000, and 1999 was $1.24, $1.17, and $1.59, respectively.

8.  STOCKHOLDERS' EQUITY

      As of December 31, 2001, the following securities were outstanding:

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

      (c) 1,137,923 Redeemable Class A Common Stock Purchase Warrants ("Class A Warrant"), and 1,137,923 Redeemable Class B Common Stock Purchase Warrants ("Class B Warrant"), each exercisable at $2.00 per share, and entitling the holder to purchase one share of common stock. These warrants expire June 30, 2002. The warrants are redeemable at the option of the Company at $.10 per warrant, provided the average of the last reported sales price for twenty consecutive business days, ending five days before notice of the redemption is given, of the common stock exceeds $2.90 per share.

      (d) 89,948 Representative Warrants to purchase 89,948 units at an exercise price of $2.90 per unit. Each unit consists of one share of common stock, one Class A Warrant and one Class B Warrant. The Representative Warrants were issued in 1996 to the Company's underwriter in connection with a secondary offering of securities, and they expire June 30, 2002.

9.  LEASES AND OTHER COMMITMENTS AND CONTINGENCIES

      The Company leases 49,897 square feet of office and warehouse space under non-cancelable leases expiring December 31, 2004. The leases contain two, three-year renewal options. As of December 31, 2001, future minimum annual rental payments were as follows: $255,945 for 2002, $257,104 for 2003 and $257,104 for 2004. Rent expense, which included short-term rentals of warehouse space in 2000 and 1999, was $250,146 in 2001, $277,624 in 2000
and $225,229 in 1999.

      Effective January 1, 1998, the Company entered into a ten-year employment agreement with the Chief Executive Officer ("CEO"). The agreement provides for five years of full-time employment (the "Active Period"), and five years of limited employment (the "Limited Period"). The Limited Period commences January 1, 2003. The CEO's annual base salary was set at $300,000 for calendar years 2000 through 2002. During the Limited Period, the CEO will be paid an annual amount equal to one-third of the base salary rate in effect at the commencement of the Limited Period, as consideration for up to fifty days of active service per year. The agreement provides that the CEO will be eligible for an annual bonus of up to 50% of base salary during the term of the agreement, and $1,500,000 in life insurance for the benefit of the CEO's named designee. The agreement also provides severance pay for the CEO during the term should the Company terminate the agreement without cause, or in the event of a change in control of the Company, as defined. During the Active Period, severance pay will equal three times (i) the amount of the then-current base pay, plus (ii) the average bonus paid during the three most recent calendar years. During the Limited Period, severance pay will equal the total amount that would have been due for the time remaining in the Limited Period. The CEO was also granted an option in January 1998 to purchase up to 500,000 shares of common stock at the fair market value on the date of grant.

      The aforementioned agreement was amended effective August 1, 2001 to reduce the CEO's annual base salary to $200,000 from August 1, 2001 through December 31, 2002 (the CEO's base salary had previously been reduced to $285,000 in April, 2001) and to increase the amount of base salary payable to the CEO during the initial year of the Limited Period by the total amount of the salary reductions imposed during calendar years 2001 and 2002. The amendment also fixed the CEO's base salary at $300,000 for the purpose of computing compensation entitlements during the Limited Period, and to provide that severance otherwise payable to the CEO under the agreement would not be diminished by the salary reductions.

      In October 1998, the Company entered into a license agreement with Lucent, under which the Company was granted a non-exclusive license to use the Classic Lucent TM trademark in connection with the refurbishing, marketing and sale of Lucent products sold under the ARS Agreement. In October 2000, the license agreement was transferred to Avaya and, on February 2, 2001 both the ARS and license agreements were extended to December 31, 2003. Under the license agreement, the Company is required to pay Avaya license fees based upon the sales price of Classic Avaya products sold by the Company. Over the period of the license agreement, said fees have ranged from 10% to 6.5% (6.5% effective October 1, 2001). The Company recorded in cost of revenues approximately $1,341,000, $2,097,000 and $1,530,000 of fee expense in 2001, 2000 and 1999, respectively.

10.  EMPLOYEE BENEFIT PLANS

      The Company maintains a Supplemental Executive Retirement Plan ("SERP") for the benefit of its CEO. The SERP is a "target" benefit plan, structured to provide the CEO with an annual retirement benefit, payable over 15 years beginning at age 65, in an amount equal to one-third of the CEO's average final three-year salary, however in no event less than $100,000 per year. The SERP is being funded through a Company-owned life insurance policy which has a projected $50,000 annual premium for ten years. The cash surrender value of this policy was $140,340 and $128,078 at December 31, 2001 and 2000, respectively. The Company used the Projected Unit Credit Method and a 7% interest rate in determining the amount of benefit obligation expense to accrue each year. The following table shows the changes in the benefit obligation in each of the two years ended December 31 (in thousands):


                                                 2001    2000
      -------------------------------------------------------
      Benefit obligation at beginning of year    $182    $113
      Service cost                                 61      57
      Interest cost                                17      12
      -------------------------------------------------------
      Benefit obligation at end of year          $260    $182
      =======================================================


      The Company provides a split dollar life insurance program for certain of its officers as a means of providing a life insurance benefit and a future retirement benefit. Under this program, the Company may make discretionary contributions of up to 10% of each participant's annual compensation, and such contributions amounted to $49,506 in 2001, $71,167 in 2000 and $67,660 in 1999. The Company recognized expense of $34,231 in 2001, $45,849 in 2000 and $26,928 in 1999. The accumulated value of each participant's account vests with the participant over a ten year period, based on years of service, with each participant 100% vested upon the later of attainment of age 65 or the completion of five years of service with the Company.

      Employee Stock Purchase Plan ("ESPP")
      -------------------------------------

      In September, 2001, the Company established an ESPP, following stockholder approval, under which an initial 250,000 shares of common stock could be sold to employees. Beginning in 2003, an annual increase of the lesser of (i) 100,000 shares of common stock, (ii) 2% of the Company's issued and outstanding capital stock on January 1 of such year, and (iii) an amount determined by the Company's board of directors, can be added to the ESPP. The ESPP covers all employees working more than 20 hours per week, excluding employees owning 5% or more of the combined voting power of all classes of shares of the Company or its subsidiary corporations. The ESPP provides for six-month "offering periods" beginning September 14, 2001, with a final offering period beginning March 1, 2011, and during such periods employees can participate through payroll deductions of up to 10% of their earnings. At the end of each offering period, initially February 28, 2002, the participating employees will be able to purchase stock at a 15% discount to the market price of Company stock at either the beginning or end of the offering period, whichever is lower. Shares purchased through the ESPP cannot exceed $25,000 in fair market value per person per calendar year. The shares purchased are allocated to an account established for each participant at a brokerage firm. As of December 31, 2001, employees had contributed $18,475 into the plan. The shares issuable pursuant to the ESPP were registered on Form S-8 (No. 333-69290) dated September 11, 2001.

11.  INCOME TAXES

      The following table provides a summary of the current and deferred components of the (benefit) provision for federal and state income taxes attributable to earnings before income taxes for the three years ended December 31 (in thousands):


                                              2001    2000      1999
      --------------------------------------------------------------
      Federal income tax expense:
        Current                               $ -     $  37     $ -
        Deferred                                -      (406)      -
      State income tax expense
        Current                                17        23      (2)
        Deferred                                -       (49)      -
      --------------------------------------------------------------
      Provision (benefit) for income taxes    $17     $(395)    $(2)
      ==============================================================


      Differences between the tax (benefit) expense reflected in the financial statements and the amounts calculated at the federal statutory income tax rate of 34% for the three years ended December 31 are as follows (in thousands):


                                                           2001      2000     1999
      ----------------------------------------------------------------------------

      Income tax provision (benefit) at statutory rate    $(581)    $ 458     $ 19
      Increase (reduction) in income taxes
       resulting from:
      State and local income taxes, net of federal
       income tax benefit                                   (11)      (66)      12
      Non-deductible life insurance                          25        24       33
      Non-deductible meals and entertainment                 19        26       20
      Utilization of net operating loss                       -      (690)    (125)
      Change in valuation allowance                         565      (148)      38
      Other                                                   -         1        1
      ----------------------------------------------------------------------------
      Provision (benefit) for income taxes                $  17     $(395)    $ (2)
      ============================================================================


      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows (dollars in thousands):


                                                            2001     2000
      -------------------------------------------------------------------

      Deferred tax assets:
      Allowance for doubtful accounts                      $   60    $ 98
      Inventory capitalization and allowances                 552     380
      Accrued vacation                                         57      84
      Other                                                   103      73
      Net operating loss and capital loss carryforwards       722     275
      -------------------------------------------------------------------
      Total gross deferred tax assets                       1,494     910
      Less: valuation allowance                            (1,039)   (455)
      -------------------------------------------------------------------
      Net deferred tax assets                              $  455    $455
      ===================================================================


      The Company has federal net operating loss carryforwards of approximately $1,900,000 which expire through 2021. A full valuation allowance of the entire net deferred tax asset was warranted for 1999 due to the Company's history of cumulative operating losses. In 2000, the valuation allowance was reduced to approximately $455,000 as a result of positive earnings in 2000 and partial utilization of the Company's net operating loss carryforwards. In 2001, the valuation allowance was increased by an amount which fully offsets the increase in the Company's deferred tax assets as of December 31, 2001. Management believes that the present valuation allowance is prudent due to the historical volatility of earnings.

12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized quarterly financial data for 2001 and 2000 is as follows (in thousands except earnings (loss) per share):


                                                                       Quarter
---------------------------------------------------------------------------------------------
2001                                                    First     Second     Third     Fourth
---------------------------------------------------------------------------------------------

Net Sales                                               $9,294    $8,016     $8,762    $7,267
Gross Profit                                             2,425     1,331      1,989       913
Net income (loss)                                          154    (1,133)        10      (739)
Basic and diluted earnings (loss) per common share         .05      (.35)         -      (.52)
Weighted average common shares outstanding - Basic       3,272     3,272      3,272     3,272
Weighted average common shares outstanding - Diluted     3,357     3,302      3,272     3,272
=============================================================================================





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
===============================================================================================


13.  RELATED PARTY TRANSACTIONS

      During the years ended December 31, 2001 and 2000, and continuing into 2002, the Company has engaged PFS Venture Group LLC ("PFS") to assist the Company with its strategic reorganization initiatives. PFS is in the business of providing consulting services to small to mid-size companies. PFS is owned by Mr. Bruce S. Phillips who, in June 2001, became a director of the Company. Under the terms of the current agreement, PFS receives a monthly fee of $7,000 plus a monthly stock option grant to purchase 3,500 shares of common stock at an exercise price of $1.50 per share. The current agreement is on a month-to-month basis, and can be terminated upon three-month's notice. The Company expensed $121,000 in 2001 and $97,000 in 2000 under this agreement.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Farmstead Telephone Group, Inc.

We have audited the consolidated financial statements of Farmstead Telephone Group, Inc. and subsidiaries (the "Company") as of December 31, 2001, and for the year then ended, and have issued our report thereon dated February 21, 2002; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audit also includes the financial statement schedule of Farmstead Telephone Group, Inc. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DISANTO BERTOLINE & COMPANY, P.C.
Glastonbury, Connecticut
February 21, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Farmstead Telephone Group, Inc.
East Hartford, Connecticut

We have audited the consolidated financial statements of Farmstead Telephone Group, Inc. and subsidiary (the "Company") as of December 31, 2000 , and for each of the two years in the period ended December 31, 2000, and have issued our report thereon dated February 21, 2001; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Farmstead Telephone Group, Inc. for each of the two years in the period ended December 31, 2000, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Hartford , Connecticut
February 21, 2001

SCHEDULE II:  VALUATION AND QUALIFYING ACCOUNTS
                    (In thousands)


                                                       Column C- Additions
                                                    ------------------------
                                     Column B-          (1)           (2)                      Column E-
                                     Balance at     Charged to    Charged to                   Balance at
                                    beginning of    costs and        other       Column D-       End of
      Column A- Description            period        expenses      accounts     Deductions*      period
      ---------------------         ------------    ----------    ----------    -----------    ----------

Allowance for doubtful accounts:

  Year ended December 31, 2001          $244          $  104                       $198          $  150

  Year ended December 31, 2000           266              92                        114             244

  Year ended December 31, 1999           287              23                         44             266

Inventory valuation reserves:

  Year ended December 31, 2001           935           1,443                        996           1,382

  Year ended December 31, 2000           128             947                        140             935

  Year ended December 31, 1999            57             155                         84             128

--------------------
* Represents write-offs of inventories and uncollectible accounts receivable.

INDEX TO EXHIBITS

      The following documents are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included such document.

      3(a) Certificate of Incorporation [Exhibit 3(a) to the S-18 Registration Statement of the Company's securities declared effective on April 13, 1987 (File No. 3-9556B)]
      3(b) Certificate of Amendment of Certificate of Incorporation [Exhibit 3(a) to Amendment No. 2 to SB-2 Registration Statement dated July 22, 1996 (Registration No. 333-5103)]
      3(c) Certificate of Amendment of Certificate of Incorporation of Farmstead Telephone Group, Inc., dated July 10, 1991 [Exhibit
              10.12 to the Annual Report on Form 10-K for the year ended December 31, 1991]
      3(d) Amended and Restated By-Laws [Exhibit 3(d) to the Annual Report on Form 10-K for the year ended December 31, 2000]
      3(e) Certificate of Amendment of Certificate of Incorporation of Farmstead Telephone Group, Inc. dated July 9, 2001 [Exhibit 3(e) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]
      4(a) Form of Unit Warrant [ Exhibit 4(a) to the S-18 Registration Statement of the Company's securities declared effective on April 13, 1987 (File No. 3-9556B)]
      4(b) Amended Form of Underwriter's Option [ Exhibit 4(b) to the S-18 Registration Statement of the Company's securities declared effective on April 13, 1987 (File No. 3-9556B)]
      4(c) Resolutions adopted by Unanimous Written Consent of the Company's Board Of Directors dated as of July 9, 1992 amending terms of Warrants and Underwriter's Options [Exhibit 4(a) to the Form S-3 Registration Statement of the Company's securities declared effective on October 29, 1992 (Registration No. 33-50432)]
      4(d) Amended 1992 Stock Option Plan [Exhibit to the Proxy Statement on Schedule 14A filed April 14, 1998 (File No. 001-12155)]
      4(e) Form of Underwriter's Warrant Agreement (including Form of Underwriter's Warrant) [Exhibit 4.2 to the SB-2 Registration Statement dated June 3, 1996 (Registration No. 333-5103)]
      4(f) Form of Warrant Certificate [Exhibit 4.1 to Amendment No. 2 to SB-2 Registration Statement dated July 22, 1996 (Registration No. 333-5103)]
      4(g) Form of Warrant Agreement [Exhibit 4.3 to Amendment No. 2 to SB-2 Registration Statement dated July 22, 1996 (Registration No. 333-5103)]
      4(h) Form of Unit Certificate [Exhibit 4.4 to Amendment No. 2 to SB-2 Registration Statement dated July 22, 1996 (Registration No. 333-5103)]
      4(i) Resolutions adopted by the Company's Board of Directors June 18, 1998, amending terms of Warrants and Underwriter's Options [Exhibit 4(I) to the Annual Report on Form 10-KSB for the year ended December 31, 1998]
      4(j) Resolutions adopted by the Company's Board of Directors July 19, 2001, amending terms of warrants and Underwriter's Options. [Exhibit 4(j) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]
      10(a) Commercial Revolving Loan and Security Agreement dated June 5, 1995, between Farmstead Telephone Group, Inc. and Affiliated Business Credit Corporation [Exhibit 10.2 to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 1995]
      10(b) Letter agreement dated March 11, 1996, amending the Commercial Revolving Loan and Security Agreement dated June 5, 1995 between Farmstead Telephone Group, Inc. and Affiliated Business Credit Corporation [Exhibit 10.1 to the Annual Report on Form 10-KSB for the year ended December 31, 1995]
      10(c) Form of Underwriter's Consulting Agreement [ Exhibit 10.1 to the SB-2 Registration Statement dated June 3, 1996 (Registration No. 333-5103)]
      10(d) Letter of Agreement dated June 3, 1996 between Farmstead Telephone Group, Inc. and Lucent Technologies, Inc. [Exhibit
              10.2 to Amendment No. 1 to SB-2 Registration Statement dated July 22, 1996 (Registration No. 333-5103)]
      10(e) Agreement of Lease By and between Tolland Enterprises and Farmstead Telephone Group, Inc., dated November 5, 1996 [Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996]

      10(f) Letter agreement dated as of May 30, 1997 by and among Farmstead Telephone Group, Inc. (the "Borrower"), Farmstead Asset Management Services, LLC (the "Guarantor") and First Union Bank of Connecticut (successor-in-interest to Affiliated Business Credit Corporation) (the "Lender"), amending the Commercial Revolving Loan and Security Agreement dated June 5, 1995, as amended, between Borrower and Lender [Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997]
      10(g) Third Amended and Restated Revolving Promissory Note, dated June 6, 1997, in the amount of $3,500,000 [Exhibit 10.2 to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997]
      10(h) Agreement for Wholesale Financing, dated June 6, 1997, and related letter agreement dated June 3, 1997 [Exhibit 10.3 to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997]
      10(i) Letter agreement dated as of December 1, 1997 by and among Farmstead Telephone Group, Inc. (the "Borrower"), Farmstead Asset Management Services, LLC (the "Guarantor") and First Union National Bank (successor-in-interest to Affiliated Business Credit Corporation), amending the Commercial Revolving Loan and Security Agreement dated June 5, 1995, and as amended May 30, 1997 [Exhibit 10.4 to the Annual Report on Form 10-KSB for the year ended December 31, 1997]
      10(j) Employment Agreement dated as of January 1, 1998 between Farmstead Telephone Group, Inc. and George J. Taylor, Jr. [Exhibit 10.5 to the Annual Report on Form 10-KSB for the year ended December 31, 1997]
      10(k) Supplemental Executive Retirement Plan, effective as of January 1, 1998 [Exhibit 10.6 to the Annual Report on Form 10-KSB for the year ended December 31, 1997]
      10(l) ARS Dealer Agreement Between Lucent Technologies and Farmstead Telephone Group, Inc. For Business Communications Systems [Exhibit 10(s) to the Annual Report on Form 10-KSB for the year ended December 31, 1998]
      10(m) ARS License Agreement Between Lucent Technologies and Farmstead Telephone Group, Inc. For Authorized Remarketing Supplier Program [Exhibit 10(t) to the Annual Report on Form 10-KSB for the year ended December 31, 1998]
      10(n) Letter agreement dated as of August 24, 1998 between Farmstead Telephone Group, Inc. and First Union National Bank, amending the Commercial Revolving Loan and Security Agreement dated June 5, 1995, as amended [Exhibit 10(u) to the Annual Report on Form 10-KSB for the year ended December 31, 1998]
      10(o) Letter agreement dated as of September 29, 1998 between Farmstead Telephone Group, Inc. and First Union National Bank, amending the Commercial Revolving Loan and Security Agreement dated June 5, 1995, as amended [Exhibit 10(v) to the Annual Report on Form 10-KSB for the year ended December 31, 1998]
      10(p) Letter agreement dated as of October 15, 1998 between Farmstead Telephone Group, Inc. and First Union National Bank, amending the Commercial Revolving Loan and Security Agreement dated June 5, 1995, as amended [Exhibit 10(w) to the Annual Report on Form 10-KSB for the year ended December 31, 1998]
      10(q) Letter agreement dated as of January 1, 1999 between Farmstead Telephone Group, Inc. and First Union National Bank, amending the Commercial Revolving Loan and Security Agreement dated June 5, 1995, as amended [Exhibit 10(x) to the Annual Report on Form 10-KSB for the year ended December 31, 1998]
      10(r) Finova Capital Corporation letter agreement dated October 5, 1998 [Exhibit 10(y) to the Annual Report on Form 10-KSB for the year ended December 31, 1998]
      10(s) Finova Capital Corporation letter agreement dated February 4, 1999 [Exhibit 10(z) to the Annual Report on Form 10-KSB for the year ended December 31, 1998]
      10(t) Finova Capital Corporation letter agreement dated March 24, 1999 [Exhibit 10(aa) to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999]
      10(u) Business Financing Agreement, dated June 14, 1999, between Deutsche Financial Services Corporation and Farmstead Telephone Group, Inc. [Exhibit 10(bb) to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999]
      10(v) Rider #1 to Lease Dated November 5, 1996 By and Between Tolland Enterprises ("Landlord") and Farmstead Telephone Group, Inc. ("Tenant"), attached as of May 27, 1999 [Exhibit 10(cc) to the Annual Report on Form 10-K for the year ended December 31, 1999]

      10(w)   First Amendment of Lease, dated June 30, 1999, By and Between
              Tolland Enterprises ("Landlord") and Farmstead Telephone
              Group, Inc. ("Tenant") [Exhibit 10(dd) to the Annual Report
              on Form 10-K for the year ended December 31, 1999]
      10(x)   Loan Agreement, dated September 27, 2000 between First Union
              National Bank  and Farmstead Telephone Group, Inc. [Exhibit
              10(ee) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000]
      10(y)   Promissory Note, dated September 27, 2000 between First Union
              National Bank  and Farmstead Telephone Group, Inc. [Exhibit
              10(ff) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000]
      10(z)   Employment Agreement dated as of January 1, 2000 between
              Farmstead Telephone Group, Inc. and Robert G. LaVigne
              [Exhibit 10(ee) to the Annual Report on Form 10-K for the
              year ended December 31, 2000]
      10(aa)  Amendment to Lucent ARS License Agreement Between Lucent
              Technologies Inc. and Farmstead Telephone Group, Inc., dated
              February 2, 2001. [Exhibit 10(ff) to the Annual Report on
              Form 10-K for the year ended December 31, 2000]
      10(bb)  Amendment to Lucent ARS Dealer Agreement Between Lucent
              Technologies Inc. and Farmstead Telephone Group, Inc., dated
              February 2, 2001. [Exhibit 10(gg) to the Annual Report on
              Form 10-K for the year ended December 31, 2000]
      10(cc)  Farmstead Telephone Group, Inc. Employee Stock Purchase Plan
              [Appendix B to the to the Proxy Statement on Schedule 14A
              filed April 13, 2001 for the 2001 Annual Meeting of
              Stockholders]
      10(dd)  Limited Liability Company Agreement of InfiNet Systems LLC,
              effective February 1, 2001
      10(ee)  First Modification to Loan Agreement, entered into December
              19, 2001
      10(ff)  Restated First Addendum To That Certain Employment Agreement
              Between Farmstead Telephone Group, Inc. and George J. Taylor,
              Jr., effective August 1, 2001.
      16      Letter re change in certifying accountants [Exhibit 16 to
              Form 8-K dated October 23, 2001]
      21      Subsidiaries
      23(a)   Consent of DiSanto Bertoline & Company, P.C.
      23(b)   Consent of Deloitte & Touche LLP