Form 10-Q
period 2002-03-31
FARMSTEAD TELEPHONE GROUP INC
filed 2002-05-15
CIK 804331

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the quarterly period ended March 31, 2002

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

      As of April 15, 2002, the registrant had 3,288,610 shares of its $0.001 par value Common Stock outstanding.

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       FARMSTEAD TELEPHONE GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                                          March 31,    December 31,
(In thousands)                                                              2002           2001
---------------------------------------------------------------------------------------------------
                                                                         (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                               $  1,184      $  1,479
  Accounts receivable, less allowance for doubtful accounts                  3,334         3,133
  Inventories                                                                4,122         4,427
  Deferred income taxes                                                         91            91
  Other current assets                                                         149            98
---------------------------------------------------------------------------------------------------
Total Current Assets                                                         8,880         9,228
---------------------------------------------------------------------------------------------------
Property and equipment, net                                                    468           505
Non-current deferred income taxes                                              364           364
Goodwill (Note 5)                                                              128             -
Other assets                                                                   319           245
---------------------------------------------------------------------------------------------------
Total Assets                                                              $ 10,159      $ 10,342
===================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                        $  1,883      $  2,794
  Debt maturing within one year (Note 2)                                     1,277            37
   Accrued expenses and other current liabilities (Note 3)                     467           567
---------------------------------------------------------------------------------------------------
Total Current Liabilities                                                    3,627         3,398
Other liabilities                                                              281           260
---------------------------------------------------------------------------------------------------
Total Liabilities                                                            3,908         3,658
---------------------------------------------------------------------------------------------------

Minority Interest in Subsidiary (Note 5)                                         -           153

Stockholders' Equity:
  Preferred stock, $0.001 par value; 2,000,000 shares authorized; no
    shares issued and outstanding                                                -             -

  Common stock, $0.001 par value; 30,000,000 shares authorized;
    3,288,610 and 3,272,579 shares issued and outstanding at
    March 31, 2002 and December 31, 2001, respectively                           3             3

  Additional paid-in capital                                                12,306        12,285
  Accumulated deficit                                                       (6,058)       (5,757)
---------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                   6,251         6,531
---------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                $ 10,159      $ 10,342
===================================================================================================

See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                 Three Months Ended March 31, 2002 and 2001

(In thousands, except per share amounts)                               2002         2001
-----------------------------------------------------------------------------------------

Revenues                                                             $ 6,027      $ 9,294
Cost of revenues                                                       4,721        6,869
-----------------------------------------------------------------------------------------
Gross profit                                                           1,306        2,425
Selling, general and administrative expenses                           1,660        2,131
-----------------------------------------------------------------------------------------
Operating income (loss)                                                 (354)         294
Interest expense                                                         (12)         (41)
Other income                                                              71           11
-----------------------------------------------------------------------------------------
Income (loss) before income taxes and minority interest in
  income of subsidiary                                                  (295)         264
Provision for income taxes                                                 6           18
-----------------------------------------------------------------------------------------
Income (loss) before minority interest in income of subsidiary          (301)         246
Minority interest in income of subsidiary                                  -           92
-----------------------------------------------------------------------------------------
Net income (loss)                                                     $ (301)      $  154
-----------------------------------------------------------------------------------------

Basic and diluted net income (loss) per common share                  $ (.09)      $  .05
Weighted average common shares outstanding:
  Basic                                                                3,281        3,273
  Diluted                                                              3,289        3,357
-----------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                 Three Months Ended March 31, 2002 and 2001

(In thousands)                                                        2002          2001
-----------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income (loss)                                                 $  (301)      $   154
  Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
    Depreciation and amortization                                        62            62
    Minority interest in income of subsidiary                             -            92
    Value of compensatory stock options issued                           11            10
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                       (201)        1,590
      Decrease (increase) in inventories                                305        (1,369)
      Increase in other assets                                         (125)         (128)
      Decrease in accounts payable                                     (911)         (176)
      Decrease in accrued expenses and other
       current liabilities                                             (100)         (849)
      Increase in other liabilities                                      21            19
-----------------------------------------------------------------------------------------
    Net cash used in operating activities                            (1,239)         (595)
-----------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property and equipment                                   (25)          (14)
  Acquisition of InfiNet                                               (153)            -
-----------------------------------------------------------------------------------------
    Net cash used in investing activities                              (178)          (14)
-----------------------------------------------------------------------------------------
Cash flows from financing activities:
  Borrowings under revolving credit line                              1,268           930
  Repayments of capital lease obligation                                (28)          (26)
  Issuance of common stock                                               10             -
  Capital contribution from (distribution to) minority
   interest partner                                                    (128)           25
-----------------------------------------------------------------------------------------
    Net cash provided by financing activities                         1,122           929
-----------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                   (295)          320
Cash and cash equivalents at beginning of period                      1,479           374
-----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                          $ 1,184       $   694
-----------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                        $    9        $    41
    Income taxes                                                         9             77

See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note 1.  Basis of Presentation

      The consolidated financial statements presented herein consist of the accounts of Farmstead Telephone Group, Inc. and its wholly-owned subsidiaries, FTG Venture Corporation (inactive) and InfiNet Systems, LLC (which became wholly-owned effective January 1, 2002; prior thereto the Company owned a 50.1% interest. See Note 5 for further information on InfiNet). The interim consolidated financial statements and notes presented herein are unaudited, however in the opinion of management these statements reflect all adjustments, consisting of adjustments that are of a normal recurring nature, which are necessary for a fair statement of results for
the interim periods presented.   The results of operations for the interim
periods are not necessarily indicative of the results for the entire fiscal year. This Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2.  Debt Maturing Within One Year

      Outstanding borrowings under the Company's revolving credit facility with First Union National Bank were $1,268,000 and $0 at March 31, 2002 and December 31, 2001, respectively. As of March 31, 2002, the unused portion of the revolving credit facility was approximately $6.7 million, of which approximately $1,364,000 was available under various borrowing formulas. The average and highest amounts borrowed during the three months ended March 31, 2002 were approximately $918,000 and $1,514,000, respectively.

      As a result of the net loss for the three months ended March 31, 2002, the Company was not in compliance with its funds flow coverage ratio. In addition, due to continued losses, the Company was not in compliance with its tangible net worth covenant at April 30, 2002, which required a minimum $6 million tangible net worth, as defined, at all times. On May 10, 2002 the Company was granted a waiver of these covenant violations as consideration for the following modifications to be made to its loan agreement: (i) the overall credit line was reduced from $8 million to $4 million; (ii) the advance rate formula on inventory was modified from 50% of eligible inventory with a cap of $2 million, to 50% of eligible inventory with a revised cap equal to 50% of eligible accounts receivable;
(iii) the minimum amount of tangible net worth required was reduced from $6 million to $5.5 million; (iv) the funds flow ratio covenant was eliminated for the remainder of the term of the agreement (the loan agreement expires September 27, 2002) and (v) the borrowing rate was increased from the average 30-day London Interbank Offered Rate ("LIBOR") plus 250 basis points to LIBOR plus 300 basis points. In consideration of the covenant waiver, the Company was charged $5,000. The pro forma impact of these loan modifications is a reduction in the March 31, 2002 unused portion of the credit facility from $6.7 million to $2.7 million, and a reduction in the March 31, 2002 borrowing availability from approximately $1,364,000 to approximately $817,000.

      Should the Company continue to default on its financial covenants, the bank could elect to terminate the credit facility, which is otherwise scheduled to expire in September 2002, or decide not to extend the facility for another term. Should that happen, other sources of working capital could be more expensive and possibly not obtainable until the Company could demonstrate improved operating results. No assurances can be given that the Company will have sufficient cash resources to finance future growth, and it may become necessary to seek additional financing for such purpose.

      Debt maturing within one year also included $8,789 and $37,556 at March 31, 2002 and December 31, 2001, respectively, representing the remaining payments under a capital lease obligation.

Note 3.  Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consisted of the following (in thousands):

                                                   March 31,   December 31,
                                                     2002         2001
---------------------------------------------------------------------------

Salaries, commissions and benefits                  $ 286        $ 420
License fees payable to Avaya                          67           42
Other                                                 114          105
---------------------------------------------------------------------------
Accrued expenses and other current liabilities      $ 467        $ 567
===========================================================================

Note 4.  Recently Issued Accounting Pronouncements

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under the provisions of SFAS 142, goodwill recorded as a part of a business combination is no longer amortized, but instead will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Also, SFAS 142 requires that in future business combinations, all acquired intangible assets should be separately stated on the balance sheet if the benefit of the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. These intangible assets would then be amortized over their useful lives, resulting in amortization expense. The Company has applied the provisions of these new accounting pronouncements in its accounting for the acquisition of its minority partner's ownership interest in InfiNet, as discussed in Note 5.

Note 5.  Acquisition of  InfiNet

      In February, 2002, the Company acquired, effective January 1, 2002, TriNET Business Trust's ("TriNET") 49.9% ownership interest in InfiNet for an aggregate cash purchase price of $153,334. Prior to the acquisition, the Company had a 50.1% ownership interest in InfiNet. In December 2001, TriNET notified the Company that it wanted to terminate its participation in InfiNet. Although contractually not obligated to do so, the Company offered to buy TriNET's share interest, and negotiated a purchase price equal to one times the minority interest partner's share of InfiNet's earnings for the ten months ended December 31, 2001 plus $25,000. The Company acquired TriNET's interest for several reasons including its trained workforce in systems design and sales, and the opportunity to further leverage InfiNet's customer contacts with Farmstead's existing and future product offerings. The acquisition has been accounted for as a purchase, under SFAS 141 as described in Note 4. The $128,335 excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill, in accordance with SFAS 142 as described in Note 4, and will be subject to an annual assessment for impairment.

      The following pro forma information presents the Company's consolidated results of operations for the three months ended March 31, 2001 as if the acquisition had been completed as of the beginning of that period. The results of operations for the three months ended March 31, 2002 include the effects of the acquisition from January 1, 2002.

(In thousands, except per share data)                     As Reported     Pro forma
-----------------------------------------------------------------------------------

Revenue                                                      $9,294        $9,294
Income before minority interest in income of subsidiary         246           246
Minority interest in income of subsidiary                       (92)            -
Net income                                                      154           246

Earnings per share: basic                                      $.05          $.08
                    diluted                                     .05           .07

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      For the three months ended March 31, 2002, the Company reported a net loss of $301,000 or $(.09) per share, on revenues of $6,027,000, as compared to net income of $154,000 or $.05 per share on revenues of $9,294,000 for the comparable 2001 period. Management believes that these declines reflect the significant reduction in demand for telecommunications products in the U.S. which commenced during the first half of 2001 and which is continuing into 2002. Starting in the second quarter of 2001, the Company has attempted to offset the financial impact of a reduced revenue stream by reducing operating costs and expenses, which included workforce reductions and pay reductions during 2001. The Company's efforts to control and reduce costs where possible have continued into 2002. However, should there be a further deterioration in the market conditions in the telecommunications equipment industry, the Company may experience continued decreases in revenues and operating results. Additional information on components of the Company's operating performance for the three months ended March 31, 2002 as compared to the prior year period follows below.

Revenues

                                        Three Months
                                      Ended March 31,
(In thousands)                       2002         2001
-------------------------------------------------------

End-user equipment sales           $ 4,791      $ 7,544
Equipment sales to resellers           883        1,090
Services                               353          660
-------------------------------------------------------
Consolidated revenues              $ 6,027      $ 9,294
=======================================================

      Revenues for the three months ended March 31, 2002 were $6,027,000, a decrease of $3,267,000 or 35% from the comparable 2001 period. End-user equipment sales revenues in 2002 decreased by $2,753,000 or 36% from the comparable 2001 period, as both parts and systems sales revenues decreased. Equipment sales to resellers decreased by $207,000 or 19% from the comparable 2001 period. Service revenues decreased by $307,000 or 47% from the comparable 2001 period, attributable to lower installation revenues following the decline in new systems sales, and to lower equipment rentals. End-user equipment sales revenues accounted for 79% of revenues in 2002 (81% in 2001), equipment sales to resellers accounted for 15% of revenues in 2002 (12% in 2001) and service revenues accounted for 6% of revenues in 2002 (7% in 2001).

      As discussed above, the decrease in revenues across all sales channels was primarily attributable to continued reduced demand in the U.S. for telecommunication products which the Company started experiencing by the end of the first quarter of 2001, and to increased competition in the marketplace, particularly in the aftermarket parts business. Since the formation of InfiNet in 2001, the Company has been focusing on developing its systems and applications product offerings to become a more significant part of its overall revenues. This focus has included the hiring of sales, service and technical design talent experienced in systems and applications sales. Management believes that its efforts are beginning to show positive results. The Company still expects that its future sales revenues will improve in all of its current sales channels when capital spending for telecommunication products improves, although no assurances can be given as to the timing of when this will occur.

Cost of Revenues and Gross Profit

      Total cost of revenues for the three months ended March 31, 2002 was $4,721,000, a decrease of $2,148,000 or 31% from the comparable 2001 period. The gross profit for the three months ended March 31, 2002 was $1,306,000, a decrease of $1,119,000 or 46% from the comparable 2001 period. As a percentage of revenue, the gross profit margin was 22% for 2002, as compared to 26% for the comparable 2001 period.

      The decrease in the gross profit margin is primarily the result of the capital spending slowdown which commenced in 2001, and which has continued throughout the first quarter of 2002. Lower product demand has resulted in increased sales competition, and has put downward pressure on sales pricing in order to generate sales, particularly in the aftermarket parts business. In addition, the gross profit margin was negatively impacted by higher labor and overhead costs as a percentage of revenues.

      Although first quarter 2002 profit margins from all sales channels improved from the fourth quarter 2001 levels, the Company believes that there will continue to be pressure on gross profit margins until market conditions and product demand in the telecommunications industry improves.

Selling, General and Administrative ("SG&A") Expenses

      SG&A expenses for the three months ended March 31, 2002 were $1,660,000, a decrease of $471,000 or 22% from the comparable 2001 period. SG&A expenses were 28% of revenues in 2002 as compared to 23% of revenues in 2001. The decrease in SG&A expenses was primarily attributable to (i) a $301,000 decrease in payroll expenses as a result of a 17% reduction in SG&A personnel, pay reductions implemented during 2001, and lower commissions due to lower sales levels; and (ii) Company efforts to reduce operating expenses in response to lower revenues, which in addition to lower compensation expenses has resulted in lower marketing, travel, insurance, legal, consulting and other office expenses.

      The Company is continuing its efforts to further reduce SG&A expenses, as necessitated by its lower current revenue levels, as one measure in order to return to profitability.

Interest Expense, Other Income and Minority Interest

      Interest expense for the three months ended March 31, 2002 was $12,000, as compared to $41,000 for the comparable 2001 period. The decrease in interest expense was attributable to both lower average borrowings and lower borrowing costs. During the three months ended March 31, 2002, average bank borrowings approximated $918,000 at an average borrowing rate of approximately 4.5%, compared with average bank borrowings of approximately $1.9 million at an average borrowing rate of approximately 8% for the comparable 2001 period.

      Other income for the three months ended March 31, 2002 included (i) $65,000 representing the fair market value of common stock of Anthem, Inc. received by the Company, at no cost, as part of the conversion of Anthem Insurance Companies, Inc. from a mutual insurance company to a stock insurance company, and (ii) interest earned on invested cash. Other income for the three months ended March 31, 2001 consisted primarily of interest earned on invested cash.

      Minority interest in income of subsidiary of $92,000 for the three months ended March 31, 2001 represented a provision for the 49.9% share of the net income of InfiNet earned by its minority partner, TriNET Business Trust ("TriNET"). In February, 2002, the Company acquired, effective January 1, 2002, all of TriNET's ownership interest in InfiNet for an aggregate cash purchase price of $153,334.

(Benefit) Provision for Income Taxes

      The Company recorded a tax provision of $6,000 for the three months ended March 31, 2002, as compared to $18,000 in the comparable period of 2001. Due to the Company's net loss for the three months ended March 31, 2002, the tax provision consisted of minimum required state income taxes. The Company's deferred tax assets consist primarily of net operating loss and capital loss carryforwards, and timing differences between the book and tax treatment of inventory and other asset valuations. The increase in the deferred tax assets from December 31, 2001 have been fully reserved for due to the Company's current year operating loss and its history of earnings volatility.

Liquidity and Capital Resources

      Working capital was $5,253,000 at March 31, 2002, a decrease of $577,000 or 10% from $5,830,000 at December 31, 2001. The working capital ratio was 2.4 to 1 at March 31, 2002, as compared to 2.7 to 1 at December 31, 2001.

      Operating activities used $1,239,000 during the three months ended March 31, 2002, primarily due to reductions in accounts payable, accrued expenses and other current liabilities. Decreases in these accounts were primarily as a result of lower revenues and compensation expenses.

      Investing activities used $178,000 during the three months ended March 31, 2002, attributable to (i) the $153,334 purchase price for the acquisition of the minority partner's 49.9% ownership interest in InfiNet, and (ii) $25,000 of purchased equipment.

      Financing activities provided $1,122,000 during the three months ended March 31, 2002, from working capital borrowings of $1,268,000 under the revolving credit facility and $10,000 from 16,031 common shares issued to employees under the Company's employee stock purchase plan, less $28,000 in capital lease payments and a $128,000 capital distribution to TriNET.

      Outstanding borrowings under the Company's revolving credit facility with First Union National Bank were $1,268,000 at March 31, 2002, compared with $0 at December 31, 2001. As of March 31, 2002, the unused portion of the credit facility was approximately $6.7 million, of which approximately $1,364,000 was available under various borrowing formulas. The average and highest amounts borrowed during the three months ended March 31, 2002 were approximately $918,000 and $1,514,000, respectively, as compared to approximately $1.9 million and $2.6 million, respectively, for the three months ended March 31, 2001.

      As a result of the net loss for the three months ended March 31, 2002, the Company was not in compliance with its funds flow coverage ratio. In addition, due to continued losses, the Company was not in compliance with its tangible net worth covenant at April 30, 2002, which required a minimum $6 million tangible net worth, as defined, at all times. On May 10, 2002 the Company was granted a waiver of these covenant violations as consideration for the following modifications to be made to its loan agreement: (i) the overall credit line was reduced from $8 million to $4 million; (ii) the advance rate formula on inventory was modified from 50% of eligible inventory with a cap of $2 million, to 50% of eligible inventory with a revised cap equal to 50% of eligible accounts receivable;
(iii) the minimum amount of tangible net worth required was reduced from $6 million to $5.5 million; (iv) the funds flow ratio covenant was eliminated for the remainder of the term of the agreement (the loan agreement expires September 27, 2002) and (v) the borrowing rate was increased from the average 30-day London Interbank Offered Rate ("LIBOR") plus 250 basis points to LIBOR plus 300 basis points. In consideration of the covenant waiver, the Company was charged $5,000. The pro forma impact of these loan modifications is a reduction in the March 31, 2002 unused portion of the credit facility from $6.7 million to $2.7 million, and a reduction in the March 31, 2002 borrowing availability from approximately $1,364,000 to approximately $817,000.

      The Company is currently dependent upon its existing credit agreement and accounts receivable collection experience to provide cash to satisfy its working capital requirements. Should the Company continue to default on its financial covenants, the bank could elect to terminate the credit facility, which is otherwise scheduled to expire in September 2002, or decide not to extend the facility for another term. Should that happen, other sources of working capital could be more expensive and possibly not obtainable until the Company could demonstrate improved operating results. No assurances can be given that the Company will have sufficient cash resources to finance future growth, and it may become necessary to seek additional financing for such purpose.

      The Company is currently engaged in a project to develop an ebusiness platform, designed to enable its customers to transact business with the Company electronically, at an estimated cost of $250,000. There are currently no other material commitments for capital expenditures.

Safe Harbor Forward-Looking Statements

      The Company's prospects are subject to certain uncertainties and risks. The discussions set forth in this Form 10-Q report contain certain statements, based on current expectations, estimates, forecasts and projections about the industry in which the Company operates and management's beliefs and assumptions, which are not historical facts and are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("the Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "will be," "will continue," "will likely result," "anticipates," "seeks to," "estimates," "expects,"
"intends," "plans," "predicts," "projects," and similar words, expressions or phrases of similar meaning. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of certain risks, uncertainties and assumptions, which are difficult to predict. The risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission ("SEC"), including Forms 8-K, 10-Q, and 10-K, and include, among other factors, general economic conditions and growth in the telecommunications industry, competitive factors and pricing pressures, changes in product mix, product demand, risk of dependence on third party suppliers, the ability of the Company to sustain, manage or forecast its growth and inventories, performance and reliability of products, customer service, adverse publicity, business disruptions; increased costs of freight and transportation to meet delivery deadlines, changes in business strategy or development plans, turnover of key employees, the ability of the Company to obtain necessary financing, and other risk factors detailed in this report, described from time to time in the Company's other SEC filings, or discussed in the Company's press releases. In addition, other written or oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise are forward-looking statements within the meaning of the Act.
All forward-looking statements included in this document are based upon information available to the Company on the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

      Investors should also be aware that while the Company does, from time to time, communicate with securities analysts, it is against the Company's policy to disclose to them any material information unless such information shall have been previously or is simultaneously disclosed in a manner intended to provide broad, non-exclusionary distribution of the information to the public. Accordingly, shareholders should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, the Company has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

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

      The Company is also exposed to market risk from changes in the interest rate related to its revolving credit facility, which is based upon a 30-day average LIBOR rate. Assuming an average borrowing level of $918,000 (which amount represented the average amount borrowed under the revolving credit facility during the three months ended March 31, 2002), each 1 percentage point increase in the bank's lending rate would result in $9,180 of additional annual interest charges. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.


                         PART II.  OTHER INFORMATION

Items 1 through 5 have been omitted because there is nothing to report or they are inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

    (a) Exhibits: The following documents are filed as Exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included such document.

         3(f) Certificate of Correction Filed to Correct a Certain Error in the Certificate of Amendment of Farmstead Telephone Group, Inc., filed July 9, 2001

         4(k) Farmstead Telephone Group, Inc. 2002 Stock Option Plan [Appendix A to the Proxy Statement on Schedule 14A filed April 19, 2002 (File number 001-12155)]

         10(a) Letter Agreement dated February 15, 2002 between TriNET Business Trust and Farmstead Telephone Group, Inc.

         21     Subsidiaries

      (b) Reports on Form 8-K: On April 4, 2002, the Company filed Form 8-K to report the following: "On August 13, 2001, Farmstead Telephone Group,
Inc. ("Company") erroneously reported in Part II, Item 2 and Part II, Item
4 of its quarterly report on Form 10-Q that Proposal No. 2 presented to stockholders at the Company's Annual Meeting held June 14, 2001 had been approved. Proposal No. 2 sought certain amendments to the Company's Certificate of Incorporation. The Company was just recently advised by its outside securities counsel that, upon their re-examination of Delaware Law, although the proposal received votes of a majority of stockholders present in person or represented by proxy at the Annual Meeting, it did not receive votes of a majority of the shares of common stock outstanding as required by Delaware Law. As a result thereof, Proposal No. 2 was not approved by the stockholders and any attempted amendment is null and void.


                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FARMSTEAD TELEPHONE GROUP, INC.

                                       /s/ George J. Taylor, Jr.
Dated:  May 13, 2002                   -------------------------------
                                       George J. Taylor, Jr.
                                       Chief Executive Officer, President

                                       /s/ Robert G. LaVigne
Dated:  May 13, 2002                   -------------------------------
                                       Robert G. LaVigne
                                       Executive Vice President,
                                       Chief Financial Officer