Form 10-Q
period 2002-06-30
FARMSTEAD TELEPHONE GROUP INC
filed 2002-08-14
CIK 804331

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the quarterly period ended June 30, 2002 or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

      As of July 31, 2002, the registrant had 3,288,610 shares of its $0.001 par value Common Stock outstanding.

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                       FARMSTEAD TELEPHONE GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                  June 30,     December 31,
(In thousands)                                      2002           2001
---------------------------------------------------------------------------
                                                (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                       $ 1,129        $ 1,479

  Accounts receivable, less allowance
   for doubtful accounts                            2,622          3,133
  Inventories                                       3,549          4,427
  Deferred taxes and other current assets             175            189
---------------------------------------------------------------------------
Total Current Assets                                7,475          9,228
---------------------------------------------------------------------------
Property and equipment, net                           420            505
Deferred income taxes                                 364            364
Goodwill (Note 5)                                     128              -
Other assets                                          256            245
---------------------------------------------------------------------------
Total Assets                                      $ 8,643        $10,342
===========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $ 1,840        $ 2,794
  Debt maturing within one year (Note 2)              345             37
  Accrued expenses and other current
   liabilities (Note 3)                               557            567
---------------------------------------------------------------------------
Total Current Liabilities                           2,742          3,398
---------------------------------------------------------------------------
Other liabilities                                     304            260
---------------------------------------------------------------------------
Total Liabilities                                   3,046          3,658
---------------------------------------------------------------------------

Minority Interest in Subsidiary (Note 5)                -            153

Stockholders' Equity:
  Preferred stock, $0.001 par value;
   2,000,000 shares authorized;
   no shares issued and outstanding                     -              -
  Common stock, $0.001 par value;
   30,000,000 shares authorized;
   3,288,610 and 3,272,579 shares
   issued and outstanding at
   June 30, 2002 and December 31, 2001,
   respectively                                         3              3
  Additional paid-in capital                       12,312         12,285
  Accumulated deficit                              (6,718)        (5,757)
---------------------------------------------------------------------------
Total Stockholders' Equity                          5,597          6,531
---------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity        $ 8,643        $10,342
===========================================================================

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                     For the Three           For the Six
                                                     Months Ended            Months Ended
                                                       June 30,                June 30,
                                                  -------------------      --------------------
(In thousands, except loss per share amounts)      2002         2001        2002         2001
-----------------------------------------------------------------------------------------------


Revenues                                          $4,764      $ 8,016      $10,791      $17,310
Cost of revenues                                   4,009        6,685        8,730       13,554
-----------------------------------------------------------------------------------------------
Gross profit                                         755        1,331        2,061        3,756
Selling, general and administrative expenses       1,417        2,320        3,077        4,451
-----------------------------------------------------------------------------------------------
Operating loss                                      (662)        (989)      (1,016)        (695)
Interest expense                                      10           42           22           83
Other income                                         (19)         (11)         (90)         (22)
-----------------------------------------------------------------------------------------------
Loss before income taxes and minority
 interest in income of subsidiary                   (653)      (1,020)        (948)        (756)
Provision for income taxes                             7            4           13           22
-----------------------------------------------------------------------------------------------
Loss before minority interest in income
 of subsidiary                                      (660)      (1,024)        (961)        (778)
Minority interest in income of subsidiary              -          109            -          201
-----------------------------------------------------------------------------------------------
Net loss                                          $ (660)     $(1,133)     $  (961)     $  (979)
===============================================================================================

Basic and diluted net loss per common share:      $ (.20)     $  (.35)     $  (.29)     $  (.30)

Weighted average common shares outstanding:
  Basic                                            3,289        3,273        3,285        3,273
  Diluted                                          3,304        3,302        3,297        3,332
===============================================================================================

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                   Six Months Ended June 30, 2002 and 2001

(In thousands)                                                   2002          2001
------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                     $  (961)      $  (979)

  Adjustments to reconcile net loss to net cash flows
   (used in) provided by operating activities:
    Depreciation and amortization                                  115           130
    Minority interest in income of subsidiary                        -           201
    Value of compensatory stock options issued                      17            25
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                              511         2,451
      Decrease in inventories                                      878           222
      Decrease (increase) in other assets                            3           (33)
      Decrease in accounts payable                                (954)         (697)
      Decrease in accrued expenses
       and other current liabilities                               (10)         (736)
      Increase in other liabilities                                 44            39
------------------------------------------------------------------------------------
      Net cash  (used in) provided by operating activities        (357)          623
------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property and equipment                              (30)          (89)
  Acquisition of InfiNet                                          (153)            -
------------------------------------------------------------------------------------
      Net cash used in investing activities                       (183)          (89)
------------------------------------------------------------------------------------
Cash flows from financing activities:
  Borrowings (repayments) under revolving credit line              345            11
  Repayments of capital lease obligation                           (37)          (51)
  Issuance of common stock                                          10             -
  Capital contribution from (distribution to) minority
   interest partner                                               (128)           25
------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities          190           (15)
------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents              (350)          519
Cash and cash equivalents at beginning of period                 1,479           374
------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                     $ 1,129       $   893
====================================================================================

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                   $    20       $    84
    Income taxes                                                    17            82

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

Note 1.  Basis of Presentation

      The consolidated financial statements presented herein consist of the accounts of Farmstead Telephone Group, Inc. and its wholly-owned subsidiaries, FTG Venture Corporation (inactive) and InfiNet Systems, LLC (which became wholly-owned effective January 1, 2002; prior thereto the Company owned a 50.1% interest. See Note 5). The interim consolidated financial statements and notes presented herein are unaudited, however in the opinion of management these statements reflect all adjustments, consisting of adjustments that are of a normal recurring nature, which are necessary for a fair statement of results for the interim periods
presented.   The results of operations for the interim periods are not
necessarily indicative of the results for the entire fiscal year. This Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2.  Debt Maturing Within One Year

      Outstanding borrowings under the Company's revolving credit facility with Wachovia Bank, National Association (f/k/a First Union National Bank) were $345,000 and $0 at June 30, 2002 and December 31, 2001, respectively.
As of June 30, 2002, the unused portion of the revolving credit facility was approximately $3,655,000, of which approximately $2,200,000 was available
under various borrowing formulas.   The average and highest amounts borrowed
during the three months ended June 30, 2002 were approximately $907,000 and $1,531,000, respectively. The average and highest amounts borrowed during the six months ended June 30, 2002 were approximately $913,000 and $1,531,000, respectively.

      As a result of the net loss for the three months ended March 31, 2002, the Company was not in compliance with its funds flow coverage ratio. In addition, due to continued losses, the Company was not in compliance with its tangible net worth covenant at April 30, 2002, which required a minimum $6 million tangible net worth, as defined, at all times. On May
10, 2002 the Company was granted a waiver of these covenant violations as consideration for the following modifications to its loan agreement, which became effective June 4, 2002: (i) the overall credit line was reduced from $8 million to $4 million; (ii) the advance rate formula on inventory was modified from 50% of eligible inventory with a cap of $2 million, to 50% of eligible inventory with a revised cap equal to 50% of eligible accounts receivable; (iii) the minimum amount of tangible net worth required was reduced from $6 million to $5.5 million, excluding certain corporate restructuring charges incurred by June 30, 2002 not to exceed $200,000;
(iv) the funds flow ratio covenant was eliminated for the remainder of the term of the agreement (the loan agreement expires September 27, 2002) and
(v) the borrowing rate was increased from the average 30-day London Interbank Offered Rate ("LIBOR") plus 250 basis points to LIBOR plus 300 basis points (4.84% at June 30, 2002). As of June 30, 2002, the Company was in compliance with its modified financial loan covenants. However, based upon operating results for the month of July, the Company was not in compliance with the minimum tangible net worth covenant as of the date of this filing, and will be seeking a waiver from the lender.

      Should the Company continue to be in default of its financial covenants, the bank could elect to terminate the credit facility, which is otherwise scheduled to expire in September 2002, or decide not to extend the facility for another term. Should that happen, other sources of working capital could be more expensive and possibly not obtainable until the Company could demonstrate improved operating results. No assurances can be given that the Company will have sufficient cash resources to finance future growth, and it may become necessary to seek additional financing for such purpose.

      Debt maturing within one year at December 31, 2001, consisted of remaining payments of $37,556 under a capital lease obligation, which was fully repaid as of June 30, 2002.

Note 3.  Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consisted of the following (in thousands):

                                                   June 30,    December 31,
                                                     2002          2001
---------------------------------------------------------------------------
Salaries, commissions and benefits                   $367         $420
License fees                                           50           42
Other                                                 140          105
---------------------------------------------------------------------------
Accrued expenses and other current liabilities       $557         $567
===========================================================================

Note 4.  Recently Adopted Accounting Pronouncements

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under the provisions of SFAS 142, goodwill recorded as a part of a business combination is no longer amortized, but instead will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Also, SFAS 142 requires that in future business combinations, all acquired intangible assets should be separately stated on the balance sheet if the benefit of the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. These intangible assets would then be amortized over their useful lives, resulting in amortization expense. The Company has applied the provisions of these new accounting pronouncements in its accounting for the acquisition of its minority partner's ownership interest in InfiNet, as discussed in Note 5.

Note 5.  Acquisition of InfiNet

      In February 2002, the Company acquired, effective January 1, 2002, TriNET Business Trust's ("TriNET") 49.9% ownership interest in InfiNet for an aggregate cash purchase price of $153,334. Prior to the acquisition, the Company had a 50.1% ownership interest in InfiNet. In December 2001, TriNET notified the Company that it wanted to terminate its participation in InfiNet. Although contractually not obligated to do so, the Company offered to buy TriNET's share interest, and negotiated a purchase price equal to one times TriNET's share of InfiNet's earnings for the ten months ended December 31, 2001 plus $25,000. The Company acquired TriNET's interest for several reasons including its trained workforce in systems design and sales, and the opportunity to further leverage InfiNet's customer contacts with Farmstead's existing and future product offerings. The acquisition has been accounted for as a purchase, under SFAS 141 as described in Note 4. The $128,335 excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill, in accordance with SFAS 142 as described in Note 4, and will be subject to an annual assessment for impairment.

      The following pro forma information presents the Company's consolidated results of operations for the three and six months ended June 30, 2001 as if the acquisition had been completed as of the beginning of those periods. The results of operations for the three and six months ended June 30, 2002 include the effects of the acquisition from January 1, 2002.

                                                Three months ended           Six months ended
                                                  June 30, 2001               June 30, 2001
                                            ------------------------    ------------------------
(In thousands, except per share data)       As Reported    Pro forma    As Reported    Pro forma
------------------------------------------------------------------------------------------------

Revenue                                       $ 8,016      $ 8,016        $17,310       $17,310
Loss before minority interest
 in income of subsidiary                       (1,024)      (1,024)          (778)         (778)
Minority interest in income of subsidiary         109            -            201             -
Net loss                                      $(1,133)     $(1,024)          (979)         (778)

Earnings per share:  basic                    $  (.35)     $  (.31)       $  (.30)      $  (.24)
                     diluted                     (.35)        (.31)       $  (.30)         (.23)

Note 6.  Stock Options

      On April 3, 2002, the Board of Directors adopted the Farmstead Telephone Group, Inc. 2002 Stock Option Plan (the "2002 Plan"), which was approved by stockholders at the June 13, 2002 Annual Meeting of Stockholders. The 2002 Plan replaces the 1992 Stock Option Plan that terminated in May 2002. The 2002 Plan permits the granting of options to employees, directors and consultants of the Company, which shall be either incentive stock options ("ISOs") as defined under Section 422 of the Internal Revenue Code, or non-qualified stock options ("NSOs"). ISOs may be granted at no less than market value at the time of grant, with a maximum term of ten years except, for a 10% or more stockholder, the exercise price shall not be less than 110% of market value, with a maximum term of five years. NSOs may be granted at no less than 50% of market value at the time of granting, with a maximum term of 10 years. Any option granted pursuant to this Plan which for any reason fails to qualify as an ISO shall be deemed to have been granted as an option not qualified under
Section 422 of the Code. The maximum number of shares issuable under the 2002 Plan, which expires April 3, 2012, is 1,300,000.

As of June 30, 2002 there were 8,000 options outstanding under the 2002 Plan, and 1,941,306 options outstanding under the 1992 Stock Option Plan.

Note 7.  Stockholders' Equity

      On June 30, 2002, the following securities expired: all 1,137,923 of the Class A Redeemable Common Stock Purchase warrants; all 1,137,923 of the Class B Redeemable Common Stock Purchase warrants; all 183,579 of the Warrants issued in connection with the Company's 1987 initial public offering; all 33,136 of the Underwriter Options issued in connection with the Company's 1987 initial public offering; all 89,948 Representative Warrants issued in 1996 to the Company's underwriter in connection with a secondary offering of securities.

      In February 2002, the Company issued 16,031 shares of Common Stock pursuant to the Company's 2001 Employee Stock Purchase Plan. Proceeds from the issuance were $10,219.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Loss

      For the three months ended June 30, 2002, the Company reported a net loss of $660,000 or $(.20) per share, on revenues of $4,764,000, as compared to a net loss of $1,133,000 or $(.35) per share on revenues of $8,016,000 for the comparable 2001 period. For the six months ended June 30, 2002, the Company reported a net loss of $961,000 or $(.29) per share, on revenues of $10,791,000, as compared to a net loss of $979,000 or $(.30) per share on revenues of $17,310,000 for the comparable 2001 period.

      Management believes that these declines reflect the significant reduction in demand for telecommunications products in the U.S. which commenced during the first quarter of 2001 and which is continuing in 2002. Since the second quarter of 2001, the Company has attempted to offset the financial impact of a reduced revenue stream by reducing and more tightly controlling operating costs and expenses, which included workforce reductions and pay reductions during 2001. These efforts have continued into 2002, including an additional workforce reduction in June of 14%, and, effective July 1, 2002, 20% pay reductions for the Company's executive officers and 33% fee reductions for its outside directors. However, should there be a further deterioration in the market conditions in the telecommunications equipment industry, the Company may experience continued decreases in revenues and deterioration in operating results. Additional information on components of the Company's operating performance for the three and six months ended June 30, 2002 as compared to the comparable 2001 periods follows below.

Revenues

                                     Three months            Six Months
                                        ended                  ended
                                       June 30,               June 30,
(In thousands)                     2002       2001        2002        2001
---------------------------------------------------------------------------
End-user equipment sales          $3,054     $6,308     $ 7,856     $13,888
Equipment sales to resellers       1,155      1,174       2,039       2,264
Services                             555        534         896       1,158
---------------------------------------------------------------------------
Consolidated revenues             $4,764     $8,016     $10,791     $17,310
===========================================================================

      Revenues for the three months ended June 30, 2002 were $4,764,000, a decrease of $3,252,000 or 41% from the comparable 2001 period. End-user equipment sales revenues in 2002 decreased by $3,254,000 or 52% from the comparable 2001 period, reflecting decreases in both parts and systems sales revenues. Equipment sales to resellers ("wholesale sales") decreased by $19,000 or 2% from the comparable 2001 period. Service revenues increased by $21,000 or 4% from the comparable 2001 period, attributable to higher installation and equipment refurbishing revenues. End-user equipment sales revenues accounted for 64% of revenues in 2002 (79% in 2001), equipment sales to resellers accounted for 24% of revenues in 2002 (15% in 2001) and service revenues accounted for 12% of revenues in 2002 (6% in
2001).

      Revenues for the six months ended June 30, 2002 were $10,791,000, a decrease of $6,519,000 or 38% from the comparable 2001 period. End-user equipment sales revenues in 2002 decreased by $6,032,000 or 43% from the comparable 2001 period, reflecting decreases in both parts and systems sales revenues. Equipment sales to resellers decreased by $225,000 or 10% from the comparable 2001 period. Service revenues decreased by $262,000 or 23% from the comparable 2001 period, attributable to lower installation and equipment rental revenues. End-user equipment sales revenues accounted for 73% of revenues in 2002 (80% in 2001), equipment sales to resellers accounted for 19% of revenues in 2002 (13% in 2001) and service revenues accounted for 8% of revenues in 2002 (7% in 2001).

      As discussed above, the decrease in revenues during both the three month and six month periods of 2002 was primarily attributable to continued reduced demand in the U.S. for telecommunication products which the Company started experiencing by the end of the first quarter of 2001, and to increased competition in the marketplace, particularly in the aftermarket parts business. These factors have contributed to downward pressure on sales pricing in order to generate sales. Since the formation of InfiNet in 2001, the Company's strategy has been to develop its systems and applications product offerings to become a more significant part of its overall revenues. This strategy has necessitated the hiring of sales, service and technical design personnel experienced in systems and applications design and sales. However, systems and application sales have not to date achieved the levels expected by management, in large part due to current economic conditions
and reduced technology spending by customers.   The Company still expects
that its future sales revenues will improve in all of its current sales channels when capital spending for telecommunication products improves, although no assurances can be given as to the timing of when this will occur.

Cost of Revenues and Gross Profit

      Total cost of revenues for the three months ended June 30, 2002 was $4,009,000, a decrease of $2,676,000 or 40% from the comparable 2001 period. The gross profit for the three months ended June 30, 2002 was $755,000, a decrease of $576,000 or 43% from the comparable 2001 period. As a percentage of revenue, the gross profit margin was 16% for 2002, as compared to 17% for the comparable 2001 period.

      Total cost of revenues for the six months ended June 30, 2002 was $8,730,000, a decrease of $4,824,000 or 36% from the comparable 2001 period. The gross profit for the six months ended June 30, 2002 was $2,061,000, a decrease of $1,695,000 or 45% from the comparable 2001 period. As a percentage of revenue, the gross profit margin was 19% for 2002, as compared to 22% for the comparable 2001 period.

      For both the three and six months ended June 30, 2002, lower product demand in connection with the decline in technology spending has resulted in increased sales competition, and has put downward pressure on sales pricing in order to generate sales, particularly in the Company's aftermarket end-user and wholesale parts business. In addition, the overall gross profit margin was negatively impacted by increased wholesale sales as a percent of total sales revenues. Wholesale sales generate margins that are lower than end-user margins and, during the three months ended June 30, 2002, represented 24% of revenues as compared to 15% of revenues in the comparable prior year period. For the six months ended June 30, 2002, wholesale sales represented 19% of revenues as compared to 13% in 2001. In addition, the gross profit margin was negatively impacted by higher labor and overhead costs as a percentage of revenues. As a partial offset, the Company recorded improved gross profit margins on installation services in both three and six month periods of 2002, as compared with the comparable prior year periods, and also benefited from reduced license fees.

      The Company believes that there will continue to be pressure on gross profit margins until market conditions and product demand in the telecommunications industry improves.

Selling, General and Administrative ("SG&A") Expenses

      SG&A expenses for the three months ended June 30, 2002 were $1,417,000, a decrease of $903,000 or 39% from the comparable 2001 period. SG&A expenses were 30% of revenues in 2002 as compared to 29% of revenues in 2001. The decrease in SG&A expenses was primarily attributable to (i) a $371,000 decrease in payroll expenses as a result of lower employment levels than the prior year period, and lower commissions due to lower sales levels; (ii) a $60,000 reduction in bad debt reserves due to better than expected receivable collections, (iii) lower depreciation expense, and (iv) Company efforts to reduce other operating expenses in response to its lower sales levels, which has resulted in lower marketing, travel, legal,
consulting and other office and employment-related expenses.    SG&A
expenses for the three months ended June 30, 2002 and 2001 included approximately $7,000 and $104,000, respectively, of employee termination expenses in connection with workforce reductions.

      SG&A expenses for the six months ended June 30, 2002 were $3,077,000, a decrease of $1,374,000 or 31% from the comparable 2001 period. SG&A expenses were 29% of revenues in 2002 as compared to 26% of revenues in 2001. The decrease in SG&A expenses was primarily attributable to (i) a $672,000 decrease in payroll expenses as a result of lower employment levels than the prior year period, and lower commissions due to lower sales levels;
(ii) a $51,234 credit to bad debt expense resulting from a $36,000 reserve reduction due to better than expected receivable collections, and a $15,234 bad debt recovery; (iii) lower depreciation expense, and (iv) Company efforts to reduce other operating expenses in response to its lower sales levels, which have resulted in lower marketing, travel, legal, consulting and other office and employment-related expenses. SG&A expenses for the six months ended June 30, 2002 and 2001 included approximately $7,000 and $104,000, respectively, of employee termination expenses in connection with workforce reductions.

      The Company is continuing its efforts to further reduce SG&A expenses, as necessitated by its lower current revenue levels, as one measure in a strategy to return to profitability. Effective July 1, 2002, the Company reduced the base compensation of its executive officers by 20%, and reduced the compensation of its outside directors by 33 % as a part of its cost-cutting strategy.

Interest Expense, Other Income and Minority Interest

      Interest expense for the three months ended June 30, 2002 was $10,000, as compared to $42,000 for the comparable 2001 period. Interest expense for the six months ended June 30, 2002 was $22,000, as compared to $83,000 for the comparable 2001 period. The decrease in interest expense in each period was attributable to both lower average borrowings and lower borrowing costs. During the three months ended June 30, 2002, average bank borrowings approximated $907,000 at an average borrowing rate of approximately 4.5%, compared with average bank borrowings of approximately $2,265,000 at an average borrowing rate of approximately 6.9% for the comparable 2001 period. During the six months ended June 30, 2002, average bank borrowings approximated $913,000 at an average borrowing rate of approximately 4.5%, compared with average bank borrowings of approximately $2,063,000 at an average borrowing rate of approximately 7.5% for the comparable 2001 period.

      Other income for the three and six months ended June 30, 2002 included (i) $16,727 and $81,727, respectively, representing the net proceeds from the sale of common stock of Anthem, Inc. received by the Company, at no cost, as part of the conversion of Anthem Insurance Companies, Inc. from a mutual insurance company to a stock insurance company, and (ii) interest earned on invested cash. Other income for the three and six months ended June 30, 2001 consisted primarily of interest earned on invested cash.

      Minority interest in income of subsidiary of $109,000 and $201,000 for the three and six months ended June 30, 2001, respectively, represented a provision for the 49.9% share of the net income of InfiNet earned by TriNET. In February 2002, the Company acquired, effective January 1, 2002, all of TriNET's ownership interest in InfiNet for an aggregate cash purchase price of $153,334.

(Benefit) Provision for Income Taxes

      The Company recorded a tax provision of $7,000 and $13,000 for the three and six months ended June 30, 2002, respectively, as compared to $4,000 and $22,000 in the comparable period of 2001. Due to the Company's net loss for both current year periods, the tax provision consisted of estimated minimum state income taxes. The Company's deferred tax assets consist primarily of net operating loss and capital loss carryforwards, and timing differences between the book and tax treatment of inventory and other asset valuations. The increase in the deferred tax assets from December 31, 2001 have been fully reserved for due to the Company's current year operating loss and its history of earnings volatility.

Liquidity and Capital Resources

      Working capital was $4,733,000 at June 30, 2002, a decrease of $1,097,000 or 19% from $5,830,000 at December 31, 2001. The working capital ratio was 2.7 to 1 at June 30, 2002, and at December 31, 2001.

      Operating activities used $357,000 during the six months ended June 30, 2002, primarily due to the net loss and the reduction of accounts payable, partly offset by cash generated from lower accounts receivable and inventories. Decreases in these accounts were primarily attributable to lower revenue levels and efforts to reduce inventory levels and expenses.

      Investing activities used $183,000 during the six months ended June
30, 2002, attributable to (i) the $153,334 purchase price for the acquisition of TriNET's 49.9% ownership interest in InfiNet, and (ii) $30,000 of purchased equipment.

      Financing activities provided $190,000 during the six months ended June 30, 2002, from net borrowings of $345,000 under the revolving credit facility and $10,219 from 16,031 common shares issued to employees under the Company's employee stock purchase plan, less $37,000 in capital lease payments and a $128,000 capital distribution to TriNET.

      Outstanding borrowings under the Company's revolving credit facility with Wachovia Bank, National Association (f/k/a First Union National Bank) were $345,000 at June 30, 2002, compared with $0 at December 31, 2001. As of June 30, 2002, the unused portion of the credit facility was $3,655,000, of which approximately $2,200,000 was available under various borrowing formulas. The average and highest amounts borrowed during the six months ended June 30, 2002 were approximately $913,000 and $1,531,000, respectively, as compared to approximately $2,063,000 and $2,876,000, respectively, during the six months ended June 30, 2001.

      As a result of the net loss for the three months ended March 31,
2002, the Company was not in compliance with its funds flow coverage ratio. In addition, due to continued losses, the Company was not in compliance with its tangible net worth covenant at April 30, 2002, which required a minimum $6 million tangible net worth, as defined, at all times. On May
10, 2002 the Company was granted a waiver of these covenant violations as consideration for the following modifications to be made to its loan agreement: (i) the overall credit line was reduced from $8 million to $4 million; (ii) the advance rate formula on inventory was modified from 50%
of eligible inventory with a cap of $2 million, to 50% of eligible inventory with a revised cap equal to 50% of eligible accounts receivable;
(iii) the minimum amount of tangible net worth required was reduced from $6 million to $5.5 million, excluding certain corporate restructuring charges incurred by June 30, 2002 not to exceed $200,000; (iv) the funds flow ratio covenant was eliminated for the remainder of the term of the agreement (the loan agreement expires September 27, 2002) and (v) the borrowing rate was increased from the average 30-day London Interbank Offered Rate ("LIBOR") plus 250 basis points to LIBOR plus 300 basis points (4.84% at June 30,
2002).  In consideration of the covenant waiver, the Company was charged
$5,000.   As of June 30, 2002, the Company was in compliance with its modified financial loan covenants. However, based upon operating results for the month of July, the Company was not in compliance with the minimum tangible net worth covenant as of the date of this filing, and will be seeking a waiver from the lender.

      The Company is currently dependent upon its existing credit agreement and operating cash flow to provide cash to satisfy its working capital requirements. Should the Company continue to default on its financial covenants, the bank could elect to terminate the credit facility, which is otherwise scheduled to expire in September 2002, or decide not to extend the facility for another term. Should that happen, other sources of working capital could be more expensive and possibly not obtainable until the Company could demonstrate improved operating results. No assurances can be given that the Company will have sufficient cash resources to finance future growth, and it may become necessary to seek additional financing for such purpose.

      The Company is currently engaged in a project to develop an e-business platform, designed to enable its customers to transact business with the Company electronically, at an estimated cost of $150,000-$250,000. There are currently no other material commitments for capital expenditures.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

      Market risks that have the potential to affect the Company's earnings and cash flows result primarily from changes in interest rates. The Company's cash equivalents, which consist of an investment in a money market fund consisting of high quality short term instruments, principally US government and agency issues and commercial paper, are subject to fluctuating interest rates. A 10 percent change in such current interest rates would not have a material effect on the Company's results of operations or cash flow.

      The Company is also exposed to market risk from changes in the interest rate related to its revolving credit facility, which is based upon a 30-day average LIBOR rate. Assuming an average borrowing level of $907,000 (which amount represented the average amount borrowed under the revolving credit facility during the three months ended June 30, 2002), each 1 percentage point increase in the bank's lending rate would result in $9,070 of additional annual interest charges. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

                         PART II.  OTHER INFORMATION

      Items 1, 3 and 5 have been omitted because there is nothing to report or they are inapplicable.

Item 2.  Changes in Securities and Use of Proceeds

      On June 30, 2002, the following securities expired: all 1,137,923 of the Class A Redeemable Common Stock Purchase warrants; all 1,137,923 of the Class B Redeemable Common Stock Purchase warrants; all 183,579 of the Warrants issued in connection with the Company's 1987 initial public offering; all 33,136 of the Underwriter Options issued in connection with the Company's 1987 initial public offering; all 89,948 Representative Warrants issued in 1996 to the Company's underwriter in connection with a secondary offering of securities.

Item 4.  Submission of Matters to a Vote of Security Holders:

      The proposals voted upon at the Company's Annual Meeting of Stockholders, held June 13, 2002, along with the voting results, were as follows:

      (1) Election of Directors: All nominees were elected: The results of the balloting were as follows:

                                        Votes         Votes
      Nominees                           For         Withheld
      --------                          -----        --------

      George J. Taylor, Jr.           3,001,663      141,266
      Harold L. Hanson                3,000,963      141,966
      Hugh M Taylor                   3,001,413      141,516
      Joseph J. Kelley                3,001,263      141,666
      Bruce S. Phillips*              3,001,663      141,266

*     Mr. Phillips died in August 2002.

      (2) Ratification of the appointment of DiSanto Bertoline & Company, P.C. as independent auditors of the Company for the year ending December 31, 2002: The proposal was approved with 2,812,150 votes for, 320,643 votes against, and 10,136 abstentions.

      (3) Approval of the 2002 Stock Option Plan: The proposal was approved with 656,369 votes for, 527,488 votes against, 49,658 abstentions and 1,909,414 shares not voted.

Item 6.  Exhibits and Reports on Form 8-K:

      (a)   Exhibits:

            The following documents are filed as Exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing which included such document.

            10(a)   Avaya, Inc. Reseller Agreement, effective May 31, 2002.

            10(b) First Amended and Restated Promissory Note, dated June 4, 2002, between Farmstead Telephone Group, Inc. and Wachovia Bank, National Association (f/k/a First Union National Bank).

            10(c) Second Modification to Loan Agreement, dated June 4, 2002 between Farmstead Telephone Group, Inc. and Wachovia Bank, National Association (f/k/a First Union National Bank).

            21 Subsidiaries [Exhibit 21 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002].

            99(a)   Section 906 Certification of George J. Taylor, Jr., CEO

            99(b)   Section 906 Certification of Robert G. LaVigne, CFO

      (b)   Reports on Form 8-K:

            On April 4, 2002, the Company filed Form 8-K to report the following: "On August 13, 2001, Farmstead Telephone Group, Inc. ("Company") erroneously reported in Part II, Item 2 and Part II, Item 4 of its quarterly report on Form 10-Q that Proposal No. 2 presented to stockholders at the Company's Annual Meeting held June 14, 2001 had been approved. Proposal No. 2 sought certain amendments to the Company's Certificate of Incorporation. The Company was just recently advised by its outside securities counsel that, upon their re-examination of Delaware Law, although the proposal received votes of a majority of stockholders present in person or represented by proxy at the Annual Meeting, it did not receive votes of a majority of the shares of common stock outstanding as required by Delaware Law. As a result thereof, Proposal No. 2 was not approved by the stockholders and any attempted amendment is null and void."

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FARMSTEAD TELEPHONE GROUP, INC.


Dated:  August 12, 2002                 /s/ George J. Taylor, Jr.
                                        -----------------------------------
                                        George J. Taylor, Jr.
                                        Chief Executive Officer, President

Dated:  August 12, 2002                 /s/ Robert G. LaVigne
                                        -----------------------------------
                                        Robert G. LaVigne
                                        Executive Vice President, Chief
                                        Financial Officer