Form 10-Q
period 2002-09-30
FARMSTEAD TELEPHONE GROUP INC
filed 2002-11-08
CIK 804331

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

              For the quarterly period ended September 30, 2002

                                     or

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

                               (860) 610-6000
            (Registrant's telephone number, including area code)


       -----------------------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [ ]

      Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]   No  [X]

      As of October 31, 2002, the registrant had 3,298,958 shares of its $0.001 par value Common Stock outstanding.

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       FARMSTEAD TELEPHONE GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS


                                                                      September 30,     December 31,
(In thousands)                                                            2002              2001
                                                                      -------------     ------------
                                                                       (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                              $   936          $ 1,479
  Accounts receivable, less allowance for doubtful accounts                2,627            3,133
  Inventories                                                              3,044            4,427
  Deferred taxes and other current assets                                    208              189
                                                                         ------------------------
Total Current Assets                                                       6,815            9,228
                                                                         ------------------------
Property and equipment, net                                                  404              505
Deferred income taxes                                                        364              364
Goodwill (Notes 4 and 5)                                                     101                -
Other assets                                                                 232              245
                                                                         ------------------------
Total Assets                                                             $ 7,916          $10,342
                                                                         ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $ 1,767          $ 2,794
  Debt maturing within one year (Note 2)                                     238               37
  Accrued expenses and other current liabilities (Note 3)                    275              567
                                                                         ------------------------
Total Current Liabilities                                                  2,280            3,398
                                                                         ------------------------
Other liabilities                                                            326              260
                                                                         ------------------------
Total Liabilities                                                          2,606            3,658
                                                                         ------------------------

Minority Interest in Subsidiary (Note 5)                                       -              153

Stockholders' Equity:
  Preferred stock, $0.001 par value; 2,000,000 shares authorized;
   no shares issued and outstanding                                            -                -
  Common stock, $0.001 par value; 30,000,000 shares authorized;
   3,298,958 and 3,272,579 shares issued and outstanding at
   September 30, 2002 and December 31, 2001, respectively                      3                3
  Additional paid-in capital                                              12,309           12,285
  Accumulated deficit                                                     (7,002)          (5,757)
                                                                         ------------------------
Total Stockholders' Equity                                                 5,310            6,531
                                                                         ------------------------
Total Liabilities and Stockholders' Equity                               $ 7,916          $10,342
                                                                         ========================

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                               For the Three          For the Nine
                                                               Months Ended           Months Ended
                                                               September 30,          September 30,
                                                             -----------------     -------------------
(In thousands, except loss per share amounts)                 2002       2001       2002        2001
                                                              ----       ----       ----        ----

Revenues                                                     $4,766     $8,762     $15,557     $26,072
Cost of revenues                                              3,701      6,773      12,431      20,327
                                                             -----------------------------------------
Gross profit                                                  1,065      1,989       3,126       5,745
Selling, general and administrative expenses                  1,352      1,770       4,429       6,221
                                                             -----------------------------------------
Operating income (loss)                                        (287)       219      (1,303)       (476)
Interest expense                                                 (2)       (41)        (24)       (124)
Other income                                                      4          9          94          31
                                                             -----------------------------------------
Income (loss) before income taxes and minority interest
 in income of subsidiary                                       (285)       187      (1,233)       (569)
Provision (benefit) for income taxes                             (1)         9          12          31
                                                             -----------------------------------------
Income (loss) before minority interest in income of
 subsidiary                                                    (284)       178      (1,245)       (600)
Minority interest in income of subsidiary                         -        168           -         369
                                                             -----------------------------------------
Net income (loss)                                            $ (284)    $   10     $(1,245)    $  (969)
                                                             =========================================

Basic and diluted net loss per common share:                 $ (.09)    $    -     $  (.38)    $  (.30)

Weighted average common shares outstanding:
  Basic                                                       3,290      3,273       3,285       3,273
  Diluted                                                     3,290      3,273       3,286       3,285
                                                             =========================================

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                Nine Months Ended September 30, 2002 and 2001


(In thousands)                                                   2002         2001
                                                               --------     --------

Cash flows from operating activities:
  Net loss                                                     $(1,245)     $  (969)
  Adjustments to reconcile net loss to net cash flows
   (used in) provided by operating activities:
    Depreciation and amortization                                  161          194
    Minority interest in income of subsidiary                        -          369
    Value of compensatory stock options issued                      11           26
    Changes in operating assets and liabilities:
    Decrease in accounts receivable                                506        1,959
    Decrease in inventories                                      1,383        1,123
    (Increase) decrease in other assets                             (7)          15
    Decrease in accounts payable                                (1,027)        (687)
    Decrease in accrued expenses
     and other current liabilities                                (292)        (911)
    Increase in other liabilities                                   66           59
                                                               --------------------
      Net cash  (used in) provided by operating activities        (444)       1,178
                                                               --------------------
Cash flows from investing activities:
  Purchases of property and equipment                              (60)         (92)
  Acquisition of InfiNet                                          (153)           -
                                                               --------------------
      Net cash used in investing activities                       (213)         (92)
                                                               --------------------
Cash flows from financing activities:
  Borrowings under revolving credit line                           238          937
  Repayments of capital lease obligation                           (37)         (77)
  Issuance of common stock                                          13            -
  Capital (distribution to) contribution from minority
   interest partner                                               (100)          25
                                                               --------------------
      Net cash provided by financing activities                    114          885
                                                               --------------------
Net (decrease) increase in cash and cash equivalents              (543)       1,971
Cash and cash equivalents at beginning of period                 1,479          374
                                                               --------------------
Cash and cash equivalents at end of period                     $   936      $ 2,345
                                                               ====================

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                   $    23      $   125
    Income taxes                                                    17           94

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

Note 2.  Debt Maturing Within One Year

      Debt obligations maturing within one year consisted of the following (in thousands):


                                         September 30,     December 31,
                                             2002              2001
                                         -------------     ------------

      Revolving credit agreement             $238              $ -
      Obligation under capital lease            -               37
                                             ---------------------
      Debt maturing within one year          $238              $37
                                             =====================

      Revolving credit agreement
      --------------------------

      Outstanding borrowings under the Company's revolving credit facility with Wachovia Bank, National Association (f/k/a First Union National Bank) ("Wachovia") were $238,000 and $0 at September 30, 2002 and December 31, 2001, respectively. As of September 30, 2002, the unused portion of the revolving credit facility was $262,000, all of which was available under existing borrowing formulas. The average and highest amounts borrowed during the three months ended September 30, 2002 were approximately $22,000 and $238,000, respectively. The average and highest amounts borrowed during the nine months ended September 30, 2002 were approximately $612,000 and $1,531,000, respectively.

      In Form 10-Q for the quarterly period ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002, the Company disclosed that it was not in compliance with the minimum tangible net worth covenant required under its revolving credit facility with Wachovia. On August 30, 2002, the Company was granted a covenant waiver by Wachovia under the following conditions: (1) the $4 million line of credit was reduced to a $1 million facility; (2) the borrowing rate was increased to LIBOR plus 6% effective August 1, 2002; and (3) the minimum tangible net worth covenant was revised from $5,500,000 to $5,150,000. In addition, the Company agreed to pay a $5,000 fee, and reimburse the bank for legal fees incurred in connection with documenting the waiver agreement.

      On September 30, 2002, Wachovia and the Company agreed to an extension of the credit facility until February 28, 2003, to allow the Company time to procure external, replacement financing. As a condition of the extension, the aggregate line of credit was reduced to $500,000, and the minimum tangible net worth covenant was further revised from $5,150,000 to $4,750,000. In addition, the Company agreed to pay a $5,000 fee, and reimburse the bank for legal fees incurred in connection with documenting the extension agreement. Except for the tangible net worth covenant, there are no other financial covenants during the extension period.

      The Company is currently seeking a new commercial lender to provide a replacement credit facility, and it is possible that it will not be successful in obtaining a replacement credit facility until the Company could demonstrate improved operating results. If the Company is unable to obtain a replacement credit facility, it would be dependent upon currently available cash and cash generated by operations to satisfy its working capital requirements, which could adversely impact current operating levels as well as future growth.

      Obligation under capital lease
      ------------------------------

      Debt maturing within one year at December 31, 2001 consisted of remaining payments of $37,556 under a capital lease obligation, which was fully repaid during 2002.

Note 3.  Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consisted of the following (in thousands):


                                                         September 30,     December 31,
                                                             2002              2001
                                                         -------------     ------------

      Salaries, commissions and benefits                     $226              $420
      License fees                                             33                42
      Other                                                    16               105
                                                             ----------------------
      Accrued expenses and other current liabilities         $275              $567
                                                             ======================

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

Note 5.  Acquisition of InfiNet

      In February 2002, the Company acquired, effective January 1, 2002, TriNET Business Trust's ("TriNET") 49.9% ownership interest in InfiNet for an aggregate cash purchase price of $153,334. Prior to the acquisition, the Company had a 50.1% ownership interest in InfiNet. In December 2001, TriNET notified the Company that it wanted to terminate its participation in InfiNet. Although contractually not obligated to do so, the Company offered to buy TriNET's share interest, and negotiated a purchase price equal to one times TriNET's share of InfiNet's earnings for the ten months ended December 31, 2001 plus $25,000. The Company acquired TriNET's interest for several reasons including its trained workforce in systems design and sales and the opportunity to further leverage InfiNet's customer contacts with Farmstead's existing and future product offerings. The acquisition has been accounted for as a purchase, under SFAS 141 as described in Note 4. The $100,512 excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill, in accordance with SFAS 142 as described in Note 4, and will be subject to an annual assessment for impairment.

      The following pro forma information presents the Company's consolidated results of operations for the three and nine months ended September 30, 2001 as if the acquisition had been completed as of the beginning of those periods. The results of operations for the three and nine months ended September 30, 2002 include the effects of the acquisition from January 1, 2002.



                                                    Three months ended             Nine months ended
                                                    September 30, 2001            September 30, 2001
                                                 -------------------------     -------------------------
      (In thousands, except per share data)      As Reported     Pro forma     As Reported     Pro forma
                                                 -----------     ---------     -----------     ---------

      Revenues                                     $8,762         $8,762         $26,072        $26,072
      Income (loss) before minority interest
       in income of subsidiary                        178            178            (600)          (600)
      Minority interest in income of
       subsidiary                                     168              -             369              -
      Net income (loss)                                10            178            (969)          (600)

      Earnings per share:  basic                   $    -         $  .05         $  (.30)       $  (.18)
                           diluted                 $    -         $  .05         $  (.30)       $  (.18)

Note 6.  Stock Options

      On April 3, 2002, the Board of Directors adopted the Farmstead Telephone Group, Inc. 2002 Stock Option Plan (the "2002 Plan"), which was approved by stockholders at the June 13, 2002 Annual Meeting of Stockholders. The 2002 Plan replaces the 1992 Stock Option Plan that terminated in May 2002. The 2002 Plan permits the granting of options to employees, directors and consultants of the Company, which shall be either incentive stock options ("ISOs") as defined under Section 422 of the Internal Revenue Code, or non-qualified stock options ("NSOs"). ISOs may be granted at no less than market value at the time of grant, with a maximum term of ten years except, for a 10% or more stockholder, the exercise price shall not be less than 110% of market value, with a maximum term of five years. NSOs may be granted at no less than 50% of market value at the time of granting, with a maximum term of 10 years. Any option granted pursuant to this Plan which for any reason fails to qualify as an ISO shall be deemed to have been granted as an option not qualified under
Section 422 of the Code. The maximum number of shares issuable under the
2002 Plan, which expires April 3, 2012, are 1,300,000.   As of September
30, 2002 there were 38,000 options outstanding under the 2002 Plan, and 1,939,306 options outstanding under the 1992 Stock Option Plan.

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

      During the nine months ended September 30, 2002, the Company issued 26,379 shares of Common Stock pursuant to the Company's 2001 Employee Stock Purchase Plan. Proceeds from the issuance were $13,479.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The discussions set forth in this Form 10-Q report contain certain statements, based on current expectations, estimates, forecasts and projections about the industry in which the Company operates and management's beliefs and assumptions, which are not historical facts and are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("the Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "will be," "will continue," "will likely result," "anticipates," "seeks to," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar words, expressions or phrases of similar meaning. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of certain risks, uncertainties and assumptions, which are difficult to predict. Many of these risks and uncertainties are described under the heading "Risk Factors" below. All forward-looking statements included in this document are based upon information available to the Company on the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, other written or oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission ("SEC"), press releases, conferences, or otherwise may be forward-looking statements within the meaning of the Act.

Results of Operations

      For the three months ended September 30, 2002, the Company reported a net loss of $284,000 or $(.09) per share, on revenues of $4,766,000, as compared to net income of $10,000 or less than one-half cent per share on revenues of $8,762,000 for the comparable 2001 period. For the nine months ended September 30, 2002, the Company reported a net loss of $1,245,000 or $(.38) per share, on revenues of $15,557,000, as compared to a net loss of $969,000 or $(.30) per share on revenues of $26,072,000 for the comparable 2001 period. The net loss for the three and nine month periods ended September 30, 2002 include a credit of $126,000 resulting from a one-time reduction in license fees payable to Avaya for the current year to date period.

      Management believes that these declines reflect the significant reduction in demand for telecommunications products in the U.S. which commenced during the first quarter of 2001 and which is continuing in 2002. Since the second quarter of 2001, the Company has attempted to offset the financial impact of a reduced revenue stream by reducing and more tightly controlling operating costs and expenses, which included workforce reductions and pay reductions during 2001. These efforts have continued into 2002, including an additional workforce reduction in June of 14%, and, effective July 1, 2002, 20% pay reductions for the Company's executive officers and 33% fee reductions for its outside directors. However, should there be a further deterioration in the market conditions in the telecommunications equipment industry, the Company may experience continued decreases in revenues and deterioration in operating results. Additional information on major components of the Company's operating performance for the three and nine months ended September 30, 2002 as compared to the comparable 2001 periods follows below.

Revenues


                                         Three months            Nine Months
                                             ended                  Ended
                                         September 30,          September 30,
                                       -----------------     -------------------
      (In thousands)                    2002       2001       2002        2001
                                        ----       ----       ----        ----

      End-user equipment sales         $3,810     $7,046     $11,666     $20,917
      Equipment sales to resellers        578        879       2,617       3,143
      Services                            378        837       1,274       2,012
                                       -----------------------------------------
      Consolidated revenues            $4,766     $8,762     $15,557     $26,072
                                       =========================================

      End-User Sales
      --------------
      During the three months ended September 30, 2002, end-user equipment sales revenues, consisting of parts sales and systems sales, decreased by $3,236,000 or 46% from the comparable 2001 period. During the nine months ended September 30, 2002, end-user equipment sales revenues decreased by $9,251,000 or 44% from the comparable 2001 period. The Company has experienced significant declines in both its parts and systems sales business during these periods. The Company attributes these sales declines principally to the deteriorated market conditions in the US economy in general, and in the telecommunications industry more specifically, which has resulted in reduced capital spending by the Company's customers. This in turn has lead to increased competition and downward pressure on sales prices, particularly in the aftermarket parts business. During 2002, the Company has continued a strategy of developing a systems sales business, which it started in 2001 with the formation of InfiNet Systems LLC, and the appointment as a systems dealer by Avaya in January 2002. This strategy has necessitated the hiring of sales, service and technical design personnel experienced in systems and applications design and sales. As a result, the Company has increased its focus on selling new systems and system upgrades. Additionally, due to turnover, the Company's sales force is now more experienced in selling systems, which has contributed to the reduction in
parts sales.   Management remains committed to the continuing growth of its systems business and is currently implementing strategies to increase its parts business, which will include the development of on-line ordering processes and other marketing approaches.

      Equipment sales to resellers ("Wholesale sales")
      ------------------------------------------------
      During the three months ended September 30, 2002, wholesale sales revenues decreased by $301,000 or 34% from the comparable 2001 period. During the nine months ended September 30, 2002, wholesale sales revenues decreased by $526,000 or 17% from the comparable 2001 period. The decreases are attributable to the market conditions described above, resulting in reduced buying by equipment wholesalers.

      Services
      --------
      During the three months ended September 30, 2002, service revenues decreased by $459,000 or 55% from the comparable 2001 period. During the nine months ended September 30, 2002, service revenues decreased by $738,000 or 37% from the comparable 2001 period. For the three-month period, the decrease resulted entirely from lower installation revenues. For the nine-month period, the decrease was attributable to both lower installation revenues and lower equipment rentals. Installation revenues are directly related to the systems sales business, and the decrease in installation revenues has been approximately proportional to the decrease in systems sales and upgrade revenues.

      Management remains cautious about the telecommunications product marketplace going forward. The Company still expects that its future sales revenues will improve in all of its current sales channels when capital spending for telecommunication products improves, although no assurances can be given as to the timing of when this will occur.

Cost of Revenues and Gross Profit

      Total cost of revenues for the three months ended September 30, 2002 was $3,701,000, a decrease of $3,072,000 or 45% from the comparable 2001 period. The gross profit for the three months ended September 30, 2002 was $1,065,000, a decrease of $924,000 or 46% from the comparable 2001 period. As a percentage of revenue, the gross profit margin was 22% for 2002, as compared to 23% for the comparable 2001 period. The gross profit margin for the three months ended

September 30, 2002 benefited from a one-time, Avaya license fee reduction in the amount of $126,000. Excluding the fee reduction, the gross profit margin would have been 20% for this period.

      Total cost of revenues for the nine months ended September 30, 2002 was $12,431,000, a decrease of $7,896,000 or 39% from the comparable 2001 period. The gross profit for the nine months ended September 30, 2002 was $3,126,000, a decrease of $2,619,000 or 46% from the comparable 2001 period. As a percentage of revenue, the gross profit margin was 20% for 2002, as compared to 22% for the comparable 2001 period. The gross profit margin for the nine months ended September 30, 2002 benefited from a one-time, license fee reduction in the amount of $120,000 negotiated with Avaya. Excluding the fee reduction, the gross profit margin would have been 19% for this period.

      The Company's gross profit margins are dependent upon a variety of factors including (1) product mix - gross margins can vary significantly among parts sales, system sales and the Company's various service offerings. The parts business, for example, involves hundreds of parts which generate significantly varying gross profit margins depending upon their availability, competition, and demand conditions in the marketplace;
(2) customer mix - the Company sells parts to both end-users and to other equipment resellers. In addition, in its partnering relationship with Avaya, certain customers receive pre-negotiated discounts from Avaya which could lower the Company's gross margins as it does business with these customers; and (3) the level and amount of discounts and purchase rebates available to the Company from Avaya and its suppliers. The combined effect of all of these factors will result in varying gross profit margins from period to period.

      The reduction in gross profit dollars during the three and nine months ended September 30, 2002 was primarily attributable to lower sales levels, for the reasons discussed above. The reduction in gross profit margins during the three and nine months ended September 30, 2002 was primarily attributable to (1) increased sales competition, and downward pressure on sales pricing in the Company's end-user parts business; (2) increased wholesale sales as a percent of total sales revenues. Wholesale sales generate margins that are lower than end-user margins and, during the three months ended September 30, 2002, represented 12% of revenues as compared to 10% of revenues in the comparable prior year period. For the nine months ended September 30, 2002, wholesale sales represented 17% of revenues as compared to 12% in 2001; and (3) higher overhead costs as a
percent of revenues.   As a partial offset, the Company recorded improved
gross profit margins on both systems sales and installation services in both three and nine month periods of 2002, as compared with the comparable prior year periods, and also benefited from reduced license fees.

      The Company believes that there will continue to be pressure on gross profit margins until market conditions and product demand in the telecommunications industry improves. The Company may also experience continued downward pressure on gross profit margins if systems sales become a larger component of total revenues, and/or if the Company increases its business with customers with pre-negotiated Avaya discounts.

Selling, General and Administrative ("SG&A") Expenses

      SG&A expenses for the three months ended September 30, 2002 were $1,352,000, a decrease of $418,000 or 24% from the comparable 2001 period. SG&A expenses were 28% of revenues in 2002 as compared to 20% of revenues in 2001. SG&A expenses for the nine months ended September 30, 2002 were $4,429,000, a decrease of $1,792,000 or 29% from the comparable 2001 period. SG&A expenses were 28% of revenues in 2002 as compared to 24% of revenues in 2001.

      The decrease in SG&A expenses for the three months ended September 30, 2002 was primarily attributable to (i) a $189,000 (18%) decrease in payroll expenses as a result of lower employment levels than the prior year period (including a workforce reduction in June of 14%), lower sales commissions due to lower sales levels, and management pay reductions implemented during the current year quarter; (ii) cost-reduction initiatives in response to lower sales levels, which has resulted in lower marketing, legal, consulting and other office and employment-related expenses; (iii) lower bad debt expenses attributable to lower sales volume and better than expected receivable collections, and (iv) lower depreciation expense.

      The decrease in SG&A expenses for the nine months ended September 30, 2002 was primarily attributable to (i) a $797,000 (22%) decrease in payroll expenses as a result of lower employment levels than the prior year period, lower sales commissions due to lower sales levels, and management pay reductions implemented during the current year; (ii) cost-reduction initiatives in response to lower sales levels, which has resulted in reduced marketing, travel, legal, consulting and other office and employment-related expenses; (iii) lower bad debt expense resulting from a $33,000 reserve reduction due to better than expected receivable collections, a $15,234 bad debt recovery and lower sales volume and (iv) lower depreciation expense.

      The Company is continuing its efforts to further reduce SG&A expenses, as necessitated by its lower current revenue levels, as one measure in a strategy to return to profitability.

Interest Expense, Other Income and Minority Interest

      Interest expense for the three months ended September 30, 2002 was $1,521, as compared to $41,000 for the comparable 2001 period. Interest expense for the nine months ended September 30, 2002 was $24,000, as compared to $124,000 for the comparable 2001 period. The decrease in interest expense in each period was attributable to both lower average borrowings and lower borrowing costs. During the three months ended September 30, 2002, average bank borrowings approximated $22,000 at an average borrowing rate of approximately 4.9%, compared with average bank borrowings of approximately $2,389,000 at an average borrowing rate of approximately 6.1% for the comparable 2001 period. During the nine months ended September 30, 2002, average bank borrowings approximated $612,000 at an average borrowing rate of approximately 4.5%, compared with average bank borrowings of approximately $2,173,000 at an average borrowing rate of approximately 7% for the comparable 2001 period.

      Other income for the three months ended September 30, 2002 and 2001
consisted of interest earned on invested cash.   Other income for the nine
months ended September 30, 2002 included $81,727 representing the net proceeds from the sale of common stock of Anthem, Inc. received by the Company, at no cost, as part of the conversion of Anthem Insurance Companies, Inc. from a mutual insurance company to a stock insurance company, and interest earned on invested cash. Other income for the nine months ended September 30, 2001 consisted primarily of interest earned on invested cash.

      Minority interest in income of subsidiary of $168,000 and $369,000 for the three and nine months ended September 30, 2001, respectively, represented a provision for the 49.9% share of the net income of InfiNet earned by TriNET. In February 2002, the Company acquired, effective January 1, 2002, all of TriNET's ownership interest in InfiNet for an aggregate cash purchase price of $153,334.

(Benefit) Provision for Income Taxes

      The Company recorded a net tax benefit of $1,000 and a provision of $9,000 for the three-month periods ended September 30, 2002 and 2001, respectively, as compared to a provision of $12,000 and $31,000 in the comparable nine-month periods. Due to the Company's net loss for both current year periods, the tax provision consisted of estimated minimum state income taxes. The Company's deferred tax assets consist primarily of net operating loss and capital loss carryforwards, and timing differences between the book and tax treatment of inventory and other asset valuations. The increase in the deferred tax assets from December 31, 2001 have been fully reserved for due to the Company's current year operating loss and its history of earnings volatility.

Liquidity and Capital Resources

      Working capital, defined as current assets less current liabilities, was $4,535,000 at September 30, 2002, a decrease of $1,295,000 or 22% from $5,830,000 at December 31, 2001. The working capital ratio was 3 to 1 at September 30, 2002, compared with 2.7 to 1 at December 31, 2001.

      Operating activities used $444,000 during the nine months ended September 30, 2002, primarily due to the net loss and the reduction of accounts payable, partly offset by cash generated from lower accounts receivable and inventories. Decreases in these accounts were primarily attributable to lower revenue levels, improved receivable collections and efforts to reduce inventory levels and expenses.

      Investing activities used $213,000 during the nine months ended September 30, 2002, attributable to (i) the $153,334 purchase price for the acquisition of TriNET's 49.9% ownership interest in InfiNet, and (ii) $60,000 of purchased equipment.

      Financing activities provided $114,000 during the nine months ended September 30, 2002, principally from net borrowings of $238,000 under the revolving credit facility. During this period the Company also received $13,479 from 26,379 common shares issued to employees under the Company's employee stock purchase plan, made $37,000 in capital lease payments to fully pay-off a lease obligation, and made a $100,000 capital distribution to TriNET out of the accumulated earnings of InfiNet.

      In Form 10-Q for the quarterly period ended June 30, 2002, filed with the SEC on August 14, 2002, the Company disclosed that it was not in compliance with the minimum tangible net worth covenant required under its revolving credit facility with Wachovia. On August 30, 2002, the Company was granted a covenant waiver by Wachovia under the following conditions:
(1) the $4 million line of credit was reduced to a $1 million facility; (2) the borrowing rate was increased to LIBOR plus 6% effective August 1, 2002; and (3) the minimum tangible net worth covenant was revised from $5,500,000 to $5,150,000. In addition, the Company agreed to pay a $5,000 fee, and reimburse the bank for legal fees incurred in connection with documenting the waiver agreement.

      On September 30, 2002, Wachovia and the Company agreed to an extension of the credit facility until February 28, 2003, to allow the Company time to procure external, replacement financing. As a condition of the extension, the aggregate line of credit was reduced to $500,000, and the minimum tangible net worth covenant was further revised from $5,150,000 to $4,750,000. In addition, the Company agreed to pay a $5,000 fee, and reimburse the bank for legal fees incurred in connection with documenting the extension agreement. Except for the tangible net worth covenant, there are no other financial covenants during the extension period.

      Outstanding borrowings under the Company's revolving credit facility with Wachovia Bank, National Association (f/k/a First Union National Bank) ("Wachovia") were $238,000 and $0 at September 30, 2002 and December 31, 2001, respectively. As of September 30, 2002, the unused portion of the revolving credit facility was $262,000, all of which was available under existing borrowing formulas. The average and highest amounts borrowed during the three months ended September 30, 2002 were approximately $22,000 and $238,000, respectively. The average and highest amounts borrowed during the nine months ended September 30, 2002 were approximately $612,000 and $1,531,000, respectively.

      The Company is dependent upon its operating cash flow and credit facility to provide cash to satisfy its working capital requirements. The Company is currently seeking a new commercial lender to provide a replacement credit facility, and it is possible that it will not be successful in obtaining a replacement credit facility until the Company could demonstrate improved operating results. In addition, the Company's borrowing costs on a replacement facility could be significantly higher than its current borrowing costs. If the Company should default on its financial covenant, the bank could elect to terminate the credit facility prior to its February 28, 2003 maturity date. No assurances can be given that the Company will have sufficient cash resources to finance future growth, and it may become necessary to seek additional financing sources for such purpose.

      During 2002, the Company has been engaged in a project to develop an e-business platform, designed to enable its customers to transact business with the Company electronically, at an estimated cost of $150,000-$250,000 to be incurred as various independent phases of the project are performed during 2002 and 2003. There are currently no other material capital expenditures planned.

Risk Factors

      The Company's prospects are subject to certain uncertainties and risks. These risks and uncertainties are detailed from time to time in reports filed by the Company with the SEC, including Forms 8-K, 10-Q, and 10-K, and include, among other factors, the following principal risks:

      Economic Conditions in the U.S. Management remains cautious about the telecommunications product marketplace going forward, and cannot predict whether the level of capital spending for the Company's products will improve in the near term. The Company has worked to offset the financial impact of a reduced revenue stream by reducing and more tightly controlling operating costs and expenses. However, should the Company experience continued decreases in revenues, profit margins and further deterioration in operating results, it is likely that the Company would implement further cuts in its operating expenses, which could prevent the Company from maintaining its current array of product offerings and technical resources needed for future growth.

      Credit Facility and Working Capital. The Company is currently seeking a new commercial lender to provide a replacement credit facility, and it is possible that it will not be successful in obtaining a replacement credit facility until the Company could demonstrate improved operating results.
If the Company is unable to obtain a replacement credit facility, it would be dependent upon currently available cash and cash generated by operations to satisfy its working capital requirements, which could adversely impact current operating levels as well as future growth. No assurances can be given that the Company will have sufficient cash resources to finance future growth, and it may become necessary to seek additional financing sources for such purpose.

      Relationship with Avaya. The Company principally sells Avaya telecommunications products through various Dealer agreements with Avaya. The Company is dependent upon the quality of current Avaya products as well as Avaya's continued development of new products in order to compete. The Company's current sales levels could be adversely impacted should market demand for these Avaya products significantly decline. The Company's parts and systems sales levels would also be adversely impacted if its Avaya dealer and license agreements were terminated. In addition, the Company receives substantial rebates and other cash incentives from Avaya, based upon volume levels of certain product purchases, which are material to the Company's operating results and which help reduce product purchase costs, market development and marketing expenses. These incentive programs are subject to change annually, and no assurances can be given that they would not be altered so as to adversely impact the Company's profit margins or operating expenses.

      In addition, the Company is also subject to other risks including competitive factors and pricing pressures, changes in product mix, product demand, risk of dependence on third party suppliers, the ability of the Company to sustain, manage or forecast its growth and inventories, performance and reliability of products, customer service, adverse publicity, business disruptions; changes in business strategy or development plans, turnover of key employees, and other risk factors detailed in this report, described from time to time in the Company's other SEC filings, or discussed in the Company's press releases.

      The risks included here are not exhaustive. Other sections of this report may include additional factors, which could adversely affect the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

      The Company is also exposed to market risk from changes in the interest rate related to its revolving credit facility, which is based upon a 30-day average LIBOR rate. Assuming an average borrowing level of $612,000 (which amount represented the average amount borrowed under the revolving credit facility during the nine months ended September 30, 2002), each 1 percentage point increase in the bank's lending rate would result in $6,120 of additional annual interest charges. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.


                         PART II.  OTHER INFORMATION

Items 1, 3, 4 and 5 have been omitted because there is nothing to report or they are inapplicable.

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

            10(a) Third Modification to Loan Agreement, dated September 23, 2002 between Farmstead Telephone Group, Inc. and Wachovia Bank, National Association (f/k/a First Union National Bank).

            10(b) Modification Number One To Promissory Note, dated October 9, 2002 between Farmstead Telephone Group, Inc. and Wachovia Bank, National Association.

            10(c) Fourth Modification to Loan Agreement, dated October 9, 2002 between Farmstead Telephone Group, Inc. and Wachovia Bank, National Association (f/k/a First Union National Bank).

            21 Subsidiaries [Exhibit 21 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002].

            99(a)  Certification of George J. Taylor, Jr., CEO, pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002.

            99(b)  Certification of Robert G. LaVigne, CFO, pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter for which this report is filed.


                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FARMSTEAD TELEPHONE GROUP, INC.

Dated:  November  8, 2002              /s/ George J. Taylor, Jr.
                                       ------------------------------------
                                       George J. Taylor, Jr.
                                       Chief Executive Officer, President

Dated:  November  8, 2002              /s/ Robert G. LaVigne
                                       ------------------------------------
                                       Robert G. LaVigne
                                       Executive Vice President, Chief
                                       Financial Officer

                               CERTIFICATIONS

I, George J. Taylor, Jr., Chief Executive Officer and President, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Farmstead Telephone Group, Inc. ("Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  8, 2002

/s/ George J. Taylor, Jr.
-------------------------
George J. Taylor, Jr.
Chief Executive Officer, President


I, Robert G. LaVigne, Executive Vice President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Farmstead Telephone Group, Inc. ("Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Robert G. LaVigne
---------------------
Robert G. LaVigne
Executive Vice President, Chief Financial Officer