Form 10-K
period 2002-12-31
FARMSTEAD TELEPHONE GROUP INC
filed 2003-03-26
CIK 804331

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                  FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2002

                       Commission file number 0-15938

                       FARMSTEAD TELEPHONE GROUP, INC.
           (Exact name of registrant as specified in its charter)

                 Delaware                              06-1205743
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)

22 Prestige Park Circle, East Hartford, CT              06108-3728
(Address of principal executive offices)                (Zip Code)

    Registrant's telephone number, including area code:  (860) 610-6000

            Securities registered under Section 12(b) of the Act:

        Title of each class           Name of each Exchange on which registered
   Common Stock, $.001 par value               American Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, computed by reference to the last sale price on June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, was $2,115,485.

As of February 28, 2003, the registrant had 3,298,958 shares of $0.001 par value Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on June 12, 2003 are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

                       TABLE OF CONTENTS TO FORM 10-K


                                   PART I


                                                                                    Page
                                                                                    ----

ITEM 1.    BUSINESS                                                                   3
ITEM 2.    PROPERTIES                                                                 7
ITEM 3.    LEGAL PROCEEDINGS                                                          7
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                        7

                                   PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS      7
ITEM 6.    SELECTED FINANCIAL DATA                                                    8
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                                        8
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                18
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                               18
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE                                    18

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                        19
ITEM 11.   EXECUTIVE COMPENSATION                                                    19
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS                                           19
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                            19
ITEM 14.   CONTROLS AND PROCEDURES                                                   19

                                   PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K          20


                                   PART I

ITEM 1.  BUSINESS

GENERAL

      Farmstead Telephone Group, Inc. ("Farmstead", the "Company", "we", or "our") was incorporated in Delaware in 1986 and has been a publicly held company since May 1987. Our main offices are located at 22 Prestige Park Circle, East Hartford, CT 06108, and our telephone number is (860) 610-6000. We are principally engaged as a provider of new and used Avaya, Inc. ("Avaya") business telecommunications parts and complete systems. We provide used "Classic Avaya(TM) " telecommunications equipment pursuant to an " Authorized Remarketing Supplier Program" with Avaya, under which we are one of only five companies nationwide so authorized. We also offer the full-line of new telecommunications parts and complete systems as an Avaya "Diamond Dealer". Our product offerings are primarily customer premises-based private switching systems and peripheral products, including voice processing systems. We also provide telecommunications equipment installation, repair and refurbishing, short-term rental, inventory management, and related value-added services. We sell our products and services to large and mid-sized, multi-location businesses as well as to small businesses, government agencies, and other equipment resellers.

      Effective February 1, 2001, Farmstead entered into a joint venture agreement with TriNET Business Trust ("TriNET"), forming a limited liability corporation operating under the name of InfiNet Systems, LLC ("InfiNet"). Under the agreement, Farmstead had a 50.1% ownership interest, and TriNET had a 49.9% ownership interest. Formed under the laws of the State of Delaware, and with operations based in East Hartford, Connecticut, InfiNet was organized for the purpose of selling new Avaya telecommunications systems primarily to customers within the State of Connecticut and various counties in the State of New York. Effective January 1, 2002, Farmstead acquired TriNET's 49.9% ownership interest in InfiNet. During 2002, however, Farmstead changed its business strategy concerning the use of InfiNet, downsizing its operating activities by eliminating its entire workforce and fulfilling systems sales orders directly through Farmstead, which acquired its own systems dealer license in 2002. As a result, InfiNet was inactive for most of 2002.

PRODUCT OFFERINGS

      EQUIPMENT
      ---------

      We sell a wide range of Avaya product offerings, including Avaya's most advanced enterprise voice communications system marketed under the DEFINITY(R) product line. The DEFINITY product line provides reliable voice communications and offers integration with an enterprise's data network. DEFINITY servers support a wide variety of voice and data applications such as call and customer contact centers, messaging and interactive voice response. This product also facilitates the ongoing transition at many enterprises from traditional voice telephony systems to advanced systems that integrate voice and data traffic and deploy increasingly sophisticated communications applications. We offer Avaya's, medium to small user voice communications products, marketed under the MERLIN MAGIX(TM), SPIRIT(R) and PARTNER(R) Communications Systems product families. We also market Avaya voice messaging products such as OCTEL(R) Messaging and INTUITY(TM) AUDIX(R) Messaging, and network support products such as Avaya Cajun(R).

      Equipment sales consist of both sales of complete systems and software applications, and sales of new and refurbished parts (commonly referred to as "aftermarket" sales). Refurbished products are primarily sold under the Classic Avaya(TM) label pursuant to a licensing agreement with Avaya.

      Equipment sales revenues accounted for approximately 91% of total revenues in 2002 and 93% of total revenues in both 2001 and 2000.

      SERVICES
      --------

      We are committed to respond to our customers' service or project-oriented telecommunications needs, and believe these services help differentiate us from our competitors, as well as contribute to longer-lasting customer relationships and incremental equipment sales. Services include:

      Installation Services: We use Avaya and other equipment installation companies on a subcontract basis to install telecommunication parts and systems, as well as equipment moves, adds and changes.

      Repair and Refurbishing: We perform fee-based repair and refurbishing services for our customers through our in-house facilities and use of subcontract repair shops. The in-house work primarily consists of cleaning, buffing and minor repairs. The Company outsources major repairs of equipment.

      Equipment Rentals: We provide rentals of equipment on a month-to-month basis, servicing those customers that have temporary, short-term equipment needs.

      Other Services: Our technical staff currently provide system engineering and configuration, and technical "hot line" telephone support services.

      Our combined service revenues accounted for 9% of revenues in 2002 and 7% of revenues in 2001 and 2000. Installation Services accounted for 8% of total revenues in 2002. No individual service category accounted for more than 5% of revenues during 2001 and 2000.

RELATIONSHIP WITH AVAYA INC. (PREVIOUSLY A BUSINESS SEGMENT OF LUCENT TECHNOLOGIES)

      Lucent Technologies ("Lucent") was formed in 1995 from the systems and technology units that were formerly a part of AT&T Corp., including the research and development capabilities of Bell Laboratories. In April 1996, Lucent completed the initial public offering of its common stock and on September 30, 1996, became independent of AT&T when AT&T distributed to its shareholders all of its Lucent shares. On September 30, 2000, Lucent completed the spin-off of its Enterprise Networks Group business segment (essentially its PBX business, and within which market segment we participate), as well as its SYSTIMAX(R) cabling and LAN-based data businesses to Lucent shareholders, forming Avaya which focuses directly and independently on the enterprise networking market. Avaya is a leading provider of telecommunications products in the U.S.

      Since 1985, AT&T, Lucent, and now Avaya, have provided support to the aftermarket by offering installation and maintenance services for its products purchased by end-users through equipment resellers. Equipment resellers such as the Company may also, with various restrictions, utilize Avaya documentation, technical information and software. Avaya also generally provides up to a one-year warranty on its products. Maintenance of Avaya equipment sold by us is generally provided by Avaya. We use either Avaya, authorized Avaya subcontractors, or the Company's own network of subcontract installers throughout the U.S. to handle our customers' equipment installation needs.

      We operate in an Avaya-sponsored Authorized Remarketing Supplier ("ARS") aftermarket program as an ARS Dealer (the "ARS Agreement"), selling Classic Avaya(TM) products to end-users nationwide. The ARS Agreement expires December 31, 2003. Classic Avaya(TM) products are defined as used Avaya PBX system and key system parts that have been refurbished by us under Avaya quality standards, and sold with a Classic Avaya label. We are currently one of only five appointed ARS Dealers, none of whom has been granted an exclusive territory. The ARS Agreement also allows us to sell certain new Avaya PBX products and voice processing products to end-users, including government agencies. In January, 2002, we additionally became a Diamond Dealer, authorized by Avaya to sell complete voice and data systems and applications.

      Under a license agreement with Avaya that expires December 31, 2003, we are required to pay fees to Avaya based upon a percentage of the sales price of Classic Avaya(TM) products that we sell. Over the period of the agreement, these fees have ranged from 10% to 6.5% (currently). We are also required to pay fees to Avaya based upon a percentage of the sales price of Avaya products sold through our call center. These fees have ranged from 25% to 15% (currently). We recorded in cost of revenues approximately $507,000, $1,341,000, and $2,097,000 of fee expense in 2002, 2001 and 2000, respectively.

      We believe that our relationship with Avaya is satisfactory and we have received no indication that Avaya has any intention of terminating or not renewing the ARS Agreement, or any other agreement, with us. We would be materially adversely affected should Avaya decide to terminate or not renew these agreements.

MARKETING AND CUSTOMERS

      We market our product offerings nationally through a direct sales staff, which includes salespersons located throughout the Eastern seaboard, Indiana, Texas and California. In February 2002, we opened a sales office in New York City. Since 1999, we have also marketed Avaya products through a call center operation. Our customers range from large and mid-sized, multi-location corporations, to small companies, and to equipment wholesalers, dealers, and government agencies and municipalities. End-user customers accounted for approximately 83% of our total revenues in 2002, 86% of revenues in 2001and 91% of revenues in 2000, while sales to dealers and other resellers accounted for approximately 17%, 14% and 9% of revenues during the same respective periods. We have thousands of customers and, during the years ended December 31, 2002, 2001and 2000, no single customer accounted for more than 10% of revenues. We do not consider our business to be seasonal.

COMPETITION

      We operate in a highly competitive marketplace. Over the years, our marketplace has become subject to more rapid technological change as communications systems have been evolving from stand-alone voice systems to more highly integrated, software-driven systems. Since we principally sell Avaya products, our competitive position in the marketplace is highly dependent upon Avaya's ability to continue to be a market leader in the product lines that we sell. Our competitors currently include Avaya and other new equipment manufacturers, other new telecommunications equipment distributors, as well as other telecommunications equipment resellers. In the sale of Classic Avaya(TM) products, we compete with the other Avaya-designated ARS Dealers. We believe that key competitive factors in our market are price, timeliness of delivery, service and product reliability. Due to economic conditions, and the reduction in capital spending on telecommunications products, which have developed in the U.S. over the past two years, competitive pressures have intensified. We also anticipate intensified competition from larger companies having substantially greater technical, financial and marketing resources, as well as larger customer bases and name recognition. As the industry further develops voice and data convergence products, we anticipate encountering a broader variety of competitors, including new entrants from related computer and communication industries.

SUPPLIERS

      Our agreement with Avaya requires us to purchase new equipment from a designated "master distributor", and accordingly we have used Catalyst Telecom ("Catalyst") as our primary supplier over the last several years. The performance of this distributor in meeting our product and delivery demands has been satisfactory to date. Should there be an adverse change in Catalyst's performance, we would have the ability to contract with another "master distributor" to supply us with new Avaya telecommunications equipment.

      We acquire used equipment from a variety of sources, depending upon price and availability at the time of purchase. These sources include other secondary market equipment dealers, leasing companies and end-users. The equipment so acquired may be in a refurbished state and ready for resale, or it may be purchased "as-is", requiring repair and/or refurbishing prior to its resale. We are not, therefore, dependent upon any single supplier for used equipment. The Company believes that the availability of used equipment in the marketplace is presently sufficient to allow the Company to meet its customers' used equipment delivery requirements.

PATENTS, LICENSES AND TRADEMARKS

      No patent is considered material to our continuing operations. Pursuant to agreements in effect with Avaya, we may utilize, during the term of these agreements, certain Avaya designated trademarks, insignia and symbols in our advertising and promotion of Avaya products. We operate under a license agreement with Avaya, in which we were granted a non-exclusive license to use the Classic Avaya(TM) trademark in connection with the refurbishing, marketing and sale of Avaya products sold under the ARS Agreement. Under this agreement, we are required to pay fees to Avaya based upon a percentage of the sales price of Classic Avaya(TM) products that we sell. Over the period of the agreement, these fees have ranged from 10% to 6.5% (currently). We are also required to pay fees to Avaya based upon a percentage of the sales price of Avaya products sold through our call center. These fees have ranged from 25% to 15% (currently). We recorded in cost of revenues approximately $507,000, $1,341,000, and $2,097,000 of fee expense in 2002, 2001 and 2000, respectively. The license agreement expires December 31, 2003. We have received no indication that Avaya has any intention of terminating or non-renewing the license agreement. We would be materially adversely affected should Avaya decide to terminate or not renew the license agreement.

RESEARCH AND DEVELOPMENT

      We did not incur any research and development expenses during the three years ended December 31, 2002, and research and development activities are not material to our business.

BACKLOG

      The backlog of unshipped orders believed to be firm was approximately $1,010,000 at December 31, 2002 and $1,732,000 at December 31, 2001.

EMPLOYEES

      At December 31, 2002, we had 64 full-time employees. Our employees are not represented by any organized labor union and are not covered by any collective bargaining agreements.

EXECUTIVE OFFICERS OF THE REGISTRANT


                                   First
                                 Became An
                                 Executive
       Name           Age (1)    Officer in                     Position(s) Held
------------------    -------    ----------    --------------------------------------------------

George Taylor, Jr.      60          1984       Chairman of the Board, President, Chief Executive
                                               Officer

Michael R. Johnson      56          2001       Executive Vice President

Robert G. LaVigne       51          1988       Executive Vice President, Chief Financial Officer,
                                               Secretary, Treasurer

--------------------
<F1>  As of January 1, 2003.

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

      Robert G. LaVigne, Executive Vice President since July 1997. Chief Financial Officer, Corporate Secretary and Treasurer since 1988. Vice President - Finance & Administration from 1988 until July 1997. Director of the Company from 1988 to 2001. Controller of Economy Electric Supply, Inc., a distributor of electrical supplies and fixtures, from 1985 to 1988. Corporate Controller of Hi-G, Inc., a manufacturer of electronic and electromechanical components, from 1982 to 1985. Certified Public Accountant.

ITEM 2.  PROPERTIES

      At December 31, 2002, we occupied two facilities under long-term lease agreements, utilizing in excess of 49,000 square feet of warehouse and office space in East Hartford, CT. The lease agreements expire December 31, 2004. We also lease 1,700 square feet of office space in New York, NY under a non-cancelable lease expiring March 31, 2005. We believe that these facilities are adequate for our present needs and suitable for our intended uses. If new or additional space is required, we believe that adequate facilities are available at competitive prices in the immediate areas of our current operations.

ITEM 3.  LEGAL PROCEEDINGS

      From time to time we are involved in legal proceedings arising in the ordinary course of business. There is no litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our Common Stock is traded on the American Stock Exchange, under the symbol "FTG". The following securities were traded on the American Stock Exchange under the following symbols until June 30, 2002, at which time they expired and were delisted: Warrants issued in our 1987 initial public offering ("IPO Warrants") - "FTG.WS"; Redeemable Class A Common Stock Purchase Warrants - "FTG.WS.A"; Redeemable Class B Common Stock Purchase Warrants - "FTG.WS.B". The following sets forth the range of quarterly high and low sales prices for these securities, for the two years ended December 31, 2002 (there was no trading in periods where no prices are indicated):


                                 Common Stock                     IPO Warrants
                       -------------------------------    ----------------------------
                            2002             2001             2002            2001
                       -------------    --------------    ------------    ------------
      Quarter Ended     High     Low     High     Low     High     Low    High     Low
      -------------     ----     ---     ----     ---     ----     ---    ----     ---

      March 31         $ .92    $.66    $2.13    $1.13       -       -    $.25    $.25
      June 30           1.14     .57     2.00     1.02    $.01    $.01     .40     .10
      September 30       .79     .21     1.35      .65       -       -     .40     .10
      December 31        .37     .21      .85      .56       -       -     .20     .05


                               Class A Warrants                 Class B Warrants
                       -------------------------------    ----------------------------
                            2002             2001             2002            2001
                       -------------    --------------    ------------    ------------
      Quarter Ended     High     Low     High     Low     High     Low    High     Low
      -------------     ----     ---     ----     ---     ----     ---    ----     ---

      March 31            -        -    $.33     $.06     $.04    $.04    $.25    $.07
      June 30          $.02     $.01     .06      .02      .02     .02     .06     .02
      September 30        -        -     .20      .02        -       -     .04     .01
      December 31         -        -     .04      .01        -       -     .04     .01


      There were 3,298,958 common shares outstanding at December 31, 2002 and 3,272,579 common shares outstanding as of December 31, 2001. There were 183,579 IPO Warrants, 1,137,923 Class A Warrants and 1,137,923 Class B Warrants outstanding at the time of their June 30, 2002 expiration. As of December 31, 2002 there were 519 holders of record of the common stock representing approximately 2,700 beneficial stockholders, based upon the number of proxy materials distributed in connection with our 2002 Annual Meeting of Stockholders. We have paid no dividends and do not expect to pay dividends in the foreseeable future as we intend to retain earnings to finance the growth of our operations. Pursuant to a revolving credit agreement with Business Alliance

Capital Corporation, we are prohibited from declaring or paying any dividends or making any other distribution on any of the shares of our capital stock, without the prior consent of the lender.

      Securities authorized for issuance under equity compensation plans as of December 31, 2002:


                                                                                        Number of securities
                                                                                        remaining available
                                           Number of                                    for future issuance
                                           securities to be        Weighted-average     under equity
                                           issued upon             exercise price of    compensation plans
                                           exercise of             outstanding          (excluding securities
                                           outstanding options,    options, warrants    reflected in column
                                           warrants and rights     and rights           (a))
                Plan Category                       (a)                   (b)                    (c)
      ---------------------------------    --------------------    -----------------    ---------------------

      Equity compensation plans
       approved by security holders              1,852,306               $1.81                1,234,000

      Equity compensation plans
       not approved by security holders                  -                   -                        -
                                                 ------------------------------------------------------
      Total                                      1,852,306               $1.81                1,234,000
                                                 ======================================================


ITEM 6.  SELECTED FINANCIAL DATA


(In thousands, except per share amounts)                    Years ended December 31
--------------------------------------------------------------------------------------------------
                                              2002        2001        2000        1999       1998
                                              ----        ----        ----        ----       ----

Revenues                                    $19,150     $33,339     $42,786     $32,871    $27,738
Income (loss) from continuing operations     (2,530)     (1,708)      1,753          57        780
Income (loss) from continuing operations
 per common share:
  Basic and diluted                            (.77)       (.52)        .54         .02        .23
Total Assets                                  5,873      10,342      15,494      15,657     13,498
Long term debt                                    -           -       1,726       4,578      1,916
Stockholders' equity                          4,029       6,531       8,202       6,417      6,344
Dividends paid                                    -           -           -           -          -
--------------------------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      The discussions set forth below and elsewhere in this Annual Report on Form 10-K contain certain statements, based on current expectations, estimates, forecasts and projections about the industry in which we operate and management's beliefs and assumptions, which are not historical facts and are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("the Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "will be," "will continue," "will likely result," "anticipates," "seeks to," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar words, expressions or phrases of similar meaning. Our actual results could differ materially from those projected in the forward-looking statements as a result of certain risks, uncertainties and assumptions, which are difficult to predict. Many of these risks and uncertainties are described under the heading "Risk, Uncertainties and Other Factors That May Affect Future Results" below. All forward-looking statements included in this document are based upon information available to us on the date hereof. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, other written or oral statements made or incorporated by reference from time to time by us or our representatives in this report, other reports, filings with the Securities and Exchange Commission ("SEC"), press releases, conferences, or otherwise may be forward-looking statements within the meaning of the Act.

RESULTS OF OPERATIONS

      YEAR ENDED DECEMBER 31, 2002 COMPARED WITH 2001

      OVERVIEW. For the year ended December 31, 2002, we reported a net loss of $2,530,000 or $.77 per share on revenues of $19,150,000. This compares with a net loss of $1,708,000 or $.52 per share on revenues of $33,339,000 recorded for the year ending December 31, 2001. The net loss for 2002 included (i) a $455,000 charge to fully reserve for all deferred tax assets; (ii) $333,000 in inventory valuation charges and (iii) a $101,000 charge to write off all recorded goodwill arising from the acquisition of InfiNet.

      The operating results for 2002 reflect the continued decline in corporate spending for telecommunications products in the U.S., which commenced during the first quarter of 2001, and which continued throughout 2002. Since the second quarter of 2001, we have attempted to offset the financial impact of a reduced revenue stream by reducing and more tightly controlling operating costs and expenses, which has included several workforce reductions and pay reductions enacted during 2002 and 2001. Our overall strategy during these difficult times has been to lower our breakeven point and return to profitability, through a combination of operating expense reductions, and product purchasing initiatives to improve gross profit margins, and to generate cash to help sustain our working capital needs by better managing assets, principally accounts receivable and inventories.

      For 2003, our business focus will revolve around (1) strategies to increase sales volume by increasing our sales force so as to provide more coverage of existing and potential customers located within the market areas which we serve, (2) broadening our product offerings, (3) continuing efforts to lower our breakeven point by focusing on gross margin improvements through improved product purchasing and outsourcing where possible, and (4) bringing improved scalability to our business through reducing fixed expenses where possible, so that our operating expenses are more variable and can more quickly adjust to changes in sales volume. Should there be continued softness in the market conditions in the telecommunications equipment industry, however, we may experience continued decreases in revenues and deterioration in operating results. Additional information on major components of our operating performance for the year ended December 31, 2002 follows below.

      REVENUES


                                           Year Ended December 31,
                                      --------------------------------
      (Dollars in thousands)           2002       %      2001       %
      ----------------------------------------------------------------

      End-user equipment sales        $14,146     74    $26,362     79
      Equipment sales to resellers      3,205     17      4,519     14
      Services                          1,799      9      2,458      7
      ----------------------------------------------------------------
      Consolidated revenues           $19,150    100    $33,339    100
      ================================================================


      Equipment Sales
      ---------------
      During the year ended December 31, 2002, end-user equipment sales revenues, consisting of sales of both new and refurbished parts and systems sales, decreased by $12,216,000 or 46% from the comparable 2001 period. Additionally, equipment sales to resellers ("wholesale sales") decreased by $1,314,000 or 29% from the comparable 2001 period. Management attributes these sales declines primarily to the deteriorated market conditions in the U.S. economy which has resulted in reduced capital spending by businesses on telecommunications equipment. These conditions have, in turn, led to increased competition and downward pressure on sales prices. Another factor affecting sales levels has been the transitioning of our sales force. During 2002, we continued a strategy of developing a systems sales business, begun in 2001 with the formation of InfiNet, and continuing with Farmstead's appointment as a systems dealer by Avaya in January 2002. This is a growth strategy, designed to augment our long-established aftermarket parts business that continues as our primary source of revenues. This strategy necessitated the hiring of sales, service and technical design personnel experienced in systems and applications design and sales. As a result, we have increased our focus on selling new systems and system upgrades, which coupled with the turnover of certain experienced parts salespersons over the last two years, has contributed to the reduction in aftermarket parts sales. Management remains committed to the continuing growth of its systems business and is currently implementing strategies to increase its parts business, which will include the development of on-line ordering processes and other direct-marketing approaches.

      Significant portions of our sales revenues are derived from "Business Partner" relationships with Avaya. For the past several years, Avaya has been pursuing a strategy of more fully utilizing its dealer channel as a revenue source. Through our relationships with various Avaya sales personnel, we are often referred business by Avaya. Such referrals however, have been subject to fluctuation as Avaya's direct sales business itself fluctuates.

      Services
      --------
      During the year ended December 31, 2002, service revenues decreased by $659,000 or 27% from the comparable 2001 period. The decrease was primarily attributable to lower installation revenues and secondarily to lower equipment rentals. Installation revenues are generated primarily from the sale of systems and system upgrades which as noted above, have been negatively affected by the market downturn.

      Management continues to remain cautious about the telecommunications product marketplace going forward. We still expect that our future sales revenues will improve in all of our current sales channels when corporate spending for telecommunication products improves, although no assurances can be given as to the timing of when this will occur.

      COST OF REVENUES AND GROSS PROFIT. Total cost of revenues for the year ended December 31, 2002 was $15,527,000, a decrease of $11,154,000 or 42% from the comparable 2001 period. The gross profit for the year ended December 31, 2002 was $3,623,000, a decrease of $3,035,000 or 46% from the comparable 2001 period. As a percentage of revenue, the gross profit margin was 19% for 2002, as compared to 20% for the comparable 2001 period. These recorded gross profit margins were negatively affected by inventory valuation charges of $333,000 in 2002, and $1,443,000 in 2001 necessitated by industry market conditions. Excluding these adjustments, the gross profit margin in each year would have been 20% for 2002 and 24% for 2001.

      Our gross profit margins are dependent upon a variety of factors including (1) product mix - gross margins can vary significantly among parts sales, system sales and our various service offerings. The parts business, for example, involves hundreds of parts that generate significantly varying gross profit margins depending upon their availability, competition, and demand conditions in the marketplace; (2) customer mix - we sell parts to both end-users and to other equipment resellers. In our partnering relationship with Avaya, certain customers receive pre-negotiated discounts from Avaya which could lower our gross margins as we do business with these customers; (3) the level and amount of discounts and purchase rebates available to us from Avaya and its master distributors and (4) the level of overhead costs in relation to sales volume. Overhead costs consist primarily of materials handling, purchasing, and facility costs. The combined effect of all of these factors will result in varying gross profit margins from period to period.

      The reduction in gross profit dollars during the year ended December 31, 2002 was primarily attributable to lower sales levels, for the reasons discussed above. The gross profit margin for 2002, excluding the effect of the inventory valuation charges noted above, was affected by (1) increased sales competition, and downward pressure on sales pricing in our aftermarket end-user parts sales channel; (2) increased wholesale sales as a percent of total sales revenues. Wholesale sales generate margins that are lower than end-user margins and for 2002 were 17% of revenue compared with 14% in 2001; and (3) overhead costs, consisting principally of higher overhead costs as a percent of revenues. As a partial offset, we recorded improved gross profit margins on both systems sales and installation services in 2002, as compared with the comparable prior year periods, and also benefited from license fee reductions implemented by Avaya during 2002.

      Management believes that there will continue to be pressure on gross profit margins until market conditions and product demand in the telecommunications industry improves, and we currently expect fiscal year 2003 profit margins to be similar to those earned in 2002. For 2003, we expect to reduce overhead costs through expanded outsourcing of equipment repair and refurbishing operations.

      SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses for the year ended December 31, 2002 were $5,753,000, a decrease of $2,366,000 or 29% from the comparable 2001 period. SG&A expenses were 30% of revenues in 2002 as compared to 24% of revenues in 2001. Of the total decrease in SG&A, $909,000 was attributable to the downsizing of the operations of InfiNet. This was the result of the acquisition by Farmstead of its own systems dealer license in January 2002, and a change in strategy concerning the business use of InfiNet. As a result, InfiNet was inactive for most of 2002. The remaining $1,457,000 decrease in SG&A expenses was attributable to the operations of Farmstead and included (i) an $880,000 (20%) reduction in payroll expenses as a result of lower employment levels than the prior year period, lower sales commissions due to lower sales levels, and management and director pay reductions; (ii) cost-reduction initiatives in response to lower sales levels, which has resulted in reduced marketing, travel, legal, consulting and other office and employment-related expenses;
(iii) $201,000 in reduced bad debt expense resulting from a $33,000 reserve reduction due to better than expected receivable collections, a $15,234 bad debt recovery and lower sales volume and (iv) lower depreciation expense. In connection with the downsizing of InfiNet, we wrote off $101,000 of goodwill associated with its acquisition.

      For 2003, we are continuing with our efforts to more tightly control SG&A expenses and, where possible, make certain expenses more variable in relation to sales volume.

      INTEREST EXPENSE, OTHER INCOME AND MINORITY INTEREST. Interest expense for the year ended December 31, 2002 was $24,000, compared with $144,000 for the comparable 2001 period. The decrease in interest expense was attributable to both lower average borrowings and lower borrowing costs.

      Other income for the year ended December 31, 2002 was $97,000, compared with $42,000 for 2001. Other income for 2002 included $81,727 representing the net proceeds from the sale of common stock of Anthem, Inc., which we received at no cost, as part of the conversion of Anthem Insurance Companies, Inc. from a mutual insurance company to a stock insurance company, with the balance consisting primarily of interest earned on invested cash. Other income for the year ended December 31, 2001 consisted primarily of interest earned on invested cash.

      Minority interest in income of subsidiary of $128,000 for the year ended December 31, 2001, represented the 49.9% share of the net income of InfiNet earned by TriNET. Effective January 1, 2002, we acquired all of TriNET's ownership interest in InfiNet for an aggregate cash purchase price of $153,334.

      PROVISION FOR (BENEFIT FROM) INCOME TAXES. We recorded tax expense of $473,000 for the year ended December 31, 2002, compared with tax expense of $17,000 for 2001. Tax expense in 2002 consisted of a provision for estimated minimum state taxes of $18,000 and a $455,000 charge to increase the valuation allowance against the Company's net deferred tax assets at December 31, 2002. Our net deferred tax assets consist primarily of net operating loss and capital loss carryforwards, and timing differences between the book and tax treatment of inventory and other asset valuations. Realization of these net deferred tax assets is dependent upon our ability to generate future taxable income. Given the significant losses that we incurred in 2002 and 2001, management determined that it was prudent to provide a full valuation allowance against its net deferred tax assets. Tax expense in 2001 consisted of estimated minimum required state taxes.

      YEAR ENDED DECEMBER 31, 2001 COMPARED WITH 2000

      OVERVIEW. Net loss for the year ended December 31, 2001 was $1,708,000 on revenues of $33,339,000, compared to net income of $1,753,000 on revenues of $42,786,000 for the year ended December 31, 2000. The 2001 net loss included $1,443,000 in inventory valuation charges, of which $1,050,000 was recorded in the fourth quarter, and $104,000 in employee termination costs in connection with workforce reductions during 2001. The 2001 net loss included $128,000 of income attributable to our 50.1 % ownership interest in InfiNet. See the notes to consolidated financial statements contained elsewhere herein, for further information on InfiNet. These results reflect the recessionary market conditions which prevailed in 2001 in the US economy in general, and in particular, the technology sector. As a part of these conditions, we experienced a reduction in capital spending by our customers. In response to these conditions, we immediately began taking measures to reduce our operating costs and to improve our operating efficiencies.

      REVENUES


                                           Year Ended December 31,
                                      --------------------------------
      (Dollars in thousands)            2001      %       2000      %
      ----------------------------------------------------------------

      End-user equipment sales        $26,362     79    $36,172     85
      Equipment sales to resellers      4,519     14      3,817      9
      Services                          2,458      7      2,797      6
      ----------------------------------------------------------------
      Consolidated revenues           $33,339    100    $42,786    100
      ================================================================


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

      The decrease in end-user equipment sales revenues was primarily a reflection of economic conditions and the reduction in capital spending for telecommunications products, and, to a lesser extent, the result of a reduction in our sales force due to turnover in the first quarter of 2001. Incremental sales of systems generated by InfiNet helped offset the slowdown in parts sales. The increase in equipment sales to resellers reflected our efforts to more aggressively develop this sales channel, both as a means to increase our overall sales and profitability, and to create an additional outlet to sell off excess inventory in situations of shifting end user product demand. The decrease in service revenues was primarily due to lower equipment repair revenues as a result of the termination of an unprofitable equipment repair and refurbishing contract with Lucent Technologies in 2000. Installation revenues, a component of service revenues, increased by 18% due to the operations of InfiNet.

      COST OF REVENUES AND GROSS PROFIT. Total cost of revenues for the year ended December 31, 2001 were $26,681,000, a decrease of $6,035,000 or 18% from the comparable 2000 period. The gross profit for the year ended December 31, 2001 was $6,658,000, a decrease of $3,412,000 or 34% from the comparable 2000 period. As a percentage of revenue, the gross profit margin was 20% for 2001, as compared to 24% for 2000. Approximately 2 percentage points of the decrease in the gross profit margin from the prior year was attributable to inventory valuation charges necessitated by economic conditions and resulting slowdown in capital spending for telecommunications products, significant price reductions implemented by Avaya during the fourth quarter on certain products, and changes in our inventory stocking requirements. The remaining 2 percentage point decrease in gross profit margin from the prior year was attributable to several factors including: (i) the capital spending slowdown had the effect of increasing the supply of equipment in the marketplace and of increasing competition, thereby putting downward pressure on sales pricing in order to stimulate sales; (ii) product sales mix, primarily a higher ratio of new equipment sales to end-users than used equipment sales; (iii) sales promotional programs enacted by us to sell-off certain overstocked inventory at reduced, or below cost, sales prices, and (iv) lower margins from subcontract installation services. These decreases were partly offset by lower labor and overhead costs as a percentage of revenues.

      SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses for the year ended December 31, 2001 were $8,119,000, a decrease of $335,000 or 4% from the comparable 2000 period. SG&A expenses were 24% of revenues in 2001 as compared to 20% of revenues in 2000. The operations of InfiNet during 2001 generated $652,000 in SG&A expense, consisting principally of employee and subcontracted technical support compensation costs. Excluding InfiNet's 2001 SG&A, SG&A otherwise decreased by $987,000 or 12% from the year 2000 level. The decrease in SG&A was primarily attributable to a 12% reduction in compensation expenses (17% excluding InfiNet) attributable to workforce reductions during the current year, to lower sales commissions due to the reduced sales level, and to reduced business travel expenses. We also incurred lower depreciation expense and business consulting fees than the prior year period. These decreases were partially offset by (i) incremental SG&A expense associated with the operation of InfiNet as noted above, (ii) increased bad debt expense; (iii) higher legal fees from the use of outside counsel in day-to-day business and contract negotiation matters, as well as incremental legal fees incurred during the first six months of the current year in connection with amending our By-laws and Certificate of Incorporation, establishing an employee stock purchase plan which was approved by stockholders at the June 14, 2001 annual meeting, and in various other corporate governance matters; and (iv) increased insurance costs. We also incurred $104,000 of employee termination expenses during the second quarter of the current year in connection with workforce reductions.

      INTEREST EXPENSE, OTHER INCOME AND MINORITY INTEREST. Interest expense for the year ended December 31, 2001 was $144,000, as compared to $302,000 for the comparable 2000 period. The decrease in interest expense was attributable to both lower average borrowings and lower borrowing costs. During the year ended December 31, 2001, average bank borrowings approximated $1.9 million at an average borrowing rate of approximately 6.7%, compared with average bank borrowings of approximately $2.7 million at an average borrowing rate of approximately 10.1% for the comparable 2000 period.

      Other income for the year ended December 31, 2001 and 2000 consisted primarily of interest earned on invested cash. Minority interest of $128,000 for the year ended December 31, 2001 represents the 49.9% share of the net income of InfiNet accruing to its minority partner.

      PROVISION FOR (BENEFIT FROM) INCOME TAXES. We recorded a tax provision of $17,000 in 2001, as compared to a net tax benefit of $395,000 in 2000. Due to our net loss for 2001, the tax provision consisted of minimum required state income taxes. Our deferred tax assets consist primarily of net operating loss and capital loss carryforwards, and timing differences between the book and tax treatment of inventory and other asset valuations. During 2001, the deferred tax assets increased by $584,000, however we increased our deferred tax valuation allowance by the same amount. This increase was deemed prudent due to the net loss for 2001, and the historical volatility of earnings.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital, defined as current assets less current liabilities, was $3,745,000 at December 31, 2002, a decrease of $2,085,000 from $5,830,000 at December 31, 2001. The working capital ratio was 3.5 to 1 at December 3, 2002, compared with 2.7 to 1 at December 31, 2001.

      Operating activities used $104,000 during 2002, compared with the generation of $3,001,000 in 2001. Net cash used by operating activities in 2002 consisted of a net loss of $2,530,000 adjusted for non-cash items of $895,000, and net cash generated by changes in operating assets and liabilities of $1,531,000. Net cash generated by changes in operating assets and liabilities was primarily attributable to improved collections on accounts receivable and planned reductions in inventory stocking levels.

      Investing activities used $257,000 during 2002, compared with $130,000 in 2001. Net cash used by investing activities in 2002 consisted of (i) the $153,000 purchase price for the acquisition of TriNET's 49.9% ownership interest in InfiNet, and (ii) $104,000 in capital expenditures. During 2002, we started the development of an e-business platform, to enable customers to transact business with us electronically. Capitalized costs as of December 31, 2002 amounted to $44,000. Management currently estimates that total project costs will approximate $150,000 as various independent phases of the project are performed during 2003. There are currently no other material capital expenditures planned.

      Financing activities used $124,000 during 2002, compared with $1,766,000 in 2001. Net cash used by financing activities in 2002 consisted of $37,000 in capital lease payments to fully pay-off a lease obligation, a $100,000 capital distribution to TriNET out of the accumulated earnings of InfiNet, and $13,479 from 26,379 common shares issued to employees under our employee stock purchase plan. Net cash used by financing activities in 2001 consisted primarily of net repayments under a revolving credit facility and repayments under a capital lease obligation.

      Since September 2000, we have had a revolving credit facility with Wachovia Bank, National Association (f/k/a First Union National Bank) ("Wachovia"). As a result of the losses that we incurred and continued defaults on the tangible net worth and certain other financial covenants, the Wachovia loan agreement was amended three times during 2002. These amendments had the cumulative effect as of December 31, 2002, of reducing the credit facility to $500,000, increasing the interest rate on borrowings to LIBOR plus 6%, modifying the advance formula on inventory to 50% of eligible inventory with a revised cap equal to 50% of eligible accounts receivable, and lowering the minimum tangible net worth requirement to $4,750,000. In addition, to allow us time to procure replacement financing, Wachovia agreed to extend the modified credit facility until February 28, 2003. As of December 31, 2002, there were no borrowings under the credit facility. The average and highest amounts borrowed during the year ended December 31, 2002 were approximately $469,000 and $1,531,000, respectively.

      On February 19, 2003 we entered into a one-year, $1.5 million revolving loan agreement (the "BACC Agreement") with Business Alliance Capital Corporation ("BACC"), replacing the Wachovia loan agreement. Under the terms of the BACC Agreement, borrowings are advanced at 75% of eligible accounts receivable, as defined (primarily receivables that are less than 90 days old and, in the case of system sales, the receivable does not become "eligible" until the system has been installed), and at 25% of the value of eligible inventory, as defined (primarily inventory that was purchased pursuant to a firm customer order), provided that the amount advanced against eligible inventory shall not exceed $200,000 or 30% of all outstanding advances under the BACC Agreement. Interest is charged at the per annum rate of one and one-half percentage points (1.5%) above the prime rate, but not less than 5.75%, subject to a minimum interest charge based on an average daily loan balance of $250,000 regardless of the actual average loan balance. Under the BACC Agreement, we are charged an annual facility fee of 1% of the facility ($15,000) and a monthly servicing fee equal to .25% of the average outstanding loan balance, subject to a minimum average daily loan balance of $250,000. As additional security to BACC, we issued a $300,000 standby letter of credit in favor of BACC, secured by cash, which can be drawn upon 90 days after an event of default. The BACC Agreement restricts us from the payment of dividends and limits capital expenditures during the term of the agreement to $150,000, without the consent of BACC. The BACC Agreement contains no specific financial covenants however, it defines certain circumstances under which the agreement can be declared in default and subject to termination, including among others if (i) there is a material adverse change in our business or financial condition; (ii) an insolvency proceeding is commenced; (iii) we default on any of our material agreements with third parties; (iv) the Company fails to comply with the terms, representations and conditions of the agreement, and (v) there are material liens or attachments levied against our assets. In the event the BACC Agreement is terminated prior to its expiration date, we shall pay a fee in an amount equal to 5% of the advance limit of $1.5 million if such termination occurs on or prior to August 19, 2003; or 4% of the advance limit if such termination occurs thereafter. At the closing of the Loan Agreement, we had $467,853 in availability under our borrowing formula.

      We are dependent upon our operating cash flow and credit facility to provide cash to satisfy our working capital requirements. If we should default on our loan covenants, the lender could elect to terminate the credit facility prior to its February 19, 2004 maturity date. No assurances can be given that we will have sufficient cash resources to finance possible future growth, and it may become necessary to seek additional financing sources for such purpose.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring" which previously governed the accounting treatment for restructuring activities. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". These costs include, but are not limited to, the following: (1) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an on-going benefit arrangement or an individual deferred-compensation contract, (2) costs to terminate a contract that is not a capital lease, and (3) costs to consolidate facilities or relocate employees. SFAS 146 does not apply to costs associated with the retirement of long-lived assets covered by SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS 146 will be applied prospectively and is effective for exit or disposal activities initiated after December 31, 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles require management to make a number of assumptions and estimates about future events that affect the reported amounts of assets, liabilities, revenue and expenses in our consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and various other assumptions about future events that are believed to be reasonable. These estimates are based on management's best knowledge of current events and actions that may impact the Company in the future. Actual results could differ from these estimates, and any such differences could be material to the financial statements. We believe that the following policies may involve a higher degree of judgment and complexity in their application and represent the critical accounting policies used in the preparation of our financial statements.

      Revenue recognition: Revenue from sales of equipment is generally recognized when persuasive evidence of an agreement exists, shipment has occurred, the sales price is fixed and determinable, and collection of the resulting receivable is probable. Additionally, for sales of systems where installation requirements are our responsibility, revenue is recognized on the equipment portion of the transaction upon shipment of the equipment, and revenue is recognized on the installation portion of the transaction upon completion of the installation. Revenues on other services are recognized when the services are rendered. We record reductions to revenue for estimated product returns, based on historical experience.

      Inventory valuation: We periodically assess the valuation of inventory and adjust the value for estimated excess and obsolete inventory based upon assumptions about current and future demand and market conditions. Such estimates are difficult to make under current volatile economic conditions. Reviews for excess inventory are done periodically during the year and required reserve levels are calculated with reference to the projected ultimate usage of that inventory. In order to determine the ultimate usage, we take into account recent sales history, forecasts, projected obsolescence and our current inventory levels. The excess balance determined by this analysis becomes the basis for our excess inventory charge. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher earnings from operations than expected in that period.

      Collectibility of Accounts Receivable: The allowance for doubtful accounts is based upon our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. Reviews of our receivables are performed continuously during the year, and reserve levels are adjusted when determined necessary. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than our historical experience, we could be required to increase our allowance and our earnings could be adversely affected.

      Long-Lived Assets: We have recorded property and equipment and intangible assets at cost less accumulated depreciation. The determination of useful lives and whether or not those assets are impaired involves significant judgment. We conducted the required annual goodwill impairment review during the fourth quarter of 2002. In considering the facts that our wholly-owned subsidiary, InfiNet, was downsized during the year, was inactive at year-end with no operating employees, and that management had no current plans for generating business through InfiNet, we recorded a goodwill impairment charge of $101,000 as an operating expense, fully writing off all previously recorded goodwill from the acquisition of this entity.

      Income Taxes and Deferred Tax Assets: Significant judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. The deferred tax valuation allowance was calculated in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes", which places primary importance on a company's cumulative operating results for the current and preceding years. Additionally, when it is more likely than not that all or some portion of specific deferred tax assets such as net operating loss carryovers will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. In our judgment, the significant losses incurred in 2002 and 2001 represented sufficient evidence to require a valuation allowance, and for 2002 we established a full allowance against our deferred tax assets at December 31, 2002, recording a charge to income tax expense of $455,000 in the fourth quarter.

RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS

      Our prospects are subject to certain uncertainties and risks. Management recognizes the challenges that it faces, particularly during these uncertain economic times, and has adopted a number of strategies and action steps to deal with its current operating environment. Disclosure of our strategies and action steps is contained in the discussions set forth in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere herein. These risks and uncertainties are also detailed from time to time in reports we file with the SEC, including Forms 8-K, 10-Q, and 10-K, and include, among other factors, the following principal risks:

      * Our revenues have significantly declined over the past two years and, if business capital spending for telecommunications products does not improve, or if economic conditions in the U.S. do not improve, our revenues may continue to decline and our operating results will be adversely affected.

      Our reported 2002 revenues were 55% lower than the record-setting revenues we recorded in 2000, declining by 43% from 2001 levels. Our revenues and results of operations are significantly affected by general economic conditions prevailing in the U.S. and the impact those conditions have on the level of business activity of our customers, which in turn is affected by the levels of activity in the industries and markets that they serve. As a result of the economic downturn that commenced in 2001, many businesses have reduced or deferred expenditures for telecommunications equipment. In addition, this situation has resulted in increased pricing and competitive pressures, which have eroded our revenues. Should the significant economic downturn continue to affect the levels of business activity, and capital expenditure plans, of our customers, it could continue to adversely affect our revenues. We remain cautious about the telecommunications product marketplace going forward, and cannot predict whether the level of capital spending for the Company's products will improve in the near term. As a result, we believe that there will be continued pressure on our ability to generate revenue.

      *  Our business is heavily dependent upon Avaya.

      We primarily sell Avaya telecommunications products through various Dealer and license agreements with Avaya. The Company is dependent upon the quality of current Avaya products as well as Avaya's continued development of new products in order to compete. The Company's current sales levels could be adversely impacted should market demand for these Avaya products significantly decline. Avaya has reported that its revenues have declined significantly during the past several quarters and it has reported a net loss in each of the three fiscal years ended September 30, 2002. Should Avaya's financial condition deteriorate to the point that it either cannot continue to introduce technologically new products or effectively compete with other equipment manufacturers, our long-term business strategy to continue as an Avaya dealer could be adversely affected.

      Our parts and systems sales levels would also be adversely impacted if the Avaya dealer and license agreements were terminated, or if Avaya eliminates its "Business Partner" programs. It is Avaya's current intent to generate a larger percentage of its revenues from its dealer base, of which we are one. On some of its major accounts, companies such as Farmstead are selected to participate in the fulfillment of certain parts of the customer's orders through a "partnering " arrangement with the local Avaya sales team. Through these "partnering" arrangements, we are referred opportunities to supply both parts and systems, for which the Avaya sales team receives compensation from Avaya. Revenues generated by us through this program are significant to our overall revenues and our operating results are dependent upon this program continuing.

      * Our gross profit margins may be adversely affected, which in turn could adversely affect our operating results.

      Our gross profit margins have decreased over the last two years as a result of a number of factors including:

      (1) product mix - gross margins can vary significantly among parts sales, system sales and our various service offerings. The parts business, for example, involves hundreds of parts which generate significantly varying gross profit margins depending upon their availability, competition, and demand conditions in the marketplace;

      (2) customer mix - we sell parts to both end-users and to other equipment resellers. In addition, in our partnering relationship with Avaya, certain customers receive pre-negotiated discounts from Avaya which could lower our gross margins as we do business with these customers;

      (3) excess capacity - as sales volume falls, overhead costs become a higher percentage of sales dollars;

      (4) competitive pressures - as a result of the economic downturn over the last two years and reduced product demand, the intensity of competition has significantly increased. We anticipate intensified competition from larger companies having substantially greater technical, financial and marketing resources, as well as larger customer bases and name recognition. As the industry further develops voice and data convergence products, we anticipate that we will encounter a broader variety of competitors, including new entrants from related computer and communication industries; and

      (5) obsolescence charges;

      * Our gross profit margins and operating results could be adversely affected by a reduction in purchase discount and other rebate or incentive programs currently offered by Avaya.

      As an Avaya Dealer, we receive substantial rebates and other cash incentives from Avaya, based upon volume levels of certain product purchases, which are material to our operating results and which help reduce product purchase costs, market development and marketing expenses. These incentive programs are subject to change annually, and no assurances can be given that they would not be altered so as to adversely impact our profit margins or operating expenses.

      * We may not have adequate cash or credit lines to finance the Company's working capital requirements.

      As discussed under "Liquidity and Capital Resources", our operating losses over the past two fiscal years have significantly reduced the amount of credit available to us from our lender, and increased the cost of borrowed funds. We are dependent upon cash generated from operations, and borrowings under a revolving credit facility, to satisfy our working capital requirements. Our revolving credit borrowings are currently based upon the generation of eligible accounts receivable. As our revenues have declined, so too have our receivables and borrowing availability. A material adverse change in our business going forward could result in a covenant default, which could lead to an early termination of the credit facility. In addition, continued losses could consume our current cash reserves, and negatively affect our ability to obtain replacement financing until we could demonstrate improved operating results or a return to profitability. No assurances can be given that we will have sufficient cash resources to finance future growth, and it may become necessary to raise additional funds through public or private debt or equity financings, which may also not be available to us until operating performance improves, and which may dilute stockholder ownership in us.

      * If we are unable to attract and retain key management and sales employees, we will not be able to compete effectively and our business may not be successful.

      Our success is highly dependent upon our ability to hire and retain key technical, sales and executive personnel. Competition for such personnel is currently intense in our industry, and our deterioration in revenues over the past two years has been partly due to turnover of such key employees. If we fail to hire and retain a sufficient number of high-quality personnel, we may not be able to maintain or expand our business. We have been attempting to expand our systems sales business, which requires more highly skilled technical and sales personnel than our aftermarket parts business, and a failure to hire and retain such personnel would restrict our ability to effectively develop this sales growth strategy.

      *  We could be delisted by the American Stock Exchange

      Should we continue to record operating losses, fall below minimum required levels of stockholders' equity, fall below required minimum shareholder or market capitalization levels and /or if our common stock continues to trade at a "low price per share", we could be subject to delisting by the American Stock Exchange (the "Exchange"). In considering whether a security warrants continued trading and/or listing on the Exchange, many factors are taken into account, such as the degree of investor interest in the company, its prospects for growth, the reputation of its management, the degree of commercial acceptance of its products, and whether its securities have suitable characteristics for auction market trading. Thus, any developments which substantially reduce the size of a company, the nature and scope of its operations, the value or amount of its securities available for the market, or the number of holders of its securities, may occasion a review of continued listing by the Exchange. The determination as to whether a security warrants continued trading is not based on any precise mathematical formula rather, each case is considered on the basis of all relevant facts and circumstances and in light of the objectives of the Exchange's policies regarding continued listing.

      *  Other risks

      In addition to the specific risks and uncertainties discussed above, our future operating performance can also be affected by: performance and reliability of products; the maintenance of our level of customer service and customer relationships; adverse publicity; business disruptions; additional acts of terrorism within the U.S., and the impact of those acts on the U.S. economy; and other risk factors detailed in this report, described from time to time in the Company's other SEC filings, or discussed in the Company's press releases.

      The risks included here are not exhaustive. Other sections of this report may include additional factors, which could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

      Investors should also be aware that while we do, from time to time, communicate with securities analysts, it is against our policy to disclose to them any material information unless such information shall have been previously or is simultaneously disclosed in a manner intended to provide broad, non-exclusionary distribution of the information to the public. Accordingly, shareholders should not assume that we agree with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, we have a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market risks which have the potential to affect our earnings and cash flows result primarily from changes in interest rates. Our cash equivalents, which consist of an investment in a money market fund consisting of high quality short term instruments, principally U.S. government and agency issues and commercial paper, are subject to fluctuating interest rates. A 10 percent change in such current interest rates would not have a material effect on our results of operations or cash flow.

      We are also exposed to market risk from changes in the interest rate related to our revolving credit facility, which is based upon the Prime Rate, which is a floating interest rate. Assuming an average borrowing level of $469,000 (which amount approximated the average amount borrowed under our revolving credit facility during the year ended December 31,
2002), each 1 percentage point increase in the Prime Rate would result in $4,690 of additional annual interest charges. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Index to Financial Statements and Financial Statement Schedule in
Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On October 17, 2001, we dismissed Deloitte & Touche LLP ("Deloitte") as our independent accountant. Deloitte's report on our financial statements for the year ended December 31, 2000 did not contain any adverse opinion or disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Audit Committee of the Board of Directors.

      During the year ended December 31, 2000 and the subsequent interim period preceding Deloitte's dismissal, there have been no disagreements between Deloitte and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused it to make a reference to the subject matter of the disagreement(s), in connection with its report. During the year ended December 31, 2000 and the subsequent interim period preceding Deloitte's dismissal, no event occurred that is required to be disclosed pursuant to paragraph (a)(1)(v) of Item 304 of Regulation S-K.

      On October 17, 2001, we retained DiSanto Bertoline & Company, P.C. ("DiSanto Bertoline") as our independent accountant to audit our financial statements. We did not consult DiSanto Bertoline regarding any matter to be disclosed pursuant to paragraph (a)(2) of Item 304 of Regulation S-K. On October 16, 2002, DiSanto Bertoline resigned as our independent public accountants. This resignation resulted solely from the acquisition of DiSanto Bertoline by the accounting firm Carlin, Charron & Rosen LLP ("CC&R") effective October 16, 2002. Effective October 16, 2002, our Board of Directors, based upon the recommendation of the Audit Committee, approved the retention of CC&R as our independent public accountants to provide attestation, audit and tax services. We did not consult CC&R regarding any matter to be disclosed pursuant to paragraph (a)(2) of Item 304 of Regulation S-K.

      DiSanto Bertoline's reports on our consolidated financial statements for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the year ended December 31, 2001 and through the date of its resignation, there were no disagreements with DiSanto Bertoline on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to DiSanto Bertoline's satisfaction, would have caused them to make reference to the subject matter of any such disagreements in connection with their report on our consolidated financial statements for such year; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 10 is included in Item 1, "Executive Officers of the Registrant", and in our definitive proxy statement which will be filed pursuant to regulation 14A on or before April 30, 2003. Such information is incorporated herein by reference, pursuant to General Instruction G(3).

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by Item 11 is included in our definitive proxy statement which will be filed pursuant to Regulation 14A on or before April 30, 2003. Such information is incorporated herein by reference, pursuant to General Instruction G(3).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by Item 12 is included in our definitive proxy statement which will be filed pursuant to Regulation 14A on or before April 30, 2003. Such information is incorporated herein by reference, pursuant to General Instruction G(3).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is included in our definitive proxy statement which will be filed pursuant to Regulation 14A on or before April 30, 2003. Such information is incorporated herein by reference, pursuant to General Instruction G(3).

ITEM 14.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of a date within 90 days prior to the filing date of this Annual Report on Form 10-K. Based on such evaluation, such officers have concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect such controls subsequent to the date of their most recent evaluation.

                                   PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Index to Financial Statements and Financial Statement Schedule

                                                                      Page
                                                                      ----

      Report of Carlin, Charron & Rosen LLP                            24
      Report of DiSanto Bertoline & Company, P.C.                      25
      Report of Deloitte & Touche LLP                                  26
      Consolidated Balance Sheets - December 31, 2002 and 2001         27
      Consolidated Statements of Operations -
       Years Ended December 31, 2002, 2001 and 2000                    28
      Consolidated Statements of Changes in Stockholders' Equity -
       Years Ended December 31, 2002, 2001, and 2000                   28
      Consolidated Statements of Cash Flows -
       Years Ended December 31, 2002, 2001, and 2000                   29
      Notes to Consolidated Financial Statements                       30

      Financial Statement Schedule:
      Report of Carlin, Charron & Rosen LLP                            40
      Report of DiSanto Bertoline & Company, P.C.                      41
      Report of Deloitte & Touche LLP                                  42
      Schedule II - Valuation and Qualifying Accounts                  42

(b)   Exhibits: See Index to Exhibits on page 44.

(c) Reports on Form 8-K: On October 4, 2002, we filed Form 8-K to report that (i) on August 30, 2002, we were granted a covenant waiver by Wachovia under the following conditions: (1) the $4 million line of credit was reduced to a $1 million facility; (2) the borrowing rate was increased to LIBOR plus 6% effective August 1, 2002; and (3) the minimum tangible net worth covenant was revised from $5,500,000 to $5,150,000. In addition, we agreed to pay a $5,000 fee, and reimburse the bank for legal fees incurred in connection with documenting the waiver agreement; and (ii) on September 30, 2002, Wachovia and the Company agreed to an extension of the credit facility until February 28, 2003, to allow us to procure external, replacement financing. In the event we have procured a commitment from a lender prior to February 28, 2003, then the maturity date may be extended until March 31, 2003. As a condition of the extension, the aggregate line of credit was reduced to $500,000, and the minimum tangible net worth covenant was further revised from $5,150,000 to $4,750,000. In addition, we agreed to pay a $5,000 fee, and reimburse the bank for legal fees incurred in connection with documenting the extension agreement. Except for the tangible net worth covenant, there are no other financial covenants during the extension period.

      On October 18, 2002, we filed Form 8-K to report the resignation of DiSanto Bertoline & Company, P.C. as our independent auditors effective October 16, 2002, and the concurrent appointment of Carlin, Charron and Rosen LLP as our independent auditors.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2003.

                                           FARMSTEAD TELEPHONE GROUP, INC.


                                       By: /s/ George J. Taylor, Jr.
                                           -------------------------
                                           George J. Taylor, Jr.
                                           Chairman of the Board, Chief
                                           Executive Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 21, 2003.

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

/s/ Harold L. Hansen            Director
----------------------------
Harold L. Hansen

/s/ Hugh M. Taylor              Director
----------------------------
Hugh M. Taylor

/s/ Joseph J. Kelley            Director
----------------------------
Joseph J. Kelley

/s/ Ronald P. Pettirossi        Director
----------------------------
Ronald P. Pettirossi

                                CERTIFICATION

I, George J. Taylor, Jr., Chief Executive Officer and President, certify that:

1. I have reviewed this annual report on Form 10-K of Farmstead Telephone Group, Inc. ("Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ George J. Taylor, Jr.
-------------------------
George J. Taylor, Jr.
Chief Executive Officer, President

I, Robert G. LaVigne, Executive Vice President and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Farmstead Telephone Group, Inc. ("Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ Robert G. LaVigne
---------------------
Robert G. LaVigne
Executive Vice President, Chief Financial Officer

                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Farmstead Telephone Group, Inc.

We have audited the accompanying consolidated balance sheet of Farmstead Telephone Group, Inc. (the "Company") as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmstead Telephone Group, Inc. as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



CARLIN, CHARRON & ROSEN LLP
Glastonbury, Connecticut
February 28, 2003

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



DISANTO BERTOLINE & COMPANY, P.C.
Glastonbury, Connecticut
February 21, 2002

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Farmstead Telephone Group, Inc.
East Hartford, Connecticut

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2000 of Farmstead Telephone Group, Inc. and subsidiary (the "Company"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Farmstead Telephone Group, Inc. and subsidiary for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP
Hartford, Connecticut
February 21, 2001

                       FARMSTEAD TELEPHONE GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS
                         December 31, 2002 and 2001


(In thousands, except share amounts)                                       2002        2001
-------------------------------------------------------------------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                                             $   994     $ 1,479
  Accounts receivable, less allowance for doubtful
   accounts of $47 in 2002 and $150 in 2001                               1,869       3,133
  Inventories, net (Note 3)                                               2,309       4,427
  Deferred income taxes (Note 13)                                             -          91
  Other current assets                                                       69          98
-------------------------------------------------------------------------------------------
Total Current Assets                                                      5,241       9,228
-------------------------------------------------------------------------------------------
Property and equipment, net (Note 4)                                        394         505
Deferred income taxes (Note 13)                                               -         364
Other assets                                                                238         245
-------------------------------------------------------------------------------------------
Total Assets                                                            $ 5,873     $10,342
===========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $ 1,111     $ 2,794
  Debt maturing within one year (Note 6)                                      -          37
  Accrued expenses and other current liabilities (Note 5)                   385         567
-------------------------------------------------------------------------------------------
Total Current Liabilities                                                 1,496       3,398
-------------------------------------------------------------------------------------------
Other liabilities (Note 12)                                                 348         260
-------------------------------------------------------------------------------------------
Total Liabilities                                                         1,844       3,658
-------------------------------------------------------------------------------------------

Minority Interest in Subsidiary (Note 8)                                      -         153

Commitments and contingencies (Note 11)

Stockholders' Equity:
  Preferred stock, $0.001 par value; 2,000,000 shares
   authorized; no shares issued and outstanding                               -           -
  Common stock, $0.001 par value; 30,000,000 shares
   authorized; 3,298,958 and 3,272,579 shares issued and outstanding
   at December 31, 2002 and 2001, respectively                                3           3
  Additional paid-in capital                                             12,313      12,285
  Accumulated deficit                                                    (8,287)     (5,757)
-------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                4,029       6,531
-------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                              $ 5,873     $10,342
===========================================================================================


        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                Years Ended December 31, 2002, 2001 and 2000


(In thousands, except per share amounts)                   2002        2001        2000
---------------------------------------------------------------------------------------

Revenues                                                $19,150     $33,339     $42,786
Cost of revenues                                         15,527      26,681      32,716
---------------------------------------------------------------------------------------
Gross profit                                              3,623       6,658      10,070
Selling, general and administrative expenses              5,753       8,119       8,454
---------------------------------------------------------------------------------------
Operating income (loss)                                  (2,130)     (1,461)      1,616
Interest expense                                            (24)       (144)       (302)
Other income                                                 97          42          44
---------------------------------------------------------------------------------------
Income (loss) before income taxes and minority
 interest in income of subsidiary                        (2,057)     (1,563)      1,358
Provision for (benefit from) income taxes                   473          17        (395)
---------------------------------------------------------------------------------------
Income (loss) before minority interest in income
 of subsidiary                                           (2,530)     (1,580)      1,753
Minority interest in income of subsidiary                     -         128           -
---------------------------------------------------------------------------------------
Net income (loss)                                       $(2,530)    $(1,708)    $ 1,753
=======================================================================================

Basic and diluted net income (loss) per common share    $  (.77)    $  (.52)    $   .54

Weighted average common shares outstanding:
Basic weighted average common shares                 3,289            3,272       3,272
Dilutive effect of stock options                         -                -           3
---------------------------------------------------------------------------------------
Basic and diluted weighted average common and
 common equivalent shares                            3,289            3,272       3,275
=======================================================================================


        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CHANGES
                           IN STOCKHOLDERS' EQUITY
                Years Ended December 31, 2002, 2001, and 2000


                                       Common Stock      Additional     Accum-
                                     ----------------     Paid-in       ulated
(In thousands)                       Shares    Amount     Capital       Deficit     Total
-----------------------------------------------------------------------------------------

Balance at December 31, 1999         3,272       $3       $12,216      $(5,802)    $6,417
Compensatory stock options issued        -        -            32            -         32
Net income                               -        -             -        1,753      1,753
-----------------------------------------------------------------------------------------
Balance at December 31, 2000         3,272        3        12,248       (4,049)     8,202
Compensatory stock options issued        -        -            37            -         37
Net loss                                 -        -             -       (1,708)    (1,708)
-----------------------------------------------------------------------------------------
Balance at December 31, 2001         3,272        3        12,285       (5,757)     6,531
Compensatory stock options issued        -        -            15            -         15
Issuance of common stock                26        -            13            -         13
Net loss                                 -        -             -       (2,530)    (2,530)
-----------------------------------------------------------------------------------------
Balance at December 31, 2002         3,298       $3       $12,313      $(8,287)    $4,029
=========================================================================================


        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                Years Ended December 31, 2002, 2001 and 2000


(In thousands)                                                              2002        2001        2000
--------------------------------------------------------------------------------------------------------

Operating Activities:
Net income (loss)                                                        $(2,530)    $(1,708)    $ 1,753
Adjustments to reconcile net income (loss) to net
 cash flows (used in) provided by operating activities:
  (Reversal of) provision for doubtful accounts receivable                   (33)        104          92
  Provision for losses on inventories                                        143       1,443         947
  Depreciation and amortization                                              215         257         305
  Provision for impairment of goodwill                                       101           -           -
  Minority interest in income of subsidiary                                    -         128           -
  Deferred income taxes                                                      455           -        (455)
  Value of compensatory stock options issued                                  15          37          32
Changes in operating assets and liabilities:
  Decrease in accounts receivable                                          1,297       3,290          46
  Decrease (increase) in inventories                                       1,975       1,311        (589)
  Decrease (increase) in other assets                                         36         (18)        (92)
  (Decrease) increase in accounts payable                                 (1,683)       (995)      1,338
  (Decrease) increase in accrued expenses and other liabilities              (95)       (848)        728
--------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                         (104)      3,001       4,105
--------------------------------------------------------------------------------------------------------
Investing Activities:
Purchases of property and equipment                                         (104)       (130)       (163)
Acquisition of InfiNet                                                      (153)          -           -
--------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (257)       (130)       (163)
--------------------------------------------------------------------------------------------------------
Financing Activities:
Repayments under inventory finance agreement                                   -           -      (1,175)
Repayments under revolving credit lines                                        -      (1,689)     (2,750)
Repayments of capital lease obligation                                       (37)       (102)        (89)
Capital (distribution to) contribution from minority interest partner       (100)         25           -
Proceeds from issuance of common stock                                        13           -           -
--------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                       (124)     (1,766)     (4,014)
--------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                        (485)      1,105         (72)
Cash and cash equivalents at beginning of year                             1,479         374         446
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                 $   994     $ 1,479     $   374
========================================================================================================

Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest                                                               $    25     $   155     $   302
  Income taxes                                                                16          87          15


        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Operations
      Farmstead Telephone Group, Inc. ("Farmstead" or the "Company") is principally engaged as a provider of new and used Avaya, Inc. ("Avaya") business telecommunications parts and complete systems. The Company provides used, "Classic Avaya TM " telecommunications equipment parts pursuant to an " Authorized Remarketing Supplier Program" with Avaya, and offers the full-line of new telecommunications parts and systems as an Avaya Dealer. Its products are primarily customer premises-based private switching systems and peripheral products, including voice processing systems. The Company also provides telecommunications equipment installation, repair and refurbishing, short-term rental, inventory management, and related value-added services. The Company sells its products and services to large and mid-size, multi-location businesses as well as to small businesses, government agencies, and other equipment resellers. During the years ended December 31, 2002, 2001 and 2000, no single customer accounted for more than 10% of revenues.

Principles of Consolidation
      The consolidated financial statements presented herein consist of the accounts of Farmstead Telephone Group, Inc. and its wholly-owned subsidiaries, FTG Venture Corporation (inactive) and InfiNet Systems, LLC (which became wholly-owned effective January 1, 2002; prior thereto the Company owned a 50.1% interest. See Note 8). Since the Company owned greater than a 50% interest in, and exercised significant control over, InfiNet, the financial statements of InfiNet have been consolidated herein for all applicable years. All intercompany balances and transactions have been eliminated.

Use of Estimates
      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures in the consolidated financial statements. Actual results could differ from those estimates. Estimates are used in accounting for the allowances for uncollectible receivables, inventory obsolescence, warranty reserves, depreciation, taxes and contingencies, among others. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Revenue Recognition
      Revenue from sales of equipment is generally recognized when persuasive evidence of an agreement exists, shipment has occurred, the sales price is fixed and determinable, and collection of the resulting receivable is probable. Additionally, for sales of systems where installation services are the responsibility of the Company, revenue is recognized on the equipment portion of the transaction upon shipment of the equipment to the installation location, and revenue is recognized on the installation portion of the transaction upon completion of the installation. Revenues on other services are recognized when the services are rendered. Reductions to revenues are recorded for estimated product returns, based on historical experience.

Cash and Cash Equivalents
      The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Inventories
      Inventories are stated at the lower of cost or market, and are valued on an average cost basis. The Company periodically assesses the valuation of inventory and will adjust the value for estimated excess and obsolete inventory based upon assumptions about current and future demand and market conditions.

Property and Equipment
      Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to ten years, except for leasehold improvements, which are amortized over the shorter of the estimated useful life or the remaining lease term. Maintenance, repairs and minor renewals are charged to operations as incurred. When assets are retired or sold, the cost of the assets and the associated accumulated depreciation is removed from the accounts and any resulting gain or loss is recorded that period.

Stock Compensation Plans
      The Company accounts for stock option awards granted to officers, directors and employees (collectively "employees") under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no stock-based employee compensation cost is reflected in net income, as all options granted to employees under these plans have been granted at no less than fair market value on the date of grant. The Company applies the disclosure only provisions of Financial Accounting Standards Board Statement ("SFAS") No. 123, "Accounting for Stock-based Compensation" ("SFAS 123") and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148") for such employee stock option awards. The Company accounts for stock option awards granted to consultants under the fair value recognition provisions of SFAS 123. Under this method, options are valued using the Black-Scholes option pricing method, and the calculated option value is recorded as an expense in the financial statements.

      Had compensation cost for the Company's stock option plans been determined in accordance with the fair value-based method prescribed under SFAS 123, the Company's net income (loss) and basic and diluted net income
(loss) per share would have approximated the pro forma amounts indicated below (dollars in thousands except per share amounts):


                                                               Year ended December 31,
                                                           ------------------------------
                                                              2002        2001       2000
      -----------------------------------------------------------------------------------

      Net income (loss), as reported                       $(2,530)    $(1,708)    $1,753
      Deduct: Total stock-based employee compensation
       expense determined under fair value based method
       for all awards, net of related tax effects             (178)       (250)      (373)
                                                           ------------------------------
      Pro forma net income (loss)                          $(2,708)    $(1,958)    $1,380
                                                           ==============================


      The fair value of stock options used to compute pro forma net income
(loss) and net income (loss) per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for 2002, 2001and 2000; expected volatility of 113% for 2002, 115% for 2001and 117% for 2000; average risk-free interest rate of 3.68% for 2002, 4.3% for 2001 and 5.7% for 2000; and an expected option holding period of 5.6 years for 2002, and 5 years for 2001 and 2000. The weighted-average fair value of options granted during 2002, 2001and 2000 was $.62, $1.24, and $1.17, respectively.

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

Net Income (Loss) Per Common Share
      Basic net income (loss) per common share was computed by dividing net income (loss) (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Diluted net income
(loss) per common share was computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants, unless their effect on net income (loss) per share is antidilutive. The following table shows securities outstanding as of December 31 that could potentially dilute basic earnings per common share in the future that were not included in the computation of diluted earnings per common share because to do so would have been antidilutive. The amounts presented below for the Warrants and the Underwriter Options and Warrants (which represent options to acquire Units convertible into common stock and warrants) for 2001and 2000, reflect the maximum common shares issuable upon their full conversion (Note 10).


      (In thousands)                         2002     2001     2000
      -------------------------------------------------------------

      Stock Options                         1,852    1,875    1,948
      Warrants *                                -    2,472    2,472
      Underwriter Options and Warrants *        -      339      339
      -------------------------------------------------------------
      Total                                 1,852    4,686    4,759
      =============================================================

--------------------
*     expired unexercised on June 30, 2002.

Segment Information
      In the opinion of management, the Company operates in one industry segment, which is the sale of telecommunications equipment.

Reclassifications
      Certain reclassifications were made to the Consolidated Statements of Cash Flows for 2001 and 2000 to conform to the 2002 presentation.

2.    CASH AND CASH EQUIVALENTS

      Cash and cash equivalents totaled $994,000 and $1,479,000 at December 31, 2002 and 2001, respectively. Included in each period are investments in a money market fund consisting of high quality short term instruments, principally U.S. Government and Agency issues and commercial paper. The carrying amounts approximate their fair value at December 31, 2002 and 2001.

3.    INVENTORIES, NET

      As of December 31, the components of inventories were as follows (in thousands):


                                                              2002       2001
      -----------------------------------------------------------------------

      Finished goods and spare parts                        $2,362     $4,442
      Work in process                                          456      1,323
      Rental equipment                                          53         44
      -----------------------------------------------------------------------
                                                             2,871      5,809
      Less: reserves for excess and obsolete inventories      (562)    (1,382)
      -----------------------------------------------------------------------
      Inventories, net                                      $2,309     $4,427
      =======================================================================


4.    PROPERTY AND EQUIPMENT, NET

      As of December 31, the components of property and equipment, net were as follows (in thousands):


                                                              Estimated
                                                         Useful Lives (Yrs.)       2002        2001
      ---------------------------------------------------------------------------------------------

      Computer and office equipment                            3 -  5           $ 1,318     $ 1,262
      Furniture and fixtures                                   5 - 10               290          76
      Leasehold improvements                                       10               190         127
      Capitalized software development costs                        3                44           -
      Leased equipment under capital lease                     3 - 10                 -         381
      ---------------------------------------------------------------------------------------------
                                                                                  1,842       1,846
      Less: accumulated depreciation and amortization                            (1,448)     (1,341)
      ---------------------------------------------------------------------------------------------
      Property and equipment, net                                               $   394     $   505
      =============================================================================================


      The Company has capitalized software development costs incurred by subcontract programmers in the development of on-line product catalogs and ordering processes. Leased equipment under capital lease at December 31, 2001 consisted principally of office furniture, equipment and computer equipment. During 2002, the capital lease obligation was fully paid, and the assets have been reclassified into their related property and equipment components in the above table. Depreciation and amortization expense for the years ended December 31, 2002, 2001 and 2000 totaled $215,000, $257,000 and $305,000, respectively.

5.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      As of December 31, the components of accrued expenses and other current liabilities were as follows (in thousands):


                                                        2002    2001
      --------------------------------------------------------------

      Salaries, commissions and benefits                $241    $420
      License fees payable to Avaya (Note 11)             24      42
      Other                                              120     105
      --------------------------------------------------------------
      Accrued expenses and other current liabilities    $385    $567
      ==============================================================


6.    DEBT OBLIGATIONS

      As of December 31, debt obligations, all of which mature within one year, consisted of the following (in thousands):


                                            2002    2001
      --------------------------------------------------

      Revolving credit agreement (a)        $  -     $ -
      Obligation under capital lease (b)       -      37
      --------------------------------------------------
      Debt obligations                      $  -     $37
      ==================================================


      (a) Since September 2000, the Company has had a revolving credit facility with Wachovia Bank, National Association (f/k/a First Union National Bank) ("Wachovia"). Under the facility, borrowings were based upon certain percentages of accounts receivable and inventories. As a result of the losses incurred by the Company during 2001 and 2002, and continued defaults on the tangible net worth and certain other financial covenants, the Wachovia loan agreement was amended once during 2001 and three times during 2002. These amendments had the cumulative effect as of December 31, 2002, of reducing the credit facility to $500,000, increasing the interest rate on borrowings to LIBOR plus 6%, modifying the advance formula on inventory to 50% of eligible inventory with a revised cap equal to 50% of eligible accounts receivable, and lowering the minimum tangible net worth requirement to $4,750,000. In addition, to allow the Company time to procure replacement financing, Wachovia agreed to extend the modified credit facility until February 28, 2003. As of December 31, 2002, there were no borrowings under the credit facility. The average and highest amounts borrowed during the year ended December 31, 2002 were approximately $469,000 and $1,531,000, respectively.

      On February 19, 2003 the Company entered into a one-year, $1.5 million revolving loan agreement (the "BACC Agreement") with Business Alliance Capital Corporation ("BACC"), replacing the Wachovia Loan Agreement. Under the terms of the BACC Agreement, borrowings are advanced at 75% of eligible accounts receivable, as defined (primarily receivables that are less than 90 days old and, in the case of system sales, the receivable does not become "eligible" until the system has been installed), and at 25% of the value of eligible inventory, as defined (primarily inventory that was purchased pursuant to a firm customer order), provided that the amount advanced against eligible inventory shall not exceed $200,000 or 30% of all outstanding advances under the BACC Agreement. Interest is charged at the per annum rate of one and one-half percentage points (1.5%) above the prime rate, but not less than 5.75%, subject to a minimum interest charge based on an average daily loan balance of $250,000 regardless of the actual average loan balance. Under the BACC Agreement, the Company is charged an annual facility fee of 1% of the facility ($15,000) and a monthly servicing fee equal to .25% of the average outstanding loan balance, subject to a minimum average daily loan balance of $250,000. As additional security to BACC, the Company issued a $300,000 standby letter of credit in favor of BACC, secured by cash, which can be drawn upon 90 days after an event of default. The BACC Agreement restricts the Company from the payment of dividends and limits capital expenditures during the term of the agreement to $150,000, without the consent of BACC. The BACC Agreement contains no specific financial covenants however, it defines certain circumstances under which the agreement can be declared in default and subject to termination, including among others if (i) there is a material adverse change in the Company's business or financial condition;
(ii) an insolvency proceeding is commenced; (iii) the Company defaults on any of its material agreements with third parties; (iv) the Company fails to comply with the terms, representations and conditions of the agreement, and (v) there are material liens or attachments levied against the Company's assets. In the event the BACC Agreement is terminated prior to its expiration date, the Company shall pay a fee in an amount equal to 5% of the advance limit of $1.5 million if such termination occurs on or prior to August 19, 2003; or 4% of the advance limit if such termination occurs thereafter. At the closing of the Loan Agreement, the Company had $467,853 in availability under its borrowing formula.

      (b) Debt maturing within one year at December 31, 2001 consisted of remaining payments of $37,556 under a capital lease obligation, which was fully repaid during 2002. The carrying value of this debt approximated its fair values at December 31, 2001.

7.    RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

      On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under the provisions of SFAS 142, goodwill recorded as a part of a business combination is no longer amortized, but instead will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Also, SFAS 142 requires that in future business combinations, all acquired intangible assets should be separately stated on the balance sheet if the benefit of the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. These intangible assets would then be amortized over their useful lives, resulting in amortization expense. The Company has applied the provisions of these new accounting pronouncements in its accounting for the acquisition of its minority partner's ownership interest in InfiNet, as discussed in Note 8.

8.    FORMATION AND ACQUISITION OF INFINET SYSTEMS, LLC

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

      Effective January 1, 2002, the Company acquired TriNET's 49.9% ownership interest in InfiNet for an aggregate cash purchase price of $153,334. The Company acquired TriNET's interest for several reasons including its trained workforce in systems design and sales and the opportunity to further leverage InfiNet's customer contacts with Farmstead's existing and future product offerings. The acquisition has been accounted for as a purchase, under SFAS 141 as described in Note 7. The $100,512 excess of the purchase price over the fair value of the net assets acquired was initially allocated to goodwill, in accordance with SFAS 142 as described in Note 6. Due to the downsizing of InfiNet's operating activities during the year, which included the reduction of its entire workforce and a business decision to fulfill systems sales orders directly through Farmstead, the entire $100,512 balance of goodwill was written off as an operating expense in December 2002.

      The following pro forma information presents the Company's consolidated results of operations for the year ended December 31, 2001 as if the acquisition had been completed as of the beginning of that year. The consolidated results of operations for the year ended December 31, 2002 include the effects of the acquisition from January 1, 2002.


                                                          Year ended
                                                       December 31, 2001
                                                   ------------------------
      (In thousands, except per share data)        As Reported    Pro forma
      ---------------------------------------------------------------------

      Revenues                                       $33,339       $33,339
      Loss before minority interest in
       income of subsidiary                           (1,580)       (1,580)
      Minority interest in income of subsidiary          128             -
      Net loss                                       $(1,708)      $(1,580)

      Loss per share:  basic                         $  (.52)      $  (.48)
                       diluted                       $  (.52)      $  (.48)
      --------------------------------------------------------------------


9.    STOCK OPTIONS

      On April 3, 2002, the Board of Directors adopted the Farmstead Telephone Group, Inc. 2002 Stock Option Plan (the "2002 Plan"), which was approved by stockholders at the June 13, 2002 Annual Meeting of Stockholders. The 2002 Plan replaces the 1992 Stock Option Plan that terminated in May 2002. Options previously granted under the 1992 Plan, of which there are 1,786,306 options outstanding at December 31, 2002, may continue to be exercised in accordance with the terms of the individual grants. The 2002 Plan permits the granting of options to employees, directors and consultants of the Company, which shall be either incentive stock options ("ISOs") as defined under Section 422 of the Internal Revenue Code, or non-qualified stock options ("NSOs"). ISOs may be granted at no less than market value at the time of grant, with a maximum term of ten years except, for a 10% or more stockholder, the exercise price shall not be less than 110% of market value, with a maximum term of five years. NSOs may be granted at no less than 50% of market value at the time of granting, with a maximum term of 10 years. Any option granted pursuant to this Plan which for any reason fails to qualify as an ISO shall be deemed to have been granted as an option not qualified under Section 422 of the Code. The maximum number of shares issuable under the 2002 Plan, which expires April 3, 2012, are 1,300,000, of which there were 66,000 options outstanding at December 31, 2002. Options currently granted expire on various dates through 2012. A summary of stock option transactions for each of the three years in the period ended December 31, 2002 is as follows:


                                                                  Weighted
                                                                   Average
                                      Number        Exercise      Exercise
                                    of Shares     Price Range       Price
--------------------------------------------------------------------------

Outstanding at December 31, 1999    1,792,346    $1.12 - 11.80      $2.02
Granted                               366,900     1.19 -  2.00       1.42
Exercised                                   -                -          -
Canceled or expired                  (208,210)    1.12 -  2.69       1.92
--------------------------------------------------------------------------
Outstanding at December 31, 2000    1,951,036    $1.12 - 11.80      $1.92
Granted                               379,300      .68 -  2.04       1.53
Exercised                                   -        -       -
Canceled or expired                  (455,530)    1.12 -  3.12       1.65
--------------------------------------------------------------------------
Outstanding at December 31, 2001    1,874,806    $ .68 - 11.80      $1.91
Granted                               254,500      .29 -  1.50        .79
Exercised                                   -                -          -
Canceled or expired                  (277,000)     .68 -  2.04       1.53
--------------------------------------------------------------------------
Outstanding at December 31, 2002    1,852,306      .29 - 11.80       1.81
=========================================================================
As of December 31, 2002:
  Exercisable                       1,606,306    $ .70 - 11.80      $1.94
  Available for future grant        1,234,000


      The following summarizes information about stock options outstanding and exercisable as of December 31, 2002:


                            Options Outstanding                           Options Exercisable
                   -------------------------------------    -----------------------------------------------
                                       Weighted Avg.
    Range of          Number             Remaining           Weighted Avg.       Number      Weighted Avg.
Exercise Prices    Outstanding    Contractual Life (Yrs)    Exercise Price    Exercisable    Exercise Price
---------------    -----------    ----------------------    --------------    -----------    --------------

 $ .29 -  1.00        177,250              9.2                  $ .76             52,500          $ .84
 $1.01 -  1.50        268,900              8.3                   1.27            159,900           1.39
 $1.51 -  2.00      1,371,306              5.0                   1.96          1,359,806           1.96
 $2.01 -  5.00         20,500              3.2                   3.24             19,750           3.27
 $5.01 - 11.80         14,350              1.4                   8.55             14,350           8.55
-----------------------------------------------------------------------------------------------------------
   Total            1,852,306              5.8                  $1.81          1,606,306          $1.94
===========================================================================================================


10.   STOCKHOLDERS' EQUITY

      On June 30, 2002, the following securities expired unexercised: all 1,137,923 of the Class A Redeemable Common Stock Purchase warrants ("Class A Warrants"); all 1,137,923 of the Class B Redeemable Common Stock

Purchase warrants ("Class B Warrants"); all 183,579 of the Warrants issued in connection with the Company's 1987 initial public offering ("IPO Warrants"); all 33,136 of the Underwriter Options to purchase 33,136 Units, issued in connection with the Company's 1987 initial public offering ("Underwriter Options"); all 89,948 Representative Warrants to purchase 89,948 Units ("Representative Warrants") issued in 1996 to the Company's underwriter in connection with a secondary offering of securities.

      During the year ended December 31, 2002, the Company issued 26,379 shares of Common Stock under its 2001 Employee Stock Purchase Plan (see
Note 12). Proceeds from the issuance were $13,479.

11.   LEASES AND OTHER COMMITMENTS AND CONTINGENCIES

      Leases
      ------
      The Company leases 49,897 square feet of office and warehouse space in East Hartford, CT under non-cancelable leases expiring December 31, 2004. The leases contain two, three-year renewal options. The Company also leases 1,700 square feet of office space in New York, NY under a non-cancelable lease expiring March 31, 2005. The lease contains one, two-year renewal option. As of December 31, 2002, aggregate future minimum annual rental payments under the initial terms of the leases were as follows:
$312,117 for 2003, $313,692 for 2004 and $14,250 for 2005. Rent expense, which included short-term rentals of warehouse space in 2000, was $285,946 in 2002, $250,146 in 2001 and $277,624 in 2000.

      Employment Agreement
      --------------------
      The Company has an employment agreement with the Chief Executive Officer ("CEO") dated January 1, 1998 and as amended August 1, 2001 and January 1, 2003 (the "Agreement"). Under the Agreement, the CEO will continue to be employed on a full-time basis during the period from January 1 through December 31, 2003 (the "Active Period") at an annualized base salary of $160,000. The Agreement also contemplates a limited employment period commencing January 1, 2004, during which the CEO will be employed on a limited basis for a five-year period expiring December 31, 2008 (the "Limited Period"). During the Limited Period, the CEO will be paid an annual base salary equal to $100,000, as consideration for up to fifty days of active service per year. In addition, during the first year of the Limited Period, the CEO will receive an additional payment of $142,423, which amount represents the total amount of salary reductions imposed upon the CEO during 2002 and 2001,except for any reductions below an annualized base salary of $200,000. The CEO will also be eligible for an annual bonus of up to 50% of base salary during the term of the Agreement. The Agreement provides severance pay for the CEO should the CEO terminate the Agreement for "good cause", as defined, or should the Company terminate the Agreement without cause, or in the event of a change in control of the Company, as defined. During the Active Period, severance pay will equal three times (i) the amount of the then-current base pay (deemed to be $300,000 for purposes of severance pay calculations), plus (ii) the average bonus paid during the three most recent calendar years. During the Limited Period, severance pay will equal the total amount that would have been due for the time remaining in the Limited Period. The CEO will not be entitled to any severance or other compensation during the Active Period or Limited Period if he voluntarily terminates his employment or if the Company terminates the Agreement "for cause", as defined.

      Fees payable to Avaya
      ---------------------
      Under a license agreement with Avaya, which expires December 31, 2003, the Company is required to pay fees to Avaya based upon a percentage of the sales price of Classic AvayaTM products sold by the Company. Over the period of the agreement, these fees have ranged from 10% to 6.5% (currently). The Company is also required to pay fees to Avaya based upon a percentage of the sales price of Avaya products sold through the Company's call center. These fees have ranged from 25% to 15% (currently). The
Company recorded in cost of revenues approximately $507,000, $1,341,000, and $2,097,000 of fee expense in 2002, 2001 and 2000, respectively.

12.   EMPLOYEE BENEFIT PLANS

      The Company maintains a Supplemental Executive Retirement Plan ("SERP") for the benefit of its CEO. The SERP is a "target" benefit plan, structured to provide the CEO with an annual retirement benefit, payable over 15 years beginning at age 65, in an amount equal to one-third of the CEO's average final three-year salary, however in no event less than $100,000 per year. The SERP is being funded through a Company-owned life insurance policy which has a projected $50,000 annual premium for ten years. The cash surrender value of this policy was $151,584 and $140,340 at December 31, 2002 and 2001, respectively. The Company used the Projected Unit Credit Method and a 6.5% interest rate in determining the amount of benefit obligation expense to accrue each year. The following table shows the changes in the benefit obligation in each of the two years ended December 31 (in thousands):


                                                 2002    2001
      -------------------------------------------------------

      Benefit obligation at beginning of year    $260    $182
      Service cost                                 65      61
      Interest cost                                23      17
      -------------------------------------------------------
      Benefit obligation at end of year          $348    $260
      =======================================================


      The Company provides a split dollar life insurance program for certain officers as a means of providing a life insurance benefit and a future retirement benefit. Under this program, the Company may make discretionary contributions of up to 10% of each participant's annual compensation, and such contributions amounted to $19,259 in 2002, $49,506 in 2001 and $71,167 in 2000. The Company recognized expense of $19,655 in 2002, $34,231 in 2001 and $45,849 in 2000 in connection with this program. The accumulated value of each participant's account vests with the participant over a ten year period, based on years of service, with each participant 100% vested upon the later of attainment of age 65 or the completion of five years of service with the Company.

      Employee Stock Purchase Plan ("ESPP")
      -------------------------------------
      In September 2001, the Company established an ESPP, following stockholder approval, under which an initial 250,000 shares of common stock could be sold to employees. The shares issuable pursuant to the ESPP were registered on Form S-8 (No. 333-69290) dated September 11, 2001. Beginning in 2003, an annual increase of the lesser of (i) 100,000 shares of common stock, (ii) 2% of the Company's issued and outstanding capital stock on January 1 of such year, and (iii) an amount determined by the Company's board of directors, can be added to the ESPP. The ESPP covers all employees working more than 20 hours per week, excluding employees owning 5% or more of the combined voting power of all classes of shares of the Company or its subsidiary corporations. The ESPP provides for six-month "offering periods" beginning September 14, 2001, with a final offering period beginning March 1, 2011, and during such periods employees can participate through payroll deductions of up to 10% of their earnings. At the end of each offering period, participating employees are able to purchase stock at a 15% discount to the market price of Company stock at either the beginning or end of the offering period, whichever is lower. Shares purchased through the ESPP cannot exceed $25,000 in fair market value per person per calendar year. The shares purchased are allocated to an account established for each participant at a brokerage firm. During the year ended December 31, 2002, the Company issued 26,379 shares of Common Stock pursuant to the ESPP, the proceeds of which totaled $13,479.

13.   INCOME TAXES

      The following table provides a summary of the current and deferred components of the provision for (benefit from) federal and state income taxes attributable to earnings before income taxes for the three years ended December 31 (in thousands):


                                                   2002    2001     2000
      ------------------------------------------------------------------

      Federal income tax expense (benefit):
        Current                                    $  -    $  -    $  37
        Deferred                                    436       -     (406)
      State income tax expense (benefit):
        Current                                      18      17       23
        Deferred                                     19       -      (49)
      ------------------------------------------------------------------
      Provision for (benefit from) income taxes    $473    $ 17    $(395)
      ==================================================================


      Differences between the tax (benefit) expense reflected in the financial statements and the amounts calculated at the federal statutory income tax rate of 34% for the three years ended December 31 are as follows (in thousands):


                                                           2002      2001      2000
      -----------------------------------------------------------------------------

      Income tax provision (benefit) at statutory rate     (699)    $(581)    $ 458
      Increase (reduction) in income taxes
       resulting from:
      State and local income taxes, net of federal
       income tax benefit                                   (12)      (11)      (66)
      Non-deductible life insurance                          30        25        24
      Non-deductible meals and entertainment                 17        19        26
      Utilization of net operating loss                       -         -      (690)
      Change in valuation allowance                       1,177       565      (148)
      Other                                                 (40)        -         1
      -----------------------------------------------------------------------------
      Provision for (benefit from) income taxes             473     $  17     $(395)
      =============================================================================


The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows (dollars in thousands):


                                                             2002        2001
      ------------------------------------------------------------------------

      Deferred tax assets:
      Allowance for doubtful accounts                      $    17     $    60
      Inventory capitalization and allowances                  204         552
      Accrued vacation                                          10          57
      Other                                                    209         103
      Net operating loss and capital loss carryforwards      1,776         722
      ------------------------------------------------------------------------
      Total gross deferred tax assets                        2,216       1,494
      Less: valuation allowance                             (2,216)     (1,039)
      ------------------------------------------------------------------------
      Net deferred tax assets                              $     -     $   455
      ========================================================================


      The Company has federal net operating loss carryforwards of approximately $4,583,000 that expire through 2022. In 2002, the valuation allowance was increased by an amount which fully offsets the Company's deferred tax assets as of December 31, 2002. Management believes that the present valuation allowance is prudent due to the recent volatility of earnings.

14.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized quarterly financial data for 2002 and 2001 is as follows (in thousands except earnings (loss) per share):


                                                                          Quarter
--------------------------------------------------------------------------------------------------
2002                                                     First     Second      Third     Fourth(a)
--------------------------------------------------------------------------------------------------

Revenues                                                $6,027     $4,764     $4,766      $3,593
Gross Profit                                             1,306        755      1,065         497
Net loss                                                  (301)      (660)      (284)     (1,285)
Basic and diluted:
  Loss per common share                                   (.09)      (.20)      (.09)       (.39)
  Weighted average common shares outstanding             3,281      3,289      3,290       3,299
================================================================================================


                                                                          Quarter
--------------------------------------------------------------------------------------------------
2001                                                     First     Second      Third     Fourth(a)
--------------------------------------------------------------------------------------------------

Revenues                                                $9,294     $8,016     $8,762      $7,267
Gross Profit                                             2,425      1,331      1,989         913
Net income (loss)                                          154     (1,133)        10        (739)
Basic and diluted income (loss) per common share           .05       (.35)         -        (.22)
Weighted average common shares outstanding - Basic       3,272      3,272      3,272       3,272
Weighted average common shares outstanding - Diluted     3,357      3,302      3,272       3,272
================================================================================================




--------------------
(a) Includes a $101,000 write-off of goodwill, $333,000 of inventory valuation charges, and a $455,000 charge to increase the deferred tax asset valuation allowance.
(b)   Includes $1,050,000 of inventory valuation charges.

15.   RELATED PARTY TRANSACTIONS

      During the three years ended December 31, 2002, the Company engaged PFS Venture Group LLC ("PFS") to assist the Company with its strategic reorganization initiatives. PFS provides business consulting services to small to mid-sized companies. Mr. Bruce S. Phillips who, in June 2001, became a director of the Company, and remained a director until his death in August 2002, was the principal owner of PFS. During 2002 PFS earned $51,000 in fees, and Mr. Phillips received 11,250 options to acquire common stock at exercise prices of $1.00 to $1.50 per share. During 2001, PFS earned $84,000 in fees, and Mr. Phillips received 21,000 stock options at an exercise price of $1.50 per share. During 2000, PFS earned $65,000 in fees, and Mr. Phillips received 16,250 stock options at exercise prices of $1.50 to $2.00 per share.

16.   MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

      During the years ended December 31, 2002, 2001 and 2000, no single customer accounted for more than 10% of revenues.

      The Company extends credit to its customers in the normal course of business. As of December 31, 2002, one customer accounted for 11% of accounts receivable. One customer also accounted for 11% of accounts receivable as of December 31, 2001. Although the Company is subject to changes in economic conditions which may impact its overall credit risk, the Company sells to a wide variety of customers, and does not focus on any particular industry sector. The Company establishes its allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and experience, and other information available to it. Management considers the Company's credit risk to be satisfactorily diversified and believes that its allowance for doubtful accounts is adequate to absorb estimated losses as of December 31, 2002.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Farmstead Telephone Group, Inc.

We have audited the consolidated financial statements of Farmstead Telephone Group, Inc. (the "Company") as of December 31, 2002, and for the year then ended, and have issued our report thereon dated February 28, 2003; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audit also includes the financial statement schedule of Farmstead Telephone Group, Inc., listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


CARLIN, CHARRON & ROSEN LLP
Glastonbury, Connecticut
February 28, 2003

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Farmstead Telephone Group, Inc.

We have audited the consolidated financial statements of Farmstead Telephone Group, Inc. and subsidiaries (the "Company") as of December 31, 2001, and for the year then ended, and have issued our report thereon dated February 21, 2002; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audit also includes the financial statement schedule of Farmstead Telephone Group, Inc. and subsidiaries, listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DISANTO BERTOLINE & COMPANY, P.C.
Glastonbury, Connecticut
February 21, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Farmstead Telephone Group, Inc.
East Hartford, Connecticut

We have audited the consolidated financial statements of Farmstead Telephone Group, Inc. and subsidiary (the "Company") for the year ended December 31, 2000, and have issued our report thereon dated February 21, 2001; such report is included elsewhere in this Form 10-K. Our audit also included the financial statement schedule of Farmstead Telephone Group, Inc. for the year ended December 31, 2000, listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Hartford , Connecticut
February 21, 2001

SCHEDULE II:  VALUATION AND QUALIFYING ACCOUNTS
                    (In thousands)


                                                                Column C- Additions
                                                          ------------------------------
                                                               (1)              (2)
                                            Column B-        Charged          Charged                     Column E-
                                           Balance at     (credited) to    (credited) to                  Balance at
                                          beginning of      costs and          other         Column D-      End of
        Column A- Description                period          expenses         accounts      Deductions      period
        ---------------------             ------------    -------------    -------------    ----------    ----------

Year 2002
---------
Allowance for doubtful accounts              $  150          $  (33)              -           $ 70(1)       $   47
Inventory valuation reserves                  1,382             143               -            963(1)          562
Deferred tax asset valuation allowance        1,039           1,177               -              -           2,216

Year 2001
---------
Allowance for doubtful accounts              $  244          $  104             $ -           $198(1)       $  150
Inventory valuation reserves                    935           1,443               -            996(1)        1,382
Deferred tax asset valuation allowance          455             584               -              -           1,039

Year 2000
---------
Allowance for doubtful accounts              $  266          $   92             $ -           $114(1)       $  244
Inventory valuation reserves                    128             947               -            140(1)          935
Deferred tax asset valuation allowance        1,293            (455)              -            383(2)          455

--------------------
<F1>  Represents write-offs of inventories and uncollectible accounts receivable.
<F2>  Reduction in deferred tax assets.

INDEX TO EXHIBITS

      The following documents are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included such document.

      3(a) Certificate of Incorporation [Exhibit 3(a) to the S-18 Registration Statement of the Company's securities declared effective on April 13, 1987 (File No. 3-9556B)]
      3(b) Certificate of Amendment of Certificate of Incorporation [Exhibit 3(a) to Amendment No. 2 to SB-2 Registration Statement dated July 22, 1996 (Registration No. 333-5103)]
      3(c) Certificate of Amendment of Certificate of Incorporation of Farmstead Telephone Group, Inc., dated July 10, 1991 [Exhibit
              10.12 to the Annual Report on Form 10-K for the year ended December 31, 1991]
      3(d) Amended and Restated By-Laws [Exhibit 3(d) to the Annual Report on Form 10-K for the year ended December 31, 2000]
      3(e) Certificate of Amendment of Certificate of Incorporation of Farmstead Telephone Group, Inc. dated July 9, 2001 [Exhibit 3(e) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]
      4(a) Form of Unit Warrant [ Exhibit 4(a) to the S-18 Registration Statement of the Company's securities declared effective on April 13, 1987 (File No. 3-9556B)]
      4(b) Amended Form of Underwriter's Option [ Exhibit 4(b) to the S-18 Registration Statement of the Company's securities declared effective on April 13, 1987 (File No. 3-9556B)]
      4(c) Resolutions adopted by Unanimous Written Consent of the Company's Board Of Directors dated as of July 9, 1992 amending terms of Warrants and Underwriter's Options [Exhibit 4(a) to the Form S-3 Registration Statement of the Company's securities declared effective on October 29, 1992 (Registration No. 33-50432)]
      4(d) Amended 1992 Stock Option Plan [Exhibit to the Proxy Statement on Schedule 14A filed April 14, 1998 (File No. 001-12155)]
      4(e) Form of Underwriter's Warrant Agreement (including Form of Underwriter's Warrant) [Exhibit 4.2 to the SB-2 Registration Statement dated June 3, 1996 (Registration No. 333-5103)]
      4(f) Form of Warrant Certificate [Exhibit 4.1 to Amendment No. 2 to SB-2 Registration Statement dated July 22, 1996 (Registration No. 333-5103)]
      4(g) Form of Warrant Agreement [Exhibit 4.3 to Amendment No. 2 to SB-2 Registration Statement dated July 22, 1996 (Registration No. 333-5103)]
      4(h) Form of Unit Certificate [Exhibit 4.4 to Amendment No. 2 to SB-2 Registration Statement dated July 22, 1996 (Registration No. 333-5103)]
      4(i) Resolutions adopted by the Company's Board of Directors June 18, 1998, amending terms of Warrants and Underwriter's Options [Exhibit 4(I) to the Annual Report on Form 10-KSB for the year ended December 31, 1998]
      4(j) Resolutions adopted by the Company's Board of Directors July 19, 2001, amending terms of warrants and Underwriter's Options. [Exhibit 4(j) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]
      4(k) Farmstead Telephone Group, Inc. 2002 Stock Option Plan [Appendix A to the Proxy Statement on Schedule 14A filed April 19, 2002 for the 2002 Annual Meeting of Stockholders]
      10(a) Form of Underwriter's Consulting Agreement [ Exhibit 10.1 to the SB-2 Registration Statement dated June 3, 1996 (Registration No. 333-5103)]
      10(b) Letter of Agreement dated June 3, 1996 between Farmstead Telephone Group, Inc. and Lucent Technologies, Inc. [Exhibit
              10.2 to Amendment No. 1 to SB-2 Registration Statement dated July 22, 1996 (Registration No. 333-5103)]
      10(c) Agreement of Lease By and between Tolland Enterprises and Farmstead Telephone Group, Inc., dated November 5, 1996 [Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996]
      10(d) Employment Agreement dated as of January 1, 1998 between Farmstead Telephone Group, Inc. and George J. Taylor, Jr. [Exhibit 10.5 to the Annual Report on Form 10-KSB for the year ended December 31, 1997]
      10(e) Supplemental Executive Retirement Plan, effective as of January 1, 1998 [Exhibit 10.6 to the Annual Report on Form 10-KSB for the year ended December 31, 1997]
      10(f) ARS Dealer Agreement Between Lucent Technologies and Farmstead Telephone Group, Inc. For

              Business Communications Systems [Exhibit 10(s) to the Annual
              Report on Form 10-KSB for the year ended December 31, 1998]
      10(g)   ARS License Agreement Between Lucent Technologies and
              Farmstead Telephone Group, Inc. For Authorized Remarketing
              Supplier Program [Exhibit 10(t) to the Annual Report on Form
              10-KSB for the year ended December 31, 1998]
      10(h)   Rider #1 to Lease Dated November 5, 1996 By and Between
              Tolland Enterprises ("Landlord") and Farmstead Telephone
              Group, Inc. ("Tenant"), attached as of May 27, 1999 [Exhibit
              10(cc) to the Annual Report on Form 10-K for the year ended
              December 31, 1999]
      10(i)   First Amendment of Lease, dated June 30, 1999, By and Between
              Tolland Enterprises ("Landlord") and Farmstead Telephone
              Group, Inc. ("Tenant") [Exhibit 10(dd) to the Annual Report
              on Form 10-K for the year ended December 31, 1999]
      10(j)   Loan Agreement, dated September 27, 2000 between First Union
              National Bank and Farmstead Telephone Group, Inc. [Exhibit
              10(ee) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000]
      10(k)   Promissory Note, dated September 27, 2000 between First Union
              National Bank and Farmstead Telephone Group, Inc. [Exhibit
              10(ff) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000]
      10(l)   Employment Agreement dated as of January 1, 2000 between
              Farmstead Telephone Group, Inc. and Robert G. LaVigne
              [Exhibit 10(ee) to the Annual Report on Form 10-K for the
              year ended December 31, 2000]
      10(m)   Amendment to Lucent ARS License Agreement Between Lucent
              Technologies Inc. and Farmstead Telephone Group, Inc., dated
              February 2, 2001. [Exhibit 10(ff) to the Annual Report on
              Form 10-K for the year ended December 31, 2000]
      10(n)   Amendment to Lucent ARS Dealer Agreement Between Lucent
              Technologies Inc. and Farmstead Telephone Group, Inc., dated
              February 2, 2001. [Exhibit 10(gg) to the Annual Report on
              Form 10-K for the year ended December 31, 2000]
      10(o)   Farmstead Telephone Group, Inc. Employee Stock Purchase Plan
              [Appendix B to the to the Proxy Statement on Schedule 14A
              filed April 13, 2001 for the 2001 Annual Meeting of
              Stockholders]
      10(p)   Limited Liability Company Agreement of InfiNet Systems LLC,
              effective February 1, 2001 [Exhibit 10(dd) to the Annual
              Report on Form 10-K for the year ended December 31, 2001]
      10(q)   First Modification to Loan Agreement, entered into December
              19, 2001 [Exhibit 10(ee) to the Annual Report on Form 10-K
              for the year ended December 31, 2001]
      10(r)   Restated First Addendum To That Certain Employment Agreement
              Between Farmstead Telephone Group, Inc. and George J. Taylor,
              Jr., effective August 1, 2001 [Exhibit 10(ff) to the Annual
              Report on Form 10-K for the year ended December 31, 2001]
      10(s)   Third Modification to Loan Agreement, dated September 23,
              2002 between Farmstead Telephone Group, Inc. and Wachovia
              Bank, National Association (f/k/a First Union National Bank).
              [Exhibit 10(a) to the Quarterly Report on Form 10-Q for the
              quarter ended September 30, 2002]
      10(t)   Modification Number One To Promissory Note, dated October 9,
              2002 between Farmstead Telephone Group, Inc. and Wachovia
              Bank, National Association. [Exhibit 10(b) to the Quarterly
              Report on Form 10-Q for the quarter ended September 30, 2002]
      10(u)   Fourth Modification to Loan Agreement, dated October 9, 2002 between Farmstead Telephone Group, Inc. and Wachovia Bank,
              National Association (f/k/a First Union National Bank).
              [Exhibit 10(c) to the Quarterly Report on Form 10-Q for the
              quarter ended September 30, 2002]
      10(v)   Loan and Security Agreement dated February 19, 2003 by and between Business Alliance Capital Corp. and Farmstead
              Telephone Group, Inc.
      10(w)   Revolving Credit Master Promissory Note dated February 19,
              2003 between Business Alliance Capital Corporation and
              Farmstead Telephone Group, Inc.
      10(x)   Second Addendum to That Certain Employment Agreement Between
              Farmstead Telephone Group, Inc. and George J. Taylor, Jr.,
              Dated as of January 1, 1998, as Amended by That Certain
              Restated First Addendum Dated as of August 1, 2001
      16      Letter re change in certifying accountants
      21      Subsidiaries
      23(a)   Consent of DiSanto Bertoline & Company, P.C.
      23(b)   Consent of Carlin, Charron & Rosen LLP
      23(c)   Consent of Deloitte & Touche LLP
      99.1    Certification of George J. Taylor, Jr. pursuant to Section
              906 of the Sarbanes-Oxley Act of 2002
      99.2    Certification of Robert G. LaVigne pursuant to Section 906 of the Sarbanes-Oxley Act of 2002