Form 10-Q
period 2003-03-31
FARMSTEAD TELEPHONE GROUP INC
filed 2003-05-12
CIK 804331

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the quarterly period ended March 31, 2003

                                     or

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

___________________________________________________________________________
            (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report)

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

As of April 30, 2003, the registrant had 3,305,288 shares of its $0.001 par value Common Stock outstanding.

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       FARMSTEAD TELEPHONE GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS

(In thousands)                                       March 31,    December 31,
                                                        2003         2002
------------------------------------------------------------------------------
                                                    (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                           $   718      $   994
  Accounts receivable, less allowance for
   doubtful accounts                                    2,923        1,869
  Inventories, net (Note 2)                             2,217        2,309
  Other current assets (Note 8)                           365           69
--------------------------------------------------------------------------
Total Current Assets                                    6,223        5,241
--------------------------------------------------------------------------
Property and equipment, net                               369          394
Other assets                                              277          238
--------------------------------------------------------------------------
Total Assets                                          $ 6,869      $ 5,873
==========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    $ 1,980      $ 1,111
  Debt maturing within one year (Note 3)                  373            -
  Accrued expenses and other current liabilities
   (Note 4)                                               260          385
--------------------------------------------------------------------------
Total Current Liabilities                               2,613        1,496
--------------------------------------------------------------------------
Other liabilities                                         372          348
--------------------------------------------------------------------------
Total Liabilities                                       2,985        1,844
--------------------------------------------------------------------------

Commitments and Contingencies (Note 8)

Stockholders' Equity:
  Preferred stock, $0.001 par value; 2,000,000
   shares authorized; - no shares issued and
   outstanding                                              -            -
  Common stock, $0.001 par value; 30,000,000
   shares authorized; 3,298,958 shares issued
   and outstanding at March 31, 2003
   and December 31, 2002                                    3            3
  Additional paid-in capital                           12,313       12,313
  Accumulated deficit                                  (8,432)      (8,287)
--------------------------------------------------------------------------
Total Stockholders' Equity                              3,884        4,029
--------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity            $ 6,869      $ 5,873
==========================================================================

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                        Three Months Ended
                                                            March 31,
                                                      ---------------------
(In thousands, except per share amounts)                2003         2002
---------------------------------------------------------------------------

Revenues                                              $ 4,439      $ 6,027
Cost of revenues                                        3,303        4,721
--------------------------------------------------------------------------
Gross profit                                            1,136        1,306
Selling, general and administrative expenses            1,275        1,660
--------------------------------------------------------------------------
Operating loss                                           (139)        (354)
Interest expense                                           (2)         (12)
Other income                                                2           71
--------------------------------------------------------------------------
Loss before income taxes                                 (139)        (295)
Provision for income taxes                                  6            6
--------------------------------------------------------------------------
Net loss                                              $  (145)     $  (301)
==========================================================================

Basic and diluted net loss per common share           $  (.04)     $  (.09)
Weighted average common shares outstanding:
  Basic and diluted                                     3,299        3,281
==========================================================================

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                          Three Months Ended
                                                              March 31,
                                                        ----------------------
(In thousands)                                            2003          2002
------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                              $  (145)      $  (301)
  Adjustments to reconcile net loss to net cash
   flows used in operating activities:
    Provision for doubtful accounts receivable                9             9
    Provision for losses on inventories                       -            21
    Depreciation and amortization                            45            62
    Value of compensatory stock options issued                -            11
    Changes in operating assets and liabilities:
    Increase in accounts receivable                      (1,063)         (210)
    Decrease in inventories                                  92           284
    Increase in other assets                               (335)         (125)
    Increase (decrease) in accounts payable                 869          (911)
    Decrease in accrued expenses and other current
     liabilities                                           (125)         (100)
    Increase in other liabilities                            24            21
-----------------------------------------------------------------------------
      Net cash used in operating activities                (629)       (1,239)
-----------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of property and equipment                       (20)          (25)
  Acquisition of InfiNet                                      -          (153)
-----------------------------------------------------------------------------
      Net cash used in investing activities                 (20)         (178)
-----------------------------------------------------------------------------

Cash flows from financing activities:
  Borrowings under revolving credit line                    373         1,268
  Repayments of capital lease obligation                      -           (28)
  Issuance of common stock                                    -            10
  Capital distribution to minority interest partner           -          (128)
-----------------------------------------------------------------------------
      Net cash provided by financing activities             373         1,122
-----------------------------------------------------------------------------

Net decrease in cash and cash equivalents                  (276)         (295)
Cash and cash equivalents at beginning of period            994         1,479
-----------------------------------------------------------------------------

Cash and cash equivalents at end of period              $   718       $ 1,184
=============================================================================

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                            $     1       $     9
    Income taxes                                              4             9

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.    BASIS OF PRESENTATION

      The consolidated financial statements presented herein consist of the accounts of Farmstead Telephone Group, Inc. and its wholly owned subsidiaries, FTG Venture Corporation (inactive) and InfiNet Systems, LLC (inactive). The accompanying consolidated financial statements as of and for the three months ended March 31, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. In the Company's opinion, the unaudited interim consolidated financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments, that are necessary for a fair statement of results
for the interim periods presented.   The results of operations for the
interim periods are not necessarily indicative of the results to be experienced for the entire fiscal year. Certain prior year amounts on the Consolidated Statements of Cash Flows have been reclassified to conform to the current interim period presentation. This Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

2.    INVENTORIES, NET

      Inventories are stated at the lower of cost or market, and are valued on an average cost basis. Inventories, net consisted of the following (in thousands):

                                                 March 31,    December 31,
                                                   2003           2002
---------------------------------------------------------------------------

Finished goods and spare parts                    $2,232         $2,362
Work in process (a)                                  460            456
Rental equipment                                      74             53
-----------------------------------------------------------------------
                                                   2,766          2,871
Less: reserves for excess and obsolete
 inventories                                        (549)          (562)
-----------------------------------------------------------------------
Inventories, net                                  $2,217         $2,309
=======================================================================

(a) Work in process inventories consist of used equipment requiring repair or refurbishing.

3.    DEBT MATURING WITHIN ONE YEAR

      On February 19, 2003 the Company entered into a one-year, $1.5 million revolving loan agreement (the "BACC Agreement") with Business Alliance Capital Corporation ("BACC"), replacing the Wachovia Loan Agreement. Under the terms of the BACC Agreement, borrowings are advanced at 75% of eligible accounts receivable, as defined (primarily receivables that are less than 90 days old and, in the case of system sales, the receivable does not become "eligible" until the system has been installed), and at 25% of the value of eligible inventory, as defined (primarily inventory that was purchased pursuant to a firm customer order), provided that the amount advanced against eligible inventory shall not exceed $200,000 or 30% of all outstanding advances under the BACC Agreement. Interest is charged at the per annum rate of one and one-half percentage points (1.5%) above the prime rate, but not less than 5.75%, subject to a minimum interest charge based on an average daily loan balance of $250,000 regardless of the actual average loan balance. Under the BACC Agreement, the Company is charged an annual facility fee of 1% of the facility ($15,000) and a monthly servicing fee equal to .25% of the average outstanding loan balance, subject to a minimum average daily loan balance of $250,000. As additional security to BACC, the Company issued a $300,000 standby letter of credit in favor of BACC, secured by cash, which can be drawn upon, up to the amount of the Company's outstanding obligation to BACC, ninety days after an event of default. The BACC Agreement restricts the Company from the payment of dividends and limits capital expenditures during the term of the agreement to $150,000, without the consent of BACC. The BACC Agreement contains no specific financial covenants however, it defines certain circumstances under which the agreement can be declared in default and subject to termination, including among others if (i) there is a material adverse change in the Company's business or financial condition;
(ii) an insolvency proceeding is commenced; (iii) the Company defaults on any of its material agreements with third parties; (iv) the Company fails to comply with the terms, representations and conditions of the BACC Agreement, and (v) there are material liens or attachments levied against the Company's assets. In the event the BACC Agreement is terminated prior to its expiration date, the Company shall pay a fee in an amount equal to 5% of the advance limit of $1.5 million if such termination occurs on or prior to August 19, 2003; or 4% of the advance limit if such termination occurs thereafter.

      As of March 31, 2003, outstanding borrowings under the agreement amounted to $373,000. The unused portion of the revolving credit facility as of March 31, 2003 was approximately $1,127,000, of which approximately
$677,000 was available to borrow.   The average and highest amounts
borrowed during the three months ended March 31, 2003 were approximately $31,000 and $373,000, respectively. The Company was in compliance with the provisions of its loan agreement as of March 31, 2003.

4.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued expenses and other current liabilities consisted of the following (in thousands):

                                                 March 31,    December 31,
                                                   2003           2002
---------------------------------------------------------------------------

Salaries, commissions and benefits                 $144           $241
License fees                                         25             24
Other                                                91            120
----------------------------------------------------------------------
Accrued expenses and other current liabilities     $260           $385
======================================================================

5.    RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

      FASB INTERPRETATION NO. 45. In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted FIN 45 effective January 1, 2003. The Company has no guarantees of the type contemplated by FIN 45 requiring recognition of an initial liability on its books, however applicable disclosures are reflected in Note 8 - Commitments and Contingencies.

6.    STOCK OPTIONS

      The Company applies the disclosure only provisions of Financial Accounting Standards Board Statement ("SFAS") No. 123, "Accounting for Stock-based Compensation" ("SFAS 123") and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") for employee stock option awards. Had compensation cost for the Company's stock option plan been determined in accordance with the fair value-based method prescribed under SFAS 123, the Company's net loss and basic and diluted net loss per share would have approximated the pro forma amounts indicated below (dollars in thousands except per share amounts):

                                                 March 31,    December 31,
                                                   2003           2002
---------------------------------------------------------------------------

Net loss, as reported                             $(145)         $(301)
Add: Total stock-based employee compensation
 expense determined under fair value based
 method for all awards, net of related
 tax effects                                        (23)           (44)
----------------------------------------------------------------------
Pro forma net loss                                $(168)         $(345)
Pro forma net loss per share:
  Basic and diluted                               $(.05)         $(.11)
======================================================================

      The fair value of stock options used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for 2003 and 2002; expected volatility of 113% for 2003 and 2002; average risk-free interest rate of 2.78% for 2003 and 3.68% for 2002; and an expected option holding period of 5.6 years for 2003 and 2002.

7.    MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

      During the three months ended March 31, 2003, one customer accounted for 11% of revenues. During the three months ended March 31, 2002, one customer accounted for 10% of revenues. The Company extends credit to its customers in the normal course of business. As of March 31, 2003, one customer accounted for 17% of accounts receivable, and another customer accounted for 14% of accounts receivable. As of December 31, 2002, one customer accounted for 11% of accounts receivable. Although the Company is subject to changes in economic conditions which may impact its overall credit risk, the Company sells to a wide variety of customers, and does not focus on any particular industry sector. The Company establishes its allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and experience, and other information available to it. Management considers the Company's credit risk to be satisfactorily diversified and believes that its $58,000 allowance for doubtful accounts is adequate to absorb estimated losses as of March 31, 2003.

8.    COMMITMENTS AND CONTINGENCIES

      Letters of Credit. In connection with the Company's revolving credit agreement with BACC, the Company issued a $300,000 irrevocable standby letter of credit ("LC") in favor of BACC. The LC can be drawn upon by BACC to satisfy any outstanding obligations under the Company's loan agreement
ninety days after an event of default.   The LC is secured by cash, and
since this cash is restricted from use by the Company during the term of the LC, it has been classified under other current assets in the consolidated balance sheet at March 31, 2003.

      Surety Bonds.   The Company on occasion is required by its customers
to acquire various types of surety bonds, such as bid and performance bonds, which are irrevocable undertakings by the Company to make payment in the event the Company fails to perform its obligations under a specified sales contract. Such bonds have to date had a duration of less than one year. As of March 31, 2003, there were two bonds outstanding, with a
maximum potential payment of approximately  $159,000.   Historically, no
surety bonds have been drawn down upon and there is no future expectation that any existing bond will be drawn upon.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      The discussions set forth below and elsewhere in this Annual Report on Form 10-Q contain certain statements, based on current expectations, estimates, forecasts and projections about the industry in which we operate and management's beliefs and assumptions, which are not historical facts and are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("the Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "will be," "will continue," "will likely result," "anticipates," "seeks to," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar words, expressions or phrases of similar meaning. Our actual results could differ materially from those projected in the forward-looking statements as a result of certain risks, uncertainties and assumptions, which are difficult to predict. Many of these risks and uncertainties are described under the heading "Risk, Uncertainties and Other Factors That May Affect Future Results" below. All forward-looking statements included in this document are based upon information available to us on the date hereof. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, other written or oral statements made or incorporated by reference from time to time by us or our representatives in this report, other reports, filings with the Securities and Exchange Commission ("SEC"), press releases, conferences, or otherwise may be forward-looking statements within the meaning of the Act.

RESULTS OF OPERATIONS

      OVERVIEW. For the three months ended March 31, 2003, we recorded a net loss of $145,000 or $.04 per share on revenues of $4,439,000. This compares with a net loss of $301,000 or $.09 per share on revenues of $6,027,000 recorded for the three months ended March 31, 2002. The operating results for 2003 reflect the continuing uncertain economic conditions in the United States and its negative impact on corporate spending for telecommunications products. Although we are encouraged by an increase in sales quotation activities, and a 24% increase in first quarter 2003 revenues over fourth quarter 2002 revenues, we are not able to predict when corporate spending restraints will lessen. We have therefore remained in a somewhat defensive posture, attempting to offset the financial impact of a reduced revenue stream by reducing, more tightly controlling, and deferring where possible, operating costs and expenses. Our overall strategy has been to lower our breakeven point and return to profitability, through a combination of operating expense reductions, and product purchasing initiatives to improve gross profit margins, and to generate cash to help sustain our working capital needs by better managing assets, principally accounts receivable and inventories.

      For 2003, our business focus will revolve around (1) strategies to increase sales volume by increasing our sales force so as to provide more coverage of existing and potential customers located within the market areas which we serve, (2) broadening our product offerings, (3) continuing efforts to lower our breakeven point by focusing on gross margin improvements through improved product purchasing and outsourcing where possible, and (4) bringing improved scalability to our business through reducing fixed expenses where possible, so that our operating expenses are more variable and can more quickly adjust to changes in sales volume. Should there be continued softness in the market conditions in the telecommunications equipment industry, however, we may experience continued decreases in revenues and deterioration in operating results. Additional information on major components of our operating performance for the three months ended March 31, 2003 follows below.

      REVENUES

                                           Three Months Ended March 31,
                                       ------------------------------------
      (Dollars in thousands)            2003        %        2002        %
      ---------------------------------------------------------------------

      End-user equipment sales         $3,644       82      $4,802       80
      Equipment sales to resellers        405        9         883       15
      Services                            390        9         342        5
      ---------------------------------------------------------------------
      Consolidated revenues            $4,439      100      $6,027      100
      =====================================================================

      Equipment Sales
      ---------------

      During the three months ended March 31, 2003, end-user equipment sales revenues, consisting of sales of both new and refurbished parts and systems sales, decreased by $1,158,000 or 24% from the comparable 2002 period. Additionally, equipment sales to resellers ("wholesale sales") decreased by $478,000 or 54% from the comparable 2002 period. Management attributes these sales declines primarily to continuing softness in the U.S. economy and its negative impact on corporate spending for telecommunications products, including both parts and systems. These conditions have, in turn, led to increased competition and downward pressure on sales prices. Another factor affecting sales levels has been the transitioning of our sales force. During 2003, we have continued our strategy of diversifying our product offerings by marketing the sale of complete telecommunications systems to our customer base. This is a growth strategy, designed to augment our long-established aftermarket parts business that continues as our primary source of revenues. This strategy necessitated the hiring of sales, service and technical design personnel experienced in systems and applications design and sales. As a result, we have increased our focus on selling new systems and system upgrades, which coupled with the turnover of certain experienced parts salespersons over the last two years, has contributed to the reduction in aftermarket parts
sales.   Management remains committed to the continuing growth of its systems business and is currently implementing strategies to increase its parts business, including the development of on-line ordering processes and other direct-marketing approaches. To date, orders received electronically from customers through our on-line catalogs have not been significant. We are, however, still in the early stages of the full implementation and marketing of this process.

      Significant portions of our sales revenues are derived from "Business Partner" relationships with Avaya. For the past several years, Avaya has been pursuing a strategy of more fully utilizing its dealer channel as a revenue source. Through our relationships with various Avaya sales personnel, we are often referred business by Avaya. Such referrals however, have been subject to fluctuation as Avaya's direct sales business itself fluctuates. We believe we are well positioned to benefit from our Avaya relationships as telecommunication equipment spending improves.

      Services
      --------

      During the three months ended March 31, 2003, service revenues increased by $48,000 or 14% from the comparable 2002 period. The increase was attributable to higher equipment rentals and customer equipment repair and refurbishing revenues. Installation revenues were flat as compared with 2002.

      Management continues to remain cautious about the telecommunications product marketplace going forward. We still expect that our future sales revenues will improve in all of our current sales channels when corporate spending for telecommunication products improves, although no assurances can be given as to the timing of when this will occur.

      COST OF REVENUES AND GROSS PROFIT. Total cost of revenues for the three months ended March 31, 2003 was $3,303,000, a decrease of $1,418,000 or 30% from the comparable 2002 period. The gross profit for the three months ended March 31, 2003 was $1,136,000, a decrease of $170,000 or 13% from the comparable 2002 period. As a percentage of revenue, the gross profit margin was 26% for 2003, as compared to 22% for the comparable 2002 period.

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

      The improvement in gross profit margin during the three months ended March 31, 2003 was primarily attributable to the following: (1) product mix
- a higher percentage of revenues was obtained from end-user sales than the prior year period, which generate higher profit margins than wholesale sales or services; (2) end-user equipment revenues showed improved margins over the prior year period due in part to improved product purchasing costs and to reduced license fees paid to Avaya on parts sales; and (3) lower overhead costs per sales dollar. As a result of employee downsizing and increased outsourcing of equipment repair and refurbishing operations, by March 31, 2003 the Company had reduced its materials acquisition, handling and refurbishing headcount by 60% from a year ago.

      Management believes that there will continue to be pressure on gross profit margins until market conditions and product demand in the telecommunications industry improves, and we currently expect fiscal year 2003 profit margins to be similar to those earned in 2002.

      SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses for the three months ended March 31, 2003 were $1,275,000, a decrease of $385,00 or 23% from the comparable 2002 period. SG&A expenses, however, were 29% of revenues in 2003 as compared to 28% of revenues in 2002, which is attributable to the "fixed" nature of a significant portion of our SG&A. In response to lower sales levels, we have been more tightly controlling expenses, deferring expenditures where possible, and have reduced our SG&A headcount by 26% from a year ago. As a result of this reduced headcount, coupled with lower sales commissions due to lower sales levels, compensation expense was $305,000 lower than the prior year period. In addition, we incurred lower marketing, consulting, office and other employment related expenses than in the prior year period as a result of cost-reduction initiatives, and recorded lower depreciation expense. We will continue to monitor SG&A expenses and where possible, make certain expenses more variable in relation to sales volume.

      INTEREST EXPENSE AND OTHER INCOME. Interest expense for the three months ended March 31, 2003 was $2,000, compared with $12,000 for the comparable 2002 period. The decrease in interest expense was attributable to lower average borrowings. Other income for the three months ended March 31, 2003 was $2,000, compared with $71,000 for 2002. Other income for 2002 included $65,000 representing the fair value of common stock of Anthem, Inc., which we received at no cost, as part of the conversion of Anthem Insurance Companies, Inc. from a mutual insurance company to a stock insurance company, with the balance consisting primarily of interest earned on invested cash. Other income for the three months ended March 31, 2003 consisted of interest earned on invested cash.

      PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended March 31, 2003 and 2002 was $6,000, representing estimated minimum state taxes in each period. We maintain a full valuation allowance against our net deferred tax assets, which consist primarily of net operating loss and capital loss carryforwards, and timing differences between the book and tax treatment of inventory and other asset valuations. Realization of these net deferred tax assets is dependent upon our ability to generate future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital, defined as current assets less current liabilities, was $3,610,000 at March 31, 2003, a decrease of $135,000 or 4% from
$3,745,000 at December 31, 2002. The working capital ratio was 2.4 to 1 at March 31, 2003, compared with 3.5 to 1 at December 31, 2002.

      Operating activities used $629,000 during the three months ended March 31, 2003. Net cash used by operating activities consisted of a net loss of $145,000 adjusted for non-cash items of $54,000, and net cash used by changes in operating assets and liabilities of $538,000. Net cash generated by changes in operating assets and liabilities was primarily attributable to an increase in accounts receivable, partly offset by an increase in accounts payable, attributable to a higher than average level of sales during the month of March, and the reclassification of restricted cash (Note 8) to other current assets.

      Investing activities used $20,000 during the three months ended March 31, 2003 to fund capital expenditures.

      Financing activities generated $373,000 during the three months ended March 31, 2003, attributable to working capital borrowings under our revolving credit facility with BACC. As of March 31, 2003, outstanding borrowings amounted to $373,000. The unused portion of the revolving credit facility as of March 31, 2003 was approximately $1,127,000, of which approximately $677,000 was available to borrow. The average and highest amounts borrowed during the three months ended March 31, 2003 were approximately $31,000 and $373,000, respectively. We were in compliance with the provisions of our loan agreement as of March 31, 2003.

      We are dependent upon generating positive cash flow from operations and upon our revolving credit facility to provide cash to satisfy working capital requirements. No assurances can be given that we will have sufficient cash resources to finance future growth. Historically, our working capital borrowings have increased during periods of revenue growth. This is because our cash receipts cycle is longer than our cash disbursements cycle. As our revenues from systems sales increases, as management expects, the cash receipts cycle may lengthen, unless we can consistently negotiate progress payments under our systems sales contracts. Under the current lending agreement, we are prohibited from borrowing against receivables generated by systems sales until the systems are installed. Under these circumstances, we could run out of availability and/or require a higher credit line. In order to obtain additional financing, we may first need to demonstrate improved operating performance.

      Since 2002, we have been engaged in a project to develop an e-business platform, designed to enable our customers to transact business with us electronically. Management currently estimates that it could spend approximately $100,000 on this project during 2003. There are currently no other material capital expenditures planned.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The discussion contained in the "Critical Accounting Policies and Estimates" section of our Annual Report on Form 10-K for the year ended December 31, 2002 is still considered current and is hereby incorporated into this Quarterly Report on Form 10-Q.

RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS

      The discussion included in the "Risks, Uncertainties and Other Factors That May Affect Future Results" section included in our Annual Report on Form 10-K for the year ended December 31, 2002 is still considered current and applicable, and is hereby incorporated into this Quarterly Report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Market risks that have the potential to affect our earnings and cash flows result primarily from changes in interest rates. Our cash equivalents, which consist of an investment in a money market fund consisting of high quality short term instruments, principally US government and agency issues and commercial paper, are subject to fluctuating interest rates. A 10 percent change in such current interest rates would not have a material effect on our results of operations or cash flow.

      We are also exposed to market risk from changes in the interest rate related to our revolving credit facility, which is based upon the prime rate charged by a designated bank. Assuming an average borrowing level of $250,000 (which amount represented the assumed minimum loan balance for purposes of interest charges under the BACC credit facility) each 1 percentage point increase in the bank's prime rate would result in $2,500 of additional annual interest charges. Under current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

ITEM 4.  CONTROLS AND PROCEDURES.

      (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-

14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this Quarterly Report on Form 10-Q. Based on such evaluation, such officers have concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect such controls subsequent to the date of their most recent evaluation.

                        PART II.  OTHER INFORMATION.

ITEMS 1-5 have been omitted because there is nothing to report or they are inapplicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

      (a)   Exhibits:

            The following documents are filed as Exhibits to this Quarterly Report on Form 10-Q:

            99.1  Certification of George J. Taylor, Jr., CEO, pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2  Certification of Robert G. LaVigne, CFO, pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter for which this report is filed.


                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FARMSTEAD TELEPHONE GROUP, INC.

Dated:  May 9, 2003                    /s/ George J. Taylor, Jr.
                                       ------------------------------------
                                       George J. Taylor, Jr.
                                       Chief Executive Officer, President

Dated:  May 9, 2003                    /s/ Robert G. LaVigne
                                       ------------------------------------
                                       Robert G. LaVigne
                                       Executive Vice President, Chief
                                       Financial Officer


                               CERTIFICATIONS

      I, George J. Taylor, Jr., Chairman, Chief Executive Officer and President, certify that:

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

Dated:  May 9, 2003

/s/ George J. Taylor, Jr.
-----------------------------------
George J. Taylor, Jr.
Chairman, Chief Executive Officer and President


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

Dated: May 9, 2003

/s/ Robert G. LaVigne
-----------------------------------
Robert G. LaVigne
Executive Vice President, Chief Financial Officer