Form 10-Q
period 2003-06-30
FARMSTEAD TELEPHONE GROUP INC
filed 2003-08-12
CIK 804331

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the quarterly period ended June 30, 2003

                                     or

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

      As of July 31, 2003, the registrant had 3,305,288 shares of its $0.001 par value Common Stock outstanding.

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       FARMSTEAD TELEPHONE GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                       June 30,    December 31,
(In thousands)                                           2003         2002
-------------------------------------------------------------------------------
                                                     (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                            $   292      $   994
  Accounts receivable, net (Note 2)                      2,637        1,869
  Inventories, net (Note 3)                              2,359        2,309
  Other current assets                                     382           69
---------------------------------------------------------------------------

Total Current Assets                                     5,670        5,241
---------------------------------------------------------------------------

Property and equipment, net                                330          394
Other assets                                               299          238
---------------------------------------------------------------------------

Total Assets                                           $ 6,299      $ 5,873
===========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $ 1,434      $ 1,111
  Debt maturing within one year (Note 4)                   365            -
  Accrued expenses and other current liabilities
   (Note 5)                                                347          385
---------------------------------------------------------------------------

Total Current Liabilities                                2,146        1,496
---------------------------------------------------------------------------

Other liabilities                                          399          348
---------------------------------------------------------------------------

Total Liabilities                                        2,545        1,844
---------------------------------------------------------------------------

Commitments and contingencies (Note 9)

Stockholders' Equity:
  Preferred stock, $0.001 par value; 2,000,000
   shares authorized; no shares issued and
   outstanding                                               -            -
  Common stock, $0.001 par value; 30,000,000
   shares authorized; 3,305,288 and 3,298,958
   shares issued and outstanding at June 30,
   2003 and December 31, 2002, respectively                  3            3
  Additional paid-in capital                            12,315       12,313
  Accumulated deficit                                   (8,564)      (8,287)
---------------------------------------------------------------------------

Total Stockholders' Equity                               3,754        4,029
---------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity             $ 6,299      $ 5,873
===========================================================================

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                    For the Three           For the Six
                                                    Months Ended            Months Ended
                                                      June 30,                June 30,
                                                  ----------------        ----------------
(In thousands, except loss per share amounts)     2003        2002        2003        2002
------------------------------------------------------------------------------------------

Revenues:
  Equipment                                      $3,053      $4,207      $7,080      $ 9,877
  Services and other revenue                        758         557       1,170          914
--------------------------------------------------------------------------------------------
  Total revenues                                  3,811       4,764       8,250       10,791
Cost of Revenues:
  Equipment                                       2,091       3,223       4,869        7,300
  Services and other revenue                        537         345         824          578
  Other cost of revenues                            208         441         446          852
--------------------------------------------------------------------------------------------
  Total cost of revenues                          2,836       4,009       6,139        8,730
--------------------------------------------------------------------------------------------
Gross profit                                        975         755       2,111        2,061
Selling, general and administrative expenses      1,094       1,417       2,369        3,077
--------------------------------------------------------------------------------------------
Operating loss                                     (119)       (662)       (258)      (1,016)
Interest expense                                     (8)        (10)        (10)         (22)
Other income                                          1          19           3           90
--------------------------------------------------------------------------------------------
Loss before income taxes                           (126)       (653)       (265)        (948)
Provision for income taxes                            6           7          12           13
--------------------------------------------------------------------------------------------
Net loss                                         $ (132)     $ (660)     $ (277)     $  (961)
============================================================================================

Basic and diluted net loss per common share:     $ (.04)     $ (.20)     $ (.08)     $  (.29)

Weighted average common shares outstanding:
  Basic                                           3,305       3,289       3,302        3,285
  Diluted                                         3,334       3,304       3,319        3,297
============================================================================================

See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
               For the Six Months Ended June 30, 2003 and 2002

(In thousands)                                                  2003          2002
----------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                    $  (277)      $  (961)
  Adjustments to reconcile net loss to net cash flows
   used in operating activities:
    Provision for (reversal of) doubtful accounts receivable       16           (51)
    Provision for losses on inventories                            15            45
    Depreciation and amortization                                  88           115
    Value of compensatory stock options issued                      -            17
    Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                   (784)          562
    (Increase) decrease in inventories                            (65)          833
    (Increase) decrease in other assets                          (374)            3
    Increase (decrease) in accounts payable                       323          (954)
    Decrease in accrued expenses and other current
     liabilities                                                  (38)          (10)
    Increase in other liabilities                                  51            44
-----------------------------------------------------------------------------------
      Net cash used in operating activities                    (1,045)         (357)
-----------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property and equipment                             (24)          (30)
  Acquisition of InfiNet                                            -          (153)
-----------------------------------------------------------------------------------
      Net cash used in investing activities                       (24)         (183)
-----------------------------------------------------------------------------------
Cash flows from financing activities:
  Borrowings under revolving credit line                          365           345
  Repayments of capital lease obligation                            -           (37)
  Issuance of common stock                                          2            10
  Capital distribution to minority interest partner                 -          (128)
-----------------------------------------------------------------------------------
      Net cash provided by financing activities                   367           190
-----------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                        (702)         (350)
Cash and cash equivalents at beginning of period                  994         1,479
-----------------------------------------------------------------------------------
Cash and cash equivalents at end of period                    $   292       $ 1,129
===================================================================================

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                  $     7       $    20
    Income taxes                                                    4            17

See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.    BASIS OF PRESENTATION

      The consolidated financial statements presented herein consist of the accounts of Farmstead Telephone Group, Inc. and its wholly owned subsidiaries, FTG Venture Corporation and InfiNet Systems, LLC (both are inactive). The accompanying consolidated financial statements as of and for the three and six months ended June 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. In the Company's opinion, the unaudited interim consolidated financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments, that are necessary for a fair statement of results
for the interim periods presented.   The results of operations for the
interim periods are not necessarily indicative of the results to be experienced for the entire fiscal year. Certain prior year amounts on the Consolidated Statements of Cash Flows have been reclassified to conform to the current interim period presentation. This Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002

2.    ACCOUNTS RECEIVABLE, NET

      Accounts receivable, net consist of the following (in thousands):

                                              June 30,    December 31,
                                                2003         2002
----------------------------------------------------------------------

Trade accounts receivable                      $2,438       $1,892
Other receivables                                 250           24
------------------------------------------------------------------
                                                2,688        1,916
Less: allowance for doubtful accounts             (51)         (47)
------------------------------------------------------------------
Accounts receivable, net                       $2,637       $1,869
==================================================================

      Other receivables consist of commissions, rebates and other dealer incentives due from Avaya, Inc., and are recorded in the consolidated financial statements when earned.

3.    INVENTORIES, NET

      Inventories are stated at the lower of cost or market, and are valued on an average cost basis. Inventories, net consist of the following (in thousands):

                                                        June 30,    December 31,
                                                          2003         2002
--------------------------------------------------------------------------------

Finished goods and spare parts                           $2,176       $2,362
Work in process (a)                                         496          456
Rental equipment                                             77           53
----------------------------------------------------------------------------
                                                          2,749        2,871
Less: reserves for excess and obsolete inventories         (390)        (562)
----------------------------------------------------------------------------
Inventories, net                                         $2,359       $2,309
============================================================================

(a) Work in process inventories consist of used equipment requiring repair or refurbishing.

4.    DEBT MATURING WITHIN ONE YEAR

      On February 19, 2003 the Company entered into a one-year, $1.5 million revolving loan agreement (the "BACC Agreement") with Business Alliance Capital Corporation ("BACC"), replacing the Wachovia Loan Agreement. Under the terms of the BACC Agreement, borrowings are advanced at 75% of eligible accounts receivable, as defined (primarily receivables that are less than 90 days old and, in the case of system sales, the receivable does not become "eligible" until the system has been installed), and at 25% of the value of eligible inventory, as defined (primarily inventory that was purchased pursuant to a firm customer order), provided that the amount advanced against eligible inventory shall not exceed $200,000 or 30% of all outstanding advances under the BACC Agreement. Interest is charged at the per annum rate of one and one-half percentage points (1.5%) above the prime rate, but not less than 5.75%, subject to a minimum interest charge based on a minimum daily loan balance of $250,000 regardless of the actual loan balance. Under the BACC Agreement, the Company is charged an annual facility fee of 1% of the facility ($15,000) and a monthly service fee equal to .25% of the average outstanding loan balance, subject to a minimum daily loan balance of $250,000. As additional security to BACC, the Company issued a $300,000 standby letter of credit in favor of BACC, secured by cash, which can be drawn upon, up to the amount of the Company's outstanding obligation to BACC, ninety days after an event of default (see
Note 9). The BACC Agreement restricts the Company from the payment of dividends and limits capital expenditures during the term of the agreement to $150,000, without the consent of BACC. The BACC Agreement contains no specific financial covenants, however it defines certain circumstances under which the agreement can be declared in default and subject to termination, including among others if (i) there is a material adverse change in the Company's business or financial condition; (ii) an insolvency proceeding is commenced; (iii) the Company defaults on any of its material agreements with third parties; (iv) the Company fails to comply with the terms, representations and conditions of the BACC Agreement, and (v) there are material liens or attachments levied against the Company's assets. In the event the BACC Agreement is terminated prior to its expiration date, the Company shall pay a fee in an amount equal to 5% of the advance limit of $1.5 million if such termination occurs on or prior to August 19, 2003; or 4% of the advance limit if such termination occurs thereafter.

      As of June 30, 2003, outstanding borrowings under the BACC Agreement were $365,000. The unused portion of the credit facility as of June 30, 2003 was $1,135,000, all of which was available under the Company's borrowing formulas. The average and highest amounts borrowed during the three months ended June 30, 2003 were approximately $270,000 and $530,000, respectively. The average and highest amounts borrowed under all credit facilities during the six months ended June 30, 2003 were approximately $151,000 and $530,000. The Company was in compliance with the provisions of its loan agreement as of June 30, 2003.

5.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued expenses and other current liabilities consist of the following (in thousands):

                                                    June 30,    December 31,
                                                      2003         2002
----------------------------------------------------------------------------

Salaries, commissions and benefits                    $206         $241
License fees                                            19           24
Other                                                  122          120
-----------------------------------------------------------------------
Accrued expenses and other current liabilities        $347         $385
=======================================================================

6.    RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

      FASB INTERPRETATION NO. 45. In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted FIN 45 effective January 1, 2003. The Company has no guarantees of the type contemplated by FIN 45 requiring recognition of an initial liability on its books, however applicable disclosures are reflected in Note 9 - Commitments and Contingencies.

7.    STOCK OPTIONS

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

                                                       Three months ended         Six months ended
                                                            June 30,                 June 30,
                                                       ------------------       -------------------
                                                        2003        2002        2003         2002
---------------------------------------------------------------------------------------------------

Net loss, as reported                                  $(132)      $(660)      $(277)      $  (961)
Add: Total stock-based employee compensation
 expense determined under fair value based
 method for all awards, net of related tax
 effects                                                 (23)        (45)        (46)          (89)
--------------------------------------------------------------------------------------------------
Pro forma net loss                                     $(155)      $(705)      $(323)      $(1,050)
Pro forma net loss per share:
      Basic and diluted                                $(.05)      $(.21)      $(.10)      $  (.32)
==================================================================================================

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

8.    MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

      During the three and six months ended June 30, 2003, no customer accounted for more than 10% of revenues. During the three and six months ended June 30, 2002, one customer accounted for 19% and 12%, respectively, of revenues. The Company extends credit to its customers in the normal course of business. As of June 30, 2003, one customer accounted for 20% of accounts receivable. As of December 31, 2002, one customer accounted for 11% of accounts receivable. Although the Company is subject to changes in economic conditions which may impact its overall credit risk, the Company sells to a wide variety of customers, and does not focus on any particular industry sector. The Company establishes its allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and experience, and other information available to it. Management considers the Company's credit risk to be satisfactorily diversified and believes that its $51,000 allowance for doubtful accounts is adequate to absorb estimated losses as of June 30, 2003.

9.    COMMITMENTS AND CONTINGENCIES

      Letter of Credit. In connection with the Company's revolving credit agreement with BACC, the Company issued a $300,000 irrevocable standby letter of credit ("LC") in favor of BACC. The LC can be drawn upon by BACC to satisfy any outstanding obligations under the Company's loan agreement
ninety days after an event of default.   The LC is secured by cash, and
since this cash is restricted from use by the Company during the term of the LC, it has been classified under other current assets in the consolidated balance sheet at June 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      The discussions set forth below and elsewhere in this Annual Report on Form 10-Q contain certain statements, based on current expectations, estimates, forecasts and projections about the industry in which we operate and management's beliefs and assumptions, which are not historical facts and are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("the Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "will be," "will continue," "will likely result," "anticipates," "seeks to," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar words, expressions or phrases of similar meaning. Our actual results could differ materially from those projected in the forward-looking statements as a result of certain risks, uncertainties and assumptions, which are difficult to predict. Many of these risks and uncertainties are described under the heading "Risk, Uncertainties and Other Factors That May Affect Future Results" below. All forward-looking statements included in this document are based upon information available to us on the date hereof. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, other written or oral statements made or incorporated by reference from time to time by us or our representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise may be forward-looking statements within the meaning of the Act.

RESULTS OF OPERATIONS

      Overview. For the three months ended June 30, 2003, we recorded a net loss of $132,000 or $.04 per share on revenues of $3,811,000. This compares to a net loss of $660,000 or $.20 per share on revenues of $4,764,000 for the three months ended June 30, 2002. For the six months ended June 30, 2003, we recorded a net loss of $277,000 or $.08 per share on revenues of $8,250,000. This compares to a net loss of $961,000 or $.29 per share on revenues of $10,791,000 recorded for the six months ended June 30, 2002. We believe that our operating results for 2003 reflect the continuing soft market conditions for telecommunications products in the United States. Although we are encouraged by an increase in sales quotation activities, capital spending for telecommunications products remains sluggish, and we are not able to predict when business capital spending restraints will lessen. We have therefore remained in a somewhat defensive posture, attempting to offset the financial impact of a reduced revenue stream by reducing, more tightly controlling, and deferring where possible, operating costs and expenses. Our overall strategy has been to lower our breakeven point and return to profitability, through a combination of operating expense reductions and product purchasing initiatives to improve gross profit margins, and to conserve cash by better managing assets, principally accounts receivable and inventories. During 2003, this strategy has enabled us to significantly reduce our losses despite decreased revenues. Although second quarter revenues were 20% lower than second quarter 2002, and 24% lower year-to-date, we managed to reduce our comparative net losses by 80% and 71%, respectively. We accomplished this through reducing our selling, general and administrative expenses by 23% and by significantly increasing our profit margins from 16% to 26% quarter-over-quarter, and from 19% to 26% year-over-year, through personnel reductions, improved product buying and outsourcing equipment repair operations. Additionally, while second quarter revenues were 14% lower than first quarter 2003, our net loss was still 9% less.

      During the remainder of 2003, our business focus will continue to center on two main fronts - (1) strategies to increase sales volume by (i) expanding our sales force so as to provide more coverage of existing and potential customers located within the market areas which we serve; and
(ii) broadening our product offerings; and (2) continuing efforts to lower our breakeven point by (i) focusing on gross margin improvements through improved product purchasing and outsourcing where possible; and (ii) bringing improved scalability to our business through reducing fixed expenses where possible, so that our operating expenses are more variable and can more quickly adjust to changes in sales volume. Should there be continued softness in the market conditions in the telecommunications equipment industry, however, we may experience continued decreases in revenues and deterioration in operating results. Additional information on major components of our operating performance for the three and six months ended June 30, 2003 follows below.

REVENUES

                                         Three months ended        Six months ended
                                              June 30,                June 30,
                                         ------------------       ------------------
(in thousands)                            2003        2002        2003         2002
------------------------------------------------------------------------------------

End-user equipment sales                 $2,661      $3,051      $6,283      $ 7,838
Equipment sales to resellers                392       1,156         797        2,039
------------------------------------------------------------------------------------
Total equipment sales                     3,053       4,207       7,080        9,877
------------------------------------------------------------------------------------

Services                                    682         555       1,073          897
Other revenue                                76           2          97           17
------------------------------------------------------------------------------------
Total services and other revenue            758         557       1,170          914
------------------------------------------------------------------------------------
Consolidated revenues                    $3,811      $4,764      $8,250      $10,791
====================================================================================

      Equipment Sales
      ---------------
      Total equipment sales for the three months ended June 30, 2003, were $3,053,000, a decrease of $1,154,000 or 27% from the comparable 2002 period. The decrease consisted of a $390,000 or 13% decline in end-user sales, and a $764,000 or 66% decline in equipment sales to resellers ("wholesale sales"). Total equipment sales for the six months ended June 30, 2003, were $7,080,000, a decrease of $2,797,000 or 28% from the comparable 2002 period. The decrease consisted of a $1,555,000 or 20% decline in end-user sales, and a $1,242,000 or 61% decline in wholesale sales. End user sales consist of both parts sales (new and refurbished), and of systems sales (complete systems and system upgrades).

      We attribute these sales declines primarily to continuing softness in the U.S. economy and its negative impact on capital spending for telecommunications products. These conditions have also led to increased competition and downward pressure on sales prices. Another factor affecting our sales levels has been the transitioning of our sales force. During 2003, we have continued a strategy of diversifying our product offerings by marketing the sale of complete telecommunications systems to our customer base. This is a growth strategy, designed to augment our long-established aftermarket parts business that continues as our primary source of revenues. This strategy necessitated the hiring of sales, service and technical design personnel experienced in systems and applications design and sales. As a result, we have increased our focus on selling new systems and system upgrades, which while resulting in increased systems sales, coupled with the turnover of certain experienced parts salespersons over the last two years, has contributed to the reduction in aftermarket parts sales. For the three months ended June 30, 2003, systems sales represented $613,000 of our end-user equipment sales, an increase of 98% from the comparable 2002 period. For the six months ended June 30, 2003, system sales represented $2,045,000 of our end-user equipment sales, an increase of 91%. We remain committed to the continuing growth of our systems revenues and are currently implementing strategies to increase revenues from parts sales, including the implementation of on-line ordering processes and other direct-marketing approaches. To date, orders received electronically from customers through our on-line catalogs have not been significant. We are, however, still in the early stages of marketing this process to our customer base.

      Services and other revenue
      --------------------------
      Services and other revenue for the three months ended June 30, 2003, were $758,000, an increase of $201,000 or 36% from the comparable 2002 period. The increase consisted of a $174,000 increase in services and a $74,000 increase in other revenue. Services and other revenue for the six months ended June 30, 2003, were $1,170,000, an increase of $256,000 or 28% from the comparable 2002 period. The increase consisted of a $176,000 increase in services and an $80,000 increase in other revenue. The increase in services revenue for both current year periods was primarily attributable to higher installation revenues as a result of the growth in system sales. Other revenue consisted primarily of commissions earned from selling Avaya maintenance contracts. In these transactions we act as a sales agent of Avaya, and the service obligations are borne entirely by Avaya. During 2003 we have increased our focus on selling these contracts as part of our strategy to develop new sources of revenue for the Company.

      Significant portions of our sales revenues are derived from "Business Partner" relationships with Avaya. For the past several years, Avaya has been pursuing a strategy of more fully utilizing its dealer channel as a revenue source. Through our relationships with various Avaya sales personnel, we are often referred business by Avaya. Such referrals however, have been subject to fluctuation as Avaya's direct sales business itself fluctuates. We believe we are well positioned to benefit from our Avaya relationships as capital spending for telecommunications products improves.

      We continue to remain cautious about the near term levels of capital spending for telecommunications products in the US. We still expect that our future sales revenues will improve in all of our current sales channels when capital spending improves, although no assurances can be given as to the timing of when this will occur. To combat this current environment, we are looking to hire additional sales personnel in order to provide increased coverage of our existing customer base. This will include a larger inside-sales staff to focus on smaller-market opportunities.

      COST OF REVENUES AND GROSS PROFIT. Total cost of revenues for the three months ended June 30, 2003 was $2,836,000, a decrease of $1,173,000 or 29% from the comparable 2002 period. The gross profit for the three months ended June 30, 2003 was $975,000, an increase of $220,000 or 29% from the comparable 2002 period. As a percentage of revenue, the gross profit margin was 26% for 2003, compared to 16% for the comparable 2002 period. Total cost of revenues for the six months ended June 30, 2003 was $6,139,000, a decrease of $2,591,000 or 30% from the comparable 2002 period. The gross profit for the six months ended June 30, 2003 was $2,111,000, an increase of $50,000 or 2% from the comparable 2002 period. As a percentage of revenue, the gross profit margin was 26% for 2003, as compared to 19% for the comparable 2002 period.

      Our gross profit margins are dependent upon a variety of factors including (1) product mix - gross margins can vary significantly among parts sales, system sales and our various service offerings. The parts business, for example, involves hundreds of parts that generate significantly varying gross profit margins depending upon their availability, competition, and demand conditions in the marketplace; (2) customer mix - we sell parts to both end-users and to other equipment resellers. In our partnering relationship with Avaya, certain customers receive pre-negotiated discounts from Avaya which could lower our gross margins as we do business with these customers; (3) the level and amount of discounts and purchase rebates available to us from Avaya and its master distributors and (4) the level of overhead costs in relation to sales volume. Overhead costs consist primarily of product handling, purchasing,
and facility costs.   The combined effect of all of these factors will
result in varying gross profit margins from period to period.

      Gross Margins on Equipment Sales. For the three months ended June 30, 2003, the gross profit margin on equipment sales increased to 32% from 23% in 2002. This was primarily attributable to increased margins on both end-user and wholesale parts sales, largely due to lower inventory purchase costs. For the six months ended June 30, 2003, the gross profit margin on equipment sales increased to 31% from 26% in 2002. This was primarily attributable to (i) increased margins on both end-user and wholesale parts sales, largely due to lower inventory purchase costs; (ii) increased purchase discounts and system rebates from Avaya; and (iii) lower license fees paid to Avaya.

      Gross Margins on Services and Other Revenue. For the three months ended June 30, 2003, the gross profit margin on services and other revenue was 29%, down from 38% in 2002. For the six months ended June 30, 2003, the gross profit margin on services and other revenue was 30%, down from 37% in 2002. The current year quarter and six-month profit margins were adversely impacted by a loss incurred on a large system installation. This reduced the profit margin on installation revenues to 18% from 34% quarter-over-quarter, and to 15% from 30% year-over-year.

      Other Cost of Sales Expenses: Other cost of sales expenses consist of product handling, purchasing and facility costs and expenses. For the three months ended June 30, 2003, these expenses were $208,000, or 5% of revenues, compared to $441,000 or 9% of revenues in the comparable prior year period. For the six months ended June 30, 2003, these expenses were $446,000, or 5% of revenues, compared to $852,000 or 8% of revenues in the comparable prior year period. The expense reductions in each current year period reflect cost reduction initiatives which included personnel reductions of over 50%, and increased outsourcing of equipment repair.

      We believe that there will continue to be pressure on gross profit margins until market conditions and product demand in the telecommunications industry improves, and we currently expect profit margins for the balance of 2003 to remain at current levels.

      SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses for the three months ended June 30, 2003 were $1,094,000, a decrease of $323,00 or 23% from the comparable 2002 period. SG&A expenses for the six months ended June 30, 2003 were $2,369,000, a decrease of $708,000 or 23% from the comparable 2002 period. SG&A expenses for the three months ended June 30, 2003 were 29% of revenues, compared to 30% of revenues in 2002, and for the six months ended June 30, 2003 and 2002 they were 29% of revenues. In response to lower sales levels, we have been more tightly controlling expenses, and deferring them where possible. We have also reduced our SG&A headcount by 14% from a year ago. As a result of this reduced headcount, coupled with lower sales commissions due to lower sales levels, compensation expense was $201,000 (21%) lower for the current year quarter, and $393,000 (21%) lower for the current year six month period, than their respective prior year periods. In addition, we incurred lower marketing, consulting, office and other employment related expenses than in the prior year period as a result of cost-reduction initiatives, and recorded lower depreciation expense. We will continue to monitor SG&A expenses and where possible, make certain expenses more variable in relation to sales volume.

      INTEREST EXPENSE AND OTHER INCOME. Interest expense for the three months ended June 30, 2003 was $8,000, compared to $10,000 for the comparable 2002 period. Interest expense for the six months ended June 30, 2003 was $10,000, compared to $22,000 for the comparable 2002 period. The decrease in interest expense was attributable to lower average borrowings. Other income for the three and six months ended June 30, 2003 was $1,000 and $3,000, respectively, compared with $19,000 and $90,000 recorded for the respective three and six months ended June 30, 2002. Other income for the three and six months ended June 30, 2002 included $17,000 and $82,000, respectively, representing the fair value of common stock of Anthem, Inc., which we received at no cost, as part of the conversion of Anthem Insurance Companies, Inc. from a mutual insurance company to a stock insurance company. The balance of other income for all periods presented consisted primarily of interest earned on invested cash.

      PROVISION FOR INCOME TAXES. The provision for income taxes for the three and six months ended June 30, 2003 was $6,000 and $12,000, respectively, compared to $7,000 and $13,000 for the respective prior year periods. The provision for income taxes consisted of estimated minimum state taxes in each period. We maintain a full valuation allowance against our net deferred tax assets, which consist primarily of net operating loss and capital loss carryforwards, and timing differences between the book and tax treatment of inventory and other asset valuations. Realization of these net deferred tax assets is dependent upon our ability to generate future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital, defined as current assets less current liabilities, was $3,524,000 at June 30, 2003, compared to $3,745,000 at December 31,
2002.  The working capital ratio was 2.6 to 1 at June 30, 2003, compared to
3.5 to 1 at December 31, 2002.

      Operating activities used $1,045,000 during the six months ended June 30, 2003. Net cash used by operating activities consisted of a net loss of $277,000 adjusted for non-cash items of $119,000, and net cash used by changes in operating assets and liabilities of $887,000. Net cash used by changes in operating assets and liabilities was primarily attributable to an increase in accounts receivable and inventories, partly offset by an increase in accounts payable, and the $300,000 reclassification of restricted cash (Note 9) to other current assets.

      Investing activities used $24,000 during the six months ended June 30, 2003 to fund capital expenditures.

      Financing activities generated $367,000 during the six months ended June 30, 2003, primarily attributable to working capital borrowings under our revolving credit facility with BACC. As of June 30, 2003, outstanding borrowings with BACC were $365,000. The unused portion of the revolving credit facility as of June 30, 2003 was $1,135,000, all of which was available to borrow. The average and highest amounts borrowed during the six months ended June 30, 2003 were approximately $151,000 and $530,000, respectively. We were in compliance with the provisions of our loan agreement as of June 30, 2003.

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

      Since 2002, we have been engaged in a project to develop an e-business platform, designed to enable our customers to transact business with us electronically. As of June 30, 2003, we have incurred cumulative expenditures of $85,000, and currently estimate that we could spend an additional $40,000 on this project during the balance of 2003 in order to complete the implementation of our on-line product catalogs, and integration of the related on-line ordering processes with our computer systems. There are currently no other material capital expenditures planned.

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

ITEM 4.  CONTROLS AND PROCEDURES.

      (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this Quarterly Report on Form 10-Q. Based on such evaluation, such officers have concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

      (b) Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect such controls subsequent to the date of their most recent evaluation.


                        PART II.  OTHER INFORMATION.

      ITEMS 1, 2, 3 and 5 have been omitted because there is nothing to report or they are inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders:

      The proposals voted upon at the Company's Annual Meeting of Stockholders, held June 12, 2003, along with the voting results, were as follows:

      (1) Election of Directors: All nominees were elected: The results of the balloting were as follows:

                                               Votes        Votes
            Nominees                            For        Withheld
            -------------------------------------------------------

            George J. Taylor, Jr.            3,117,809      89,417
            Harold L. Hanson                 3,117,809      89,417
            Hugh M Taylor                    3,117,909      89,317
            Joseph J. Kelley                 3,117,809      89,417
            Ronald P. Pettirossi             3,117,709      89,517

      (2) Ratification of the appointment of Carlin, Charron & Rosen LLP as independent auditors of the Company for the year ending December 31, 2003: The proposal was approved with 3,139,323 votes for, 64,962 votes against, and 2,941 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

      (a)   Exhibits:

            The following documents are filed as Exhibits to this Quarterly Report on Form 10-Q:

            31.1  Certification of the Chief Executive Officer, pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2  Certification of the Chief Financial Officer, pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1  Certification of the Chief Executive Officer, pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2  Certification of the Chief Financial Officer, pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter for which this report is filed.


                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FARMSTEAD TELEPHONE GROUP, INC.

Dated:  August 12, 2003            /s/ George J. Taylor, Jr.
                                   ----------------------------------------
                                   George J. Taylor, Jr.
                                   Chief Executive Officer, President

Dated:  August 12, 2003            /s/ Robert G. LaVigne
                                   ----------------------------------------
                                   Robert G. LaVigne
                                   Executive Vice President, Chief
                                   Financial Officer