Form 10-Q
period 2003-09-30
FARMSTEAD TELEPHONE GROUP INC
filed 2003-11-12
CIK 804331

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

              For the quarterly period ended September 30, 2003

                                     or

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

      As of October 31, 2003, the registrant had 3,311,601 shares of its $0.001 par value Common Stock outstanding.

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       FARMSTEAD TELEPHONE GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS


                                                     September 30,    December 31,
(In thousands)                                                2003            2002
----------------------------------------------------------------------------------
                                                        (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                $   351         $   994
  Accounts receivable, net (Note 2)                          1,990           1,869
  Inventories, net (Note 3)                                  2,309           2,309
  Other current assets                                         353              69
----------------------------------------------------------------------------------
Total Current Assets                                         5,003           5,241
----------------------------------------------------------------------------------

Property and equipment, net                                    321             394
Other assets                                                   306             238
----------------------------------------------------------------------------------

Total Assets                                               $ 5,630         $ 5,873
==================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $ 1,105         $ 1,111
  Debt maturing within one year (Note 4)                       135               -
  Accrued expenses and other current liabilities
   (Note 5)                                                    360             385
----------------------------------------------------------------------------------

Total Current Liabilities                                    1,600           1,496
----------------------------------------------------------------------------------

Other liabilities                                              425             348
----------------------------------------------------------------------------------

Total Liabilities                                            2,025           1,844
----------------------------------------------------------------------------------

Commitments and contingencies (Note 9)

Stockholders' Equity:
  Preferred stock, $0.001 par value; 2,000,000
   shares authorized; no shares issued and
   outstanding                                                   -               -
  Common stock, $0.001 par value; 30,000,000
   shares authorized; 3,311,601 and 3,298,958
   shares issued and outstanding at September 30,
   2003 and December 31, 2002, respectively                      3               3
  Additional paid-in capital                                12,315          12,313
  Accumulated deficit                                       (8,713)         (8,287)
----------------------------------------------------------------------------------

Total Stockholders' Equity                                   3,605           4,029
----------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                 $ 5,630         $ 5,873
==================================================================================

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                   For the Three          For the Nine
                                                   Months Ended           Months Ended
                                                   September 30,          September 30,
                                                 -----------------     -------------------
(In thousands, except loss per share amounts)      2003       2002        2003        2002
------------------------------------------------------------------------------------------

Revenues:
  Equipment                                      $2,945     $4,378     $10,025     $14,255
  Services and other revenue                        292        388       1,462       1,302
------------------------------------------------------------------------------------------
  Total revenues                                  3,237      4,766      11,487      15,557
Cost of Revenues:
  Equipment                                       1,973      3,195       6,842      10,495
  Services and other revenue                        131        217         955         795
  Other cost of revenues                            187        289         633       1,141
------------------------------------------------------------------------------------------
  Total cost of revenues                          2,291      3,701       8,430      12,431
------------------------------------------------------------------------------------------
Gross profit                                        946      1,065       3,057       3,126
Selling, general and administrative expenses      1,080      1,352       3,449       4,429
------------------------------------------------------------------------------------------
Operating loss                                     (134)      (287)       (392)     (1,303)
Interest expense                                    (11)        (2)        (21)        (24)
Other income                                          3          4           6          94
------------------------------------------------------------------------------------------
Loss before income taxes                           (142)      (285)       (407)     (1,233)
Provision (benefit) for income taxes                  7         (1)         19          12
------------------------------------------------------------------------------------------
Net loss                                         $ (149)    $ (284)    $  (426)    $(1,245)
==========================================================================================

Basic and diluted net loss per common share:     $ (.05)    $ (.09)    $  (.13)    $  (.38)

Weighted average common shares outstanding:
  Basic and diluted                               3,306      3,290       3,303       3,285
==========================================================================================

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
            For the Nine Months Ended September 30, 2003 and 2002


(In thousands)                                                   2003        2002
---------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                      $(426)    $(1,245)
  Adjustments to reconcile net loss to net cash flows
   used in operating activities:
    Provision for (reversal of) doubtful accounts receivable       25         (48)
    Provision for losses on inventories                            25          45
    Depreciation and amortization                                 133         161
    Value of compensatory stock options issued                      -          11
    Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                   (146)        554
    (Increase) decrease in inventories                            (25)      1,338
    Increase in other assets                                     (352)         (7)
    Decrease in accounts payable                                   (6)     (1,027)
    Decrease in accrued expenses and other current
     liabilities                                                  (25)       (292)
    Increase in other liabilities                                  77          66
---------------------------------------------------------------------------------
      Net cash used in operating activities                      (720)       (444)
---------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property and equipment                             (60)        (60)
  Acquisition of InfiNet                                            -        (153)
---------------------------------------------------------------------------------
      Net cash used in investing activities                       (60)       (213)
---------------------------------------------------------------------------------
Cash flows from financing activities:
  Borrowings under revolving credit line                          135         238
  Repayments of capital lease obligation                            -         (37)
  Issuance of common stock                                          2          13
  Capital distribution to minority interest partner                 -        (100)
---------------------------------------------------------------------------------
      Net cash provided by financing activities                   137         114
---------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                        (643)       (543)
Cash and cash equivalents at beginning of period                  994       1,479
---------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      $ 351     $   936
=================================================================================

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                    $  18     $    23
    Income taxes                                                    5          17

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.    BASIS OF PRESENTATION

      The consolidated financial statements presented herein consist of the accounts of Farmstead Telephone Group, Inc. and its wholly owned subsidiaries, FTG Venture Corporation and InfiNet Systems, LLC (both companies are inactive). The accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. In the Company's opinion, the unaudited interim consolidated financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments, that are necessary for a fair statement of financial position and results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be experienced for the entire fiscal year. Certain prior year amounts on the Consolidated Statements of Cash Flows have been reclassified to conform to the current interim period presentation. This Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

2.    ACCOUNTS RECEIVABLE, NET

      Accounts receivable, net consist of the following (in thousands):


                                                     September 30,    December 31,
                                                              2003            2002
            ----------------------------------------------------------------------

            Trade accounts receivable                       $1,812          $1,892
            Other receivables                                  208              24
            ----------------------------------------------------------------------
                                                             2,020           1,916
            Less: allowance for doubtful accounts              (30)            (47)
            ----------------------------------------------------------------------
            Accounts receivable, net                        $1,990          $1,869
            ======================================================================

      Other receivables consist of commissions, rebates and other dealer incentives due from Avaya, Inc., and are recorded in the consolidated financial statements when earned.

3.    INVENTORIES, NET

      Inventories are stated at the lower of cost or market, and are valued on an average cost basis. Inventories, net consist of the following (in thousands):


                                                            September 30,    December 31,
                                                                     2003            2002
      -----------------------------------------------------------------------------------

      Finished goods and spare parts                                $2,195         $2,362
      Work in process (a)                                              461            456
      Rental equipment                                                  17             53
      -----------------------------------------------------------------------------------
                                                                     2,673          2,871
      Less: reserves for excess and obsolete inventories              (364)          (562)
      -----------------------------------------------------------------------------------
      Inventories, net                                              $2,309         $2,309
      ===================================================================================

(a) Work in process inventories consists of used equipment requiring repair or refurbishing.

4.    DEBT MATURING WITHIN ONE YEAR

      On February 19, 2003 the Company entered into a one-year, $1.5 million revolving loan agreement (the "BACC Agreement") with Business Alliance Capital Corporation ("BACC"), replacing the Wachovia Loan Agreement. Under the terms of the BACC Agreement, borrowings are advanced at 75% of eligible accounts receivable, as defined (primarily receivables that are less than 90 days old and, in the case of system sales, the receivable does not become "eligible" until the system has been installed), and at 25% of the value of eligible inventory, as defined (primarily inventory that was purchased pursuant to a firm customer order), provided that the amount advanced against eligible inventory shall not exceed $200,000 or 30% of all outstanding advances under the BACC Agreement. Interest is charged at the per annum rate of one and one-half percentage points (1.5%) above the prime rate, but not less than 5.75%, and is subject to a minimum interest charge based on a minimum daily loan balance of $250,000 regardless of the actual loan balance. Under the BACC Agreement, the Company is charged an annual facility fee of 1% of the facility ($15,000) and a monthly service fee equal to .25% of the average loan balance, subject to a minimum daily loan balance of $250,000. As additional security to BACC, the Company issued a $300,000 standby letter of credit in favor of BACC, secured by cash, which can be drawn upon, up to the amount of the Company's outstanding obligation to BACC, ninety days after an event of default (see Note 9). The BACC Agreement restricts the Company from the payment of dividends and limits capital expenditures during the term of the agreement to $150,000, without the consent of BACC. The BACC Agreement contains no specific financial covenants, however it defines certain circumstances under which the agreement can be declared in default and subject to termination, including among others if (i) there is a material adverse change in the Company's business or financial condition;
(ii) an insolvency proceeding is commenced; (iii) the Company defaults on any of its material agreements with third parties; (iv) the Company fails to comply with the terms, representations and conditions of the BACC Agreement, or (v) there are material liens or attachments levied against the Company's assets. In the event the BACC Agreement is terminated prior to its expiration date, the Company is obligated to pay a fee equal to 4% of the $1.5 million advance limit.

      As of September 30, 2003, outstanding borrowings under the BACC Agreement were $135,000. The unused portion of the credit facility as of September 30, 2003 was $1,365,000, of which $731,000 was available under the Company's borrowing formulas. The average and highest amounts borrowed during the three months ended September 30, 2003 were approximately $507,000 and $967,000, respectively. The average and highest amounts borrowed under all credit facilities during the nine months ended September 30, 2003 were approximately $271,000 and $967,000, respectively. The Company was in compliance with the provisions of its loan agreement as of September 30, 2003.

5.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued expenses and other current liabilities consist of the following (in thousands):


                                                              September 30,    December 31,
                                                                       2003            2002
            -------------------------------------------------------------------------------

            Salaries, commissions and benefits                         $206            $241
            License fees                                                 71              24
            Other                                                        83             120
            -------------------------------------------------------------------------------
            Accrued expenses and other current liabilities             $360            $385
            ===============================================================================

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


                                                      Three months ended    Nine months ended
                                                         September 30,        September 30,
                                                      ------------------    -----------------
                                                       2003        2002      2003        2002
      ---------------------------------------------------------------------------------------

      Net loss, as reported                           $(149)      $(284)    $(426)    $(1,245)
      Add: Total stock-based employee compensation
       expense determined under fair value based
       method for all awards, net of related tax
       effects                                          (16)        (45)      (62)       (134)
      ---------------------------------------------------------------------------------------
      Pro forma net loss                               (165)       (329)     (488)     (1,379)
      Pro forma net loss per share:
        Basic and diluted                             $(.05)      $(.10)    $(.15)    $  (.42)
      =======================================================================================

      The fair value of stock options used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for 2003 and 2002; expected volatility of 113% for 2003 and 2002; average risk-free interest rate of 2.81% for 2003 and 3.68% for 2002; and an expected option holding period of 5.6 years for 2003 and 2002.

8.    MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

      During the three and nine months ended September 30, 2003, and the nine months ended September 30, 2002, no customer accounted for more than 10% of revenues. During the three months ended September 30, 2002, one customer accounted for 11% of revenues. The Company extends credit to its customers in the normal course of business. As of September 30, 2003, two customers accounted for 28% of accounts receivable. As of December 31, 2002, one customer accounted for 11% of accounts receivable. Although the Company is subject to changes in economic conditions which may impact its overall credit risk, the Company sells to a wide variety of customers, and does not focus on any particular industry sector. The Company establishes its allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and experience, and other information available to it. Management considers the Company's credit risk to be satisfactorily diversified and believes that its allowance for doubtful accounts is adequate to absorb estimated losses as of September 30, 2003.

9.    COMMITMENTS AND CONTINGENCIES

      Letter of Credit. In connection with the Company's revolving credit agreement with BACC, the Company issued a $300,000 irrevocable standby letter of credit ("LC") in favor of BACC. The LC can be drawn upon by BACC to satisfy any outstanding obligations under the Company's loan agreement ninety days after an event of default. The LC is secured by cash, and since this cash is restricted from use by the Company during the term of the LC, it has been classified under other current assets in the consolidated balance sheet at September 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      The discussions set forth below and elsewhere in this Quarterly Report on Form 10-Q contain certain statements, based on current expectations, estimates, forecasts and projections about the industry in which we operate and management's beliefs and assumptions, which are not historical facts and are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("the Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "will be," "will continue," "will likely result," "anticipates," "seeks to," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar words, expressions or phrases of similar meaning. Our actual results could differ materially from those projected in the forward-looking statements as a result of certain risks, uncertainties and assumptions, which are difficult to predict. Many of these risks and uncertainties are described under the heading "Risk, Uncertainties and Other Factors That May Affect Future Results" below. All forward-looking statements included in this document are based upon information available to us on the date hereof. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, other written or oral statements made or incorporated by reference from time to time by us or our representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise may be forward-looking statements within the meaning of the Act.

RESULTS OF OPERATIONS

      OVERVIEW. For the three months ended September 30, 2003, we recorded a net loss of $149,000 or $.05 per share on revenues of $3,237,000, compared to a net loss of $284,000 or $.09 per share on revenues of $4,766,000 for the comparable prior year period. For the nine months ended September 30, 2003, we recorded a net loss of $426,000 or $.13 per share on revenues of $11,487,000, compared to a net loss of $1,245,000 or $.38 per share on revenues of $15,557,000 for the comparable prior year period.

      We continue to believe that our operating results for 2003 reflect in part the continuing soft market conditions for telecommunications products in the United States. There have, however, been some signs of improvement in our industry as evidenced by improved operating results from some of the key manufacturers, and we are encouraged by an increase in sales quotation activities. Our overall strategy has been to properly size our business in relation to current revenue run-rates, while preserving our technical resources which are critical to maintaining and growing a systems and services business. We have remained in a somewhat defensive posture, attempting to offset the financial impact of a reduced revenue stream by reducing, more tightly controlling, and deferring where possible, operating costs and expenses. As a result, although third quarter 2003 revenues were 32% lower than third quarter 2002 revenues, and 26% lower year-to-date, we managed to reduce our comparative net losses by 48% and 66%, respectively. We accomplished this through reducing our selling, general and administrative expenses by 20% quarter-over-quarter, and by 22% year-over-year, and by significantly increasing our profit margins from 22% to 29% quarter-over-quarter, and from 20% to 27% year-over-year, through new revenue opportunities such as selling Avaya maintenance contracts, personnel reductions, improved product buying and outsourcing equipment repair operations.

      Having made substantial progress in reducing costs and increasing profit margins, our primary business focus for the near term will center on strategies to increase sales revenues. We believe that our return to profitability will now be driven more so by increasing sales levels than from further cost reductions. To that end, we have been hiring additional experienced salespersons to provide more coverage of existing and potential customers located within the market areas that we serve; broadening our product offerings; and we plan to increase the marketing of Farmstead's products and capabilities, including our on-line ordering system. However, should there be a continuation of operating losses, we will implement further cost and infrastructure reduction measures as deemed necessary, which may hinder the execution of our long-term growth plans. As further described in the Liquidity and Capital Resources section below, our current year operating activities and losses, plus the issuance of a $300,000 letter of credit required by our lender, has used up, or restricted the use of, a significant amount of our beginning of year cash. Our current cash position and borrowing capacity could be a limiting factor to our growth, particularly if operating losses continue or, if growth is predominantly in the systems products since under our current loan agreement, we are prohibited from borrowing against receivables generated by systems sales until such time as the systems are installed. Under these circumstances, we could deplete our cash, borrowing availability and/or require a higher credit line. However, as of September 30, 2003, we had $3.4 million in working capital, with $2.3 million in inventories. We have begun a program to reduce our inventory levels, selling off excess quantities through aftermarket parts resellers, which will generate cash needed for operations. Additional information on our results of operations and financial condition for the three and nine months ended September 30, 2003 follows below.

REVENUES


                                          Three months ended     Nine months ended
                                             September 30,         September 30,
                                          ------------------    ------------------
      (in thousands)                        2003        2002       2003       2002
      ----------------------------------------------------------------------------

      End-user equipment sales            $2,616      $3,800    $ 8,898    $11,639
      Equipment sales to resellers           329         578      1,127      2,616
      ----------------------------------------------------------------------------
      Total equipment sales                2,945       4,378     10,025     14,255
      ----------------------------------------------------------------------------

      Services                               201         378      1,274      1,274
      Other revenue                           91          10        188         28
      ----------------------------------------------------------------------------
      Total services and other revenue       292         388      1,462      1,302
      ----------------------------------------------------------------------------
      Consolidated revenues               $3,237      $4,766    $11,487    $15,557
      ============================================================================

      Equipment Sales
      ---------------
      Total equipment sales for the three months ended September 30, 2003, were $2,945,000, a decrease of $1,433,000 or 33% from the comparable 2002 period. The decrease consisted of a $1,184,000 or 31% decline in end-user sales, and a $249,000 or 43% decline in equipment sales to resellers ("wholesale sales"). Total equipment sales for the nine months ended September 30, 2003, were $10,025,000, a decrease of $4,230,000 or 30%
from the comparable 2002 period. The decrease consisted of a $2,741,000 or 24% decline in end-user sales, and a $1,489,000 or 57% decline in wholesale sales. End-user sales consist of both parts sales (new and refurbished), and systems sales (complete systems and system upgrades).

      We attribute these sales declines in part to a continuing soft market for telecommunications equipment and to the following: (1) the turnover of sales personnel during the past year and the concurrent hiring and training of new salespersons and; (2) due to the continued softness in capital spending for telecommunications products, we have experienced increased competition for sales, which has resulted in increased sales price discounting in order to capture business. During 2003, we have continued a strategy of diversifying our product offerings by marketing the sale of complete telecommunications systems to our customer base. This is a growth strategy, designed to augment our long-established aftermarket parts business that continues as our primary source of revenues. As a result, we have balanced our sales effort to sell systems, parts and services in order to diversify our product offerings. The systems business has not yet developed to the point where order generation is consistent; therefore revenues from sales of systems have fluctuated greatly from quarter to quarter. For the three months ended September 30, 2003, systems sales represented $250,000 of all end-user equipment sales, down 62% from the comparable prior year quarter; however for the nine months ended September 30, 2003 system sales were $1,432,000, up 33% from the prior year period.

      We currently remain committed to further developing our systems sales business. Revenue generation from all product lines and sales channels is the primary focus of management, and strategies being implemented include increasing the size and experience level of both our outside and inside sales forces, increased marketing of our on-line ordering process, and other direct-marketing approaches. During the nine months ended September 30, 2003, orders received electronically from customers through our on-line catalogs represented 3% of revenues. We are, however, still in the early stages of marketing this process to our customer base.

      Services and Other Revenue
      --------------------------
      For the three months ended September 30, 2003, service revenues were $201,000, down $177,000 or 47% from the comparable prior year period. Lower installation revenues accounted for $169,000 of the decrease and is attributable to lower systems and parts sales. For the nine months ended September 30, 2003, service revenues were $1,274,000, even with the comparable prior year period. For the three months ended September 30, 2003, other revenues were $91,000, up $81,000 or 810% from the comparable prior year period. For the nine months ended September 30, 2003, other revenues were $188,000, up $160,000 or 571% from the comparable prior year period. Other revenue consisted primarily of commissions earned from selling Avaya maintenance contracts. In these transactions we act as a sales agent of Avaya, and the service obligations are borne entirely by Avaya. During 2003 we have increased our focus on selling these contracts as part of our strategy to develop new sources of revenue for the Company.

      Significant portions of our sales revenues are derived from "Business Partner" relationships with Avaya. For the past several years, Avaya has been pursuing a strategy of more fully utilizing its dealer channel as a revenue source. Through our relationships with various Avaya sales personnel, we are often referred business by Avaya. Such referrals however, have been subject to fluctuation as Avaya's direct sales business fluctuates. We believe we are well positioned to benefit from our Avaya relationships (see section entitled, "Risks, Uncertainties and Other Factors That May Affect Future Results") as capital spending for telecommunications products improves.

      We continue to remain cautious about the near term levels of capital spending for telecommunications products in the US. We still expect that our future sales revenues will improve in all of our current sales channels when capital spending improves, although no assurances can be given as to the timing of when this will occur.

      COST OF REVENUES AND GROSS PROFIT. Total cost of revenues for the three months ended September 30, 2003 was $2,291,000, down $1,410,000 or 38% from the comparable 2002 period. The gross profit for the three months ended September 30, 2003 was $946,000, down $119,000 or 11% from the comparable 2002 period. As a percentage of revenue, the gross profit margin was 29% for 2003, compared to 22% for the comparable 2002 period. Total cost of revenues for the nine months ended September 30, 2003 was $8,430,000, down $4,001,000 or 32% from the comparable 2002 period. The gross profit for the nine months ended September 30, 2003 was $3,057,000, down $69,000 or 2% from the comparable 2002 period. As a percentage of revenue, the gross profit margin was 27% for the nine months ended September 30,2003, as compared to 20% for the comparable 2002 period.

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

      Gross Profit Margins on Equipment Sales. For the three months ended September 30, 2003, the gross profit margin on equipment sales increased to 33% from 27% in 2002. This was primarily attributable to increased margins on both end-user and wholesale parts sales, due to product sales mix and lower inventory purchase costs. For the nine months ended September 30, 2003, the gross profit margin on equipment sales increased to 32% from 26% in 2002. This was primarily attributable to (i) increased margins on both end-user and wholesale parts sales, due to product sales mix and lower inventory purchase costs; (ii) increased purchase discounts and system rebates from Avaya; and (iii) lower license fees paid to Avaya.

      Gross Profit Margins on Services and Other Revenue. For the three months ended September 30, 2003, the gross profit margin on services and other revenue increased to 55%, from 44% in 2002. The increase was attributable to the increased commissions earned from selling Avaya maintenance contracts, which generate a 100% profit margin. The gross profit margin on the services component was otherwise 35%, compared with 43% recorded in 2002. The decrease was attributable to installation services, which generated an 18% profit margin, compared with a 35% profit margin in the prior year period. For the nine months ended September 30, 2003, the gross profit margin on services and other revenues declined to 35%, from 39% recorded in 2002. The decrease was attributable to the services component which generated a profit margin of 25% compared with 38% in 2002. This decrease was attributable to installation services, which generated a 16% profit margin, compared with a 31% profit margin in the prior year period, due to a loss incurred on a large system installation.

      Other Cost of Revenues: Other cost of revenues consists of product handling, purchasing and facility costs and expenses. For the three months ended September 30, 2003, these expenses were $187,000, or 6% of equipment revenues, compared to $289,000 or 7% of equipment revenues in the comparable prior year period. For the nine months ended September 30, 2003, these expenses were $633,000, or 6% of equipment revenues, compared to $1,141,000 or 8% of equipment revenues in the comparable prior year period. As a result of cost reduction initiatives, which included personnel reductions of over 50%, and increased outsourcing of equipment repair operations, other cost of revenues were $102,000 or 35% lower in the current year quarter as compared with the prior year quarter, and were $508,000 or 45% lower in the current nine-month period as compared with the prior year nine-month period.

      SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses for the three months ended September 30, 2003 were $1,080,000, a decrease of $272,00 or 20% from the comparable 2002 period. SG&A expenses for the nine months ended September 30, 2003 were $3,449,000, a decrease of $980,000 or 22% from the comparable 2002 period. SG&A expenses for the three months ended September 30, 2003 were 33% of revenues, compared to 28% of revenues in 2002, and for the nine months ended September 30, 2003 and 2002 they were 30% and 28%, respectively, of revenues.

      In response to lower sales levels, we have been more tightly controlling expenses, and deferring them where possible. As a result of these efforts, for the three months ended September 30, 2003, compensation expenses were $158,000 or 19% lower than the prior year period, while all other SG&A expenses were $114,000 or 23% lower than the prior year period. This included reductions in travel, office, insurance and other employment related expenses. For the nine months ended September 30, 2003, compensation expenses were $661,000 or 24% lower than the prior year period, of which $92,000 of the reduction was attributable to lower sales commissions from lower sales volume, while all other SG&A expenses were $319,000 or 20% lower than the prior year period. This included reductions in travel, consulting, office, depreciation, insurance and other employment related expenses, offset by higher bad debt and property tax expenses. Given our current sales levels, we will continue to tightly control our SG&A expenses.

      INTEREST EXPENSE AND OTHER INCOME. Interest expense for the three months ended September 30, 2003 was $11,000, compared to $2,000 for the comparable 2002 period. Interest expense for the nine months ended September 30, 2003 was $21,000, compared to $24,000 for the comparable 2002 period. The increase in interest expense for the three-month period was attributable to higher average borrowings, while the decrease in interest expense for the nine-month period was attributable to lower average borrowings. Other income for the three and nine months ended September 30, 2003 was $3,000 and $4,000, respectively, compared with $6,000 and $94,000 recorded for the respective three and nine months ended September 30, 2002. Other income for the nine months ended September 30, 2002 included $82,000, from the sale of common stock of Anthem, Inc., which we received at no cost, as part of the conversion of Anthem Insurance Companies, Inc. from a mutual insurance company to a stock insurance company. The balance of other income for all periods presented consisted primarily of interest earned on invested cash.

      PROVISION (BENEFIT) FOR INCOME TAXES. The provision (benefit) for income taxes for the three and nine months ended September 30, 2003 was $7,000 and $19,000, respectively, compared to ($1,000) and $12,000 for the respective prior year periods. The provision (benefit) for income taxes consisted of estimated minimum state taxes in each period. We maintain a full valuation allowance against our net deferred tax assets, which consist primarily of net operating loss and capital loss carryforwards, and timing differences between the book and tax treatment of inventory and other asset valuations. Realization of these net deferred tax assets is dependent upon our ability to generate future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital, defined as current assets less current liabilities, was $3,403,000 at September 30, 2003, compared to $3,745,000 at December 31, 2002. The working capital ratio was 3.1 to 1 at September 30, 2003, compared to 3.5 to 1 at December 31, 2002.

      Operating activities used $720,000 during the nine months ended September 30, 2003. Net cash used by operating activities consisted of a net loss of $426,000 adjusted for non-cash items of $183,000, and net cash used by changes in operating assets and liabilities of $477,000. Net cash used by changes in operating assets and liabilities was primarily attributable to a $146,000 increase in accounts receivable, and the $300,000 reclassification of restricted cash (Note 9) to other current assets.

      Investing activities used $60,000 during the nine months ended September 30, 2003 to fund capital expenditures.

      Financing activities generated $137,000 during the nine months ended September 30, 2003, primarily attributable to working capital borrowings under our revolving credit facility with BACC. As of September 30, 2003, outstanding borrowings under the BACC Agreement were $135,000. The unused portion of the credit facility as of September 30, 2003 was $1,365,000, of which $731,000 was available under the Company's borrowing formulas. The average and highest amounts borrowed under all credit facilities during the nine months ended September 30, 2003 were approximately $271,000 and $967,000. We were in compliance with the provisions of our loan agreement as of September 30, 2003.

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

      Since 2002, we have been engaged in a project to develop an e-business platform, designed to enable our customers to transact business with us electronically. As of September 30, 2003, we have incurred cumulative expenditures of $88,000, and currently estimate that we could spend an additional $25,000 on this project during the balance of 2003 in order to complete the implementation of our on-line product catalogs, and integration of the related on-line ordering processes with our computer systems. There are currently no other material capital expenditures planned.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The discussion contained in the "Critical Accounting Policies and Estimates" section of our Annual Report on Form 10-K for the year ended December 31, 2002 is still considered current and is hereby incorporated into this Quarterly Report on Form 10-Q.

RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS

      The discussion included in the "Risks, Uncertainties and Other Factors That May Affect Future Results" section included in our Annual Report on Form 10-K for the year ended December 31, 2002 is still considered current, except for the following discussion of our business relationship with Avaya, and is hereby incorporated into this Quarterly Report on Form 10-Q.

      Our Authorized Remarketing Supplier ("ARS") Dealer and ARS License agreements currently expire December 31, 2003; however, we are in the process of negotiating a similar one-year renewal agreement which could become effective

January 1, 2004. Avaya has notified us that they are also considering replacing the ARS program with a successor program which would allow the ARS companies to purchase refurbished "Classic Avaya" equipment directly from Avaya. At this time, it is too early to determine whether the ARS program will continue into 2004 or what the terms and conditions of any successor program might be or how it might impact us. We believe that should the ARS program not be renewed, it will not have a material adverse impact on our ability to sell refurbished equipment.

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

      We are also exposed to market risk from changes in the interest rate related to our revolving credit facility, which is based upon the prime rate charged by a designated bank. Assuming an average borrowing level of $250,000 (which amount represents the assumed minimum loan balance for purposes of interest charges under the BACC credit facility) each 1 percentage point increase in the bank's prime rate would result in $2,500 of additional annual interest charges. Under current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

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

                                       FARMSTEAD TELEPHONE GROUP, INC.

Dated: November 12, 2003               /s/ George J. Taylor, Jr.
                                       -----------------------------------
                                       George J. Taylor, Jr.
                                       Chief Executive Officer, President

Dated: November 12, 2003               /s/ Robert G. LaVigne
                                       -----------------------------------
                                       Robert G. LaVigne
                                       Executive Vice President, Chief
                                       Financial Officer