Form 10-K
period 2003-12-31
FARMSTEAD TELEPHONE GROUP INC
filed 2004-03-26
CIK 804331

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                  FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price on the last business day of the registrant's most recently completed second fiscal quarter, was $1,822,159.

As of February 29, 2004, the registrant had 3,311,601 shares of $0.001 par value Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held June 10, 2004 are incorporated by reference into
Part III, Items 10 through 14 hereof. Certain exhibits filed with this registrant's prior registration statements and forms 10-K are incorporated by reference into Part IV of this Report.

                       TABLE OF CONTENTS TO FORM 10-K


                                   PART I

                                                                       Page
                                                                       ----

ITEM 1.   BUSINESS                                                       3
ITEM 2.   PROPERTIES                                                     7
ITEM 3.   LEGAL PROCEEDINGS                                              7
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            7

                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS                                            7
ITEM 6.   SELECTED FINANCIAL DATA                                        9
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                            9
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    19
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                   19
ITEM 9A.  CONTROLS AND PROCEDURES                                       19

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT            19
ITEM 11.  EXECUTIVE COMPENSATION                                        19
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS                    20
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                20
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                        20

                                   PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K                                                   20

SIGNATURES                                                              21

PART I
ITEM 1.  BUSINESS

GENERAL

      Farmstead Telephone Group, Inc. ("Farmstead", the "Company", "we", or "our") was incorporated in Delaware in 1986. We are principally engaged as a provider of new and used Avaya, Inc. ("Avaya") business telecommunications parts, complete systems, and services. We provide used "Classic Avaya(TM) " telecommunications equipment pursuant to an "Authorized Remarketing Supplier Program" with Avaya, under which we are one of only five companies nationwide so authorized. We also offer Avaya's full-line of new telecommunications parts and complete systems as an Avaya-certified "Gold Dealer". Our service revenues are under the aegis of our "2 Star" Avaya Services Agreement. Our product offerings are primarily customer premises-based private switching systems and peripheral products, including voice messaging products. We also provide telecommunications equipment installation, repair and refurbishing, short-term rental, inventory management, and related value-added services. A portion of our revenues is also derived from the sale of Avaya maintenance contracts. We sell our products and services to large and mid-size, multi-location businesses, as well as to small businesses, government agencies, and other equipment resellers.

      Effective February 1, 2001, we entered into a joint venture agreement with TriNET Business Trust ("TriNET"), forming a limited liability corporation operating under the name of InfiNet Systems, LLC ("InfiNet"). Under the agreement, we had a 50.1% ownership interest, and TriNET had a 49.9% ownership interest. Based in East Hartford, Connecticut, InfiNet was organized for the purpose of selling new Avaya telecommunications systems primarily to customers within the State of Connecticut and various counties in the State of New York. Effective January 1, 2002, we acquired TriNET's 49.9% ownership interest in InfiNet. During 2002, however, we changed our business strategy concerning the use of InfiNet, downsizing its operating activities by eliminating its entire workforce and fulfilling systems sales orders directly through Farmstead, which acquired its own systems dealer license in 2002. As a result, InfiNet has since been inactive.

      Our revenue has declined significantly over the past three years. Revenue for the years ended December 31, 2003, 2002 and 2001 was $14.68 million, $19.15 million and $33.34 million, respectively. The decline in revenue is attributable primarily to the effect of general economic conditions prevailing in the United States and resulting reduced business spending on enterprise communications equipment. The decline in revenue has also been the prime contributor to our net losses for the years ended December 31, 2003, 2002 and 2001 of $709,000, $2,530,000 and $1,708,000,
respectively. Accordingly, we have tried to reduce our losses and return to profitability through cost reductions and by broadening our product offerings. Our current strategy is to become less dependent on parts sales, and become more of a systems and applications solutions provider. We will expand our product offerings beyond traditional voice communications products by offering Internet Protocol, or IP, telephony products and unified communications products including voice messaging. Because we believe that business capital spending on enterprise communications equipment will not significantly improve over the short-term, we expect to have continued pressure on our ability to increase revenues over current levels.

PRODUCTS

      EQUIPMENT
      ---------

      We sell a wide range of Avaya's traditional voice telephony parts and systems, including Avaya's most advanced enterprise voice communications system marketed under the DEFINITY(R) and MultiVantage product lines. These server based product lines provide reliable voice communication and offer integration with an enterprise's data networks. They support a wide variety of voice and data applications such as call and customer contact centers, messaging and interactive voice response. This product also facilitates the ongoing transition at many enterprises from traditional voice telephony systems to advanced systems that integrate voice and data traffic and deploy increasingly sophisticated communications applications, including "voice over internet protocol (VOIP)", popularized with Avaya's IP Office product family. For smaller enterprises or small locations of larger ones, we offer Avaya's, medium to small user voice communications products, marketed under the MERLIN MAGIX(TM), SPIRIT(R) and PARTNER(R) Communications Systems product families. We also offer Avaya voice messaging and unified messaging products such as OCTEL(R) Messaging and INTUITY(tm) AUDIX(R) Messaging, as well as the latest messaging release called Modular Messaging.

      Equipment sales consist of both sales of complete systems and software applications, and sales of new and refurbished parts (commonly referred to as "aftermarket" sales). Refurbished products are primarily sold under the Classic Avaya(TM) label pursuant to a licensing agreement with Avaya. Aftermarket parts primarily consist of telephone sets and circuit packs, and other system accessories such as headsets, consoles, speakerphones and paging systems. Equipment sales revenues accounted for approximately 88%, 90% and 93% of total revenues in 2003, 2002 and 2001, respectively.

      SERVICES AND OTHER REVENUE
      --------------------------

      We are committed to respond to our customers' service or project-oriented telecommunications needs, and believe these services help differentiate us from our competitors, as well as contribute to longer-lasting customer relationships and incremental equipment sales. Services include:

      Installation Services: We use Avaya and, to a lesser degree, other equipment installation companies on a subcontract basis to install telecommunication parts and systems nation-wide, as well as to perform equipment moves, adds and changes.

      Repair and Refurbishing: We perform fee-based telecommunications equipment repair and refurbishing services. Until 2003, these services were provided through a combination of our in-house refurbishing center and the use of subcontract repair shops. The in-house work primarily consisted of cleaning, buffing and minor repairs, while major repairs of equipment, including repair of circuit boards, was outsourced. By the end of 2003, we had outsourced all equipment repair and refurbishing services to outside repair shops.

      Equipment Rentals: We provide rentals of equipment on a month-to-month basis, servicing those customers that have temporary, short-term equipment needs.

      Other Services: Our technical staff currently provides system engineering and configuration, project management, and technical "hot line" telephone support services.

      Other Revenue: A portion of our revenues is derived from the sale of Avaya communications equipment maintenance contracts. In these transactions we act as a sales agent of Avaya, and the service obligations are borne entirely by Avaya.

      Our combined service and other revenues accounted for 12%, 10% and 7% of total revenues in 2003, 2002 and 2001, respectively. The largest individual component, installation services, accounted for 9%, 8% and 6% of total revenues in 2003, 2002 and 2001, respectively.

RELATIONSHIP WITH AVAYA INC.

      Avaya is one of the leading providers of communications products in the United States. Avaya provides support to the telecommunications equipment aftermarket by offering installation and maintenance services for its products purchased by end-users through equipment resellers. Equipment resellers like us may also, with various restrictions, utilize Avaya documentation, technical information and software. Avaya also generally provides up to a one-year warranty on its products. Avaya generally provides maintenance of Avaya equipment sold by us.

      Our relationship with Avaya is on three main fronts. First, we are a part of Avaya's Authorized Remarketing Supplier ("ARS") aftermarket program as an ARS Dealer (the "ARS Agreement"), selling Classic Avaya(TM) products to end-users nationwide. The ARS Agreement expires December 31, 2004; however it shall automatically renew for an additional one-year term unless written notice is given by either party of its intent not to renew thirty days in advance of the termination date. Classic Avaya(TM) products are defined as used Avaya PBX system and key system parts that have been refurbished under Avaya quality standards, and sold with a Classic Avaya label. We are currently one of only five appointed ARS Dealers, none of whom has been granted an exclusive territory. The ARS Agreement also allows us to sell certain new Avaya PBX products and voice processing products to end-users, including government agencies. Second, we are an Avaya-certified Gold Dealer, authorized to sell new voice and data systems and applications. And third, Farmstead is a "2 Star" Services partner selling Avaya installation, maintenance, and moves, adds and changes (MAC) products.

      Under the ARS Agreement with Avaya, we are required to pay fees to Avaya based upon a percentage (currently 6.5%) of the sales price of Classic Avaya(TM) products sold by us. We also required to pay fees to Avaya based upon a percentage (currently 15%) of the sales price of Classic Avaya(TM) products sold through the Company's call center. The Company recorded in cost of revenues approximately $323,000, $507,000 and $1,341,000 of fee expense in 2003, 2002 and 2001, respectively.

      We believe that our relationship with Avaya is satisfactory. Avaya is currently considering replacing the ARS program with a successor program which would allow the ARS companies, as well as non-ARS companies, to purchase refurbished "Classic Avaya" equipment directly from Avaya. We cannot predict whether the ARS program will continue throughout 2004 or what the terms and conditions of any successor program might be or how it might impact us. We believe that should the ARS program not be renewed, it will not have a material adverse impact on our ability to sell refurbished equipment.

MARKETING AND CUSTOMERS

      We market our product offerings nationally through a direct sales staff, which includes salespersons located along the Eastern seaboard, and other areas of the country. Since 1999, we have also marketed Avaya products through a call center operation. Our customers range from large and mid-sized, multi-location corporations, to small companies, and to equipment wholesalers, dealers, and government agencies and municipalities. End-user customers accounted for approximately 91%, 83% and 86% of our total revenues in 2003, 2002 and 2001, respectively, while sales to dealers and other resellers accounted for approximately 9%, 17% and 14% of revenues during the same respective periods. We have thousands of customers and, during the years ended December 31, 2003, 2002 and 2001, no single customer accounted for more than 10% of revenues. We do not consider our business to be seasonal.

COMPETITION

      We operate in a highly competitive marketplace. Over the years, our marketplace has become subject to more rapid technological change as communications systems have been evolving from stand-alone voice systems to more highly integrated, software-driven systems. Since we principally sell Avaya products, our competitive position in the marketplace is highly dependent upon Avaya's ability to continue to be a market leader in the product lines that we sell. Our competitors principally include Avaya and other new equipment manufacturers that similarly compete against Avaya products, including Nortel Networks Corporation, Siemens Aktiengesellschaft, Alcatel S.A. and NEC Corporation along with their local and regional dealers, and other Avaya business partners. In the sale of Classic Avaya(TM) products, we compete with the other Avaya-designated ARS Dealers. We believe that key competitive factors in our market are price, timeliness of delivery, service and product quality and reliability. Due to the reduction in business capital spending on telecommunications products, which has developed in the U.S. over the past few years, competitive pressures have intensified. We also anticipate intensified competition from larger companies having substantially greater technical, financial and marketing resources, as well as larger customer bases and name recognition. As the industry further develops voice and data converged products, we anticipate encountering a broader variety of competitors, including new entrants from related computer and communication industries.

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

      We acquire used equipment from a variety of sources, depending upon price and availability at the time of purchase. These sources include other secondary market equipment dealers, leasing companies and end-users. The equipment so acquired may be in a refurbished state and ready for resale, or it may be purchased "as-is", requiring repair and/or refurbishing prior to its resale. We are not dependent upon any single supplier for used equipment. The Company believes that the availability of used equipment in the marketplace is presently sufficient to enable the Company to meet its customers' used equipment delivery requirements.

PATENTS, LICENSES AND TRADEMARKS

      No patent is considered material to our continuing operations. Pursuant to agreements in effect with Avaya, we may utilize, during the term of these agreements, certain Avaya designated trademarks, insignia and symbols in our advertising and promotion of Avaya products. We operate under a license agreement with Avaya, in which we were granted a non-exclusive license to use the Classic Avaya(TM) trademark in connection with the refurbishing, marketing and sale of Avaya products sold under the ARS Agreement. Under this agreement, we are required to pay fees to Avaya based upon a percentage of the sales price of Classic Avaya(TM) products that we sell. For more information on these fees, refer to the above section "Relationship With Avaya Inc." The license agreement expires December 31, 2004; however it shall automatically renew for an additional one-year term unless written notice is given by either party of its intent not to renew thirty days in advance of the termination date.

RESEARCH AND DEVELOPMENT

      We did not incur any research and development expenses during the three years ended December 31, 2003, and research and development activities are not material to our business.

BACKLOG

      The backlog of unshipped orders believed to be firm was approximately $397,000 at December 31, 2003, compared to $1,010,000 at December 31, 2002.
We expect this entire backlog to ship and be recognized as revenue during the current fiscal year.

EMPLOYEES

      At December 31, 2003, we had 60 full-time employees. Our employees are not represented by any organized labor union and are not covered by any collective bargaining agreements.

WEBSITE ACCESS TO SEC FILINGS

      We maintain an Internet website at www.farmstead.com . We make available free of charge through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

EXECUTIVE OFFICERS OF THE REGISTRANT


                                      First
                                    Became An
                                    Executive
       Name              Age (1)    Officer in                     Position(s) Held
---------------------    -------    ----------    --------------------------------------------------

George J. Taylor, Jr.      61          1984       Chairman of the Board, President, Chief Executive
                                                  Officer

Michael R. Johnson         57          2001       Executive Vice President

Robert G. LaVigne          52          1988       Executive Vice President, Chief Financial Officer,
                                                  Secretary, Treasurer

<F1>  As of January 1, 2004.

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

ITEM 2.  PROPERTIES

      As of December 31, 2003, we occupied two buildings in East Hartford, CT, aggregating 49,897 square feet of office and warehouse space under lease contracts expiring December 31, 2004. The leases contain two, three-year renewal options. We also lease 1,700 square feet of office space in New York, NY under a non-cancelable lease expiring March 31, 2005. This lease contains one, two-year renewal option.

      We are currently in the process of renegotiating our East Hartford, CT building leases. Effective April 1, 2004, we expect to enter into an agreement to terminate without penalty our existing lease on one of the buildings containing 15,137 square feet of warehouse space. We also expect to enter into a new lease agreement on the building containing our principal offices and distribution center, replacing the existing lease. Under the new agreement, we expect to lease approximately 25,000 square feet for a period of ten years and nine months commencing April 1, 2004. We will have the option to terminate this lease effective December 31, 2009, and the lease will contain one five-year renewal option. If new or additional space is required, we believe that adequate facilities are available at competitive prices in the immediate areas of our current operations.

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

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our Common Stock is traded on the American Stock Exchange, under the symbol "FTG". The following securities were traded on the American Stock Exchange under the following symbols until June 30, 2002, at which time they expired and were delisted: Warrants issued in our 1987 initial public offering ("IPO Warrants") - "FTG.WS"; Redeemable Class A Common Stock Purchase Warrants - "FTG.WS.A"; Redeemable Class B Common Stock Purchase Warrants - "FTG.WS.B". The following sets forth the range of quarterly high and low sales prices for these securities, for the two years ended December 31, 2003 (there was no trading in periods where no prices are indicated):


                               Common Stock                    IPO Warrants
                       -----------------------------    ----------------------------
                           2003            2002             2003            2002
                       ------------    -------------    ------------    ------------
      Quarter Ended    High     Low    High      Low    High     Low    High     Low
       ------------    ----    ----    -----    ----    ----    ----    ----    ----

      March 31         $.35    $.21    $ .92    $.66       -       -       -       -
      June 30           .71     .26     1.14     .57       -       -    $.01    $.01
      September 30      .85     .41      .79     .21       -       -       -       -
      December 31       .82     .57      .37     .21       -       -       -       -


                              Class A Warrants                Class B Warrants
                       -----------------------------    ----------------------------
                           2003            2002             2003            2002
                       ------------    -------------    ------------    ------------
      Quarter Ended    High     Low    High      Low    High     Low    High     Low
       ------------    ----    ----    -----    ----    ----    ----    ----    ----

      March 31            -       -        -       -       -       -    $.04    $.04
      June 30             -       -     $.02    $.01       -       -     .02     .02
      September 30        -       -        -       -       -       -       -       -
      December 31         -       -        -       -       -       -       -       -

      There were 3,311,601 and 3,298,958 common shares outstanding at December 31, 2003 and 2002, respectively. There were 183,579 IPO Warrants, 1,137,923 Class A Warrants and 1,137,923 Class B Warrants outstanding at the time of their June 30, 2002 expiration. As of December 31, 2003 there were 509 holders of record of the common stock representing approximately 2,400 beneficial stockholders, based upon the number of proxy materials distributed in connection with our 2003 Annual Meeting of Stockholders. We have paid no dividends and do not expect to pay dividends in the foreseeable future as we intend to retain earnings to finance the growth of our operations. Pursuant to a revolving credit agreement with Business Alliance Capital Corporation, we are prohibited from declaring or paying any dividends or making any other distribution on any of the shares of our capital stock, without the prior consent of the lender.

                    EQUITY COMPENSATION PLAN INFORMATION

      Securities authorized for issuance under equity compensation plans as of December 31, 2003:


                                                                                    Number of securities
                                                                                    remaining available
                                       Number of                                    for future issuance
                                       securities to be        Weighted-average     under equity
                                       issued upon             exercise price of    compensation plans
                                       exercise of             outstanding          (excluding securities
                                       outstanding options,    options, warrants    reflected in column
                                       warrants and rights     and rights           (a))
      Plan Category                            (a)                    (b)                    (c)
      ---------------------------------------------------------------------------------------------------

      Equity compensation plans
       approved by security holders         1,870,706                $1.73                1,137,500

      Equity compensation plans
       not approved by security
       holders                                  -                      -                      -
      ---------------------------------------------------------------------------------------------------
      Total                             1,870,706                    $1.73                1,137,500
      ===================================================================================================

ITEM 6.  SELECTED FINANCIAL DATA


(In thousands, except per share amounts)                   Years ended December 31
--------------------------------------------------------------------------------------------------
                                              2003        2002        2001        2000       1999

Revenues                                    $14,680     $19,150     $33,339     $42,786    $32,871
Income (loss) from continuing operations       (709)     (2,530)     (1,708)      1,753         57
Income (loss) from continuing operations
 per common share:
  Basic and diluted                            (.21)       (.77)       (.52)        .54        .02
Total Assets                                  5,291       5,873      10,342      15,494     15,657
Long term debt                                    -           -           -       1,726      4,578
Stockholders' equity                          3,291       4,029       6,531       8,202      6,417
Dividends paid                                    -           -           -           -          -
--------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

      The discussions set forth below and elsewhere in this Annual Report on Form 10-K contain certain statements, based on current expectations, estimates, forecasts and projections about the industry in which we operate and management's beliefs and assumptions, which are not historical facts and are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe", "will be", "will continue", "will likely result", "anticipates", "seeks to", "estimates", "expects", "intends", "plans", "predicts", "projects", and similar words, expressions or phrases of similar meaning. Our actual results could differ materially from those projected in the forward-looking statements as a result of certain risks, uncertainties and assumptions, which are difficult to predict. Many of these risks and uncertainties are described under the heading "Risk, Uncertainties and Other Factors That May Affect Future Results" below. All forward-looking statements included in this document are based upon information available to us on the date hereof. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, other written or oral statements made or incorporated by reference from time to time by us or our representatives in this report, other reports, filings with the Securities and Exchange Commission ("SEC"), press releases, conferences, or otherwise may be forward-looking statements within the meaning of the Act.

Overview

      For the year ended December 31, 2003, we reported a net loss of $709,000 or $.21 per share on revenues of $14,680,000. This compares with a net loss of $2,530,000 or $.77 per share on revenues of $19,150,000 recorded for the year ending December 31, 2002. The net loss for 2002 included (i) a $455,000 charge to fully reserve for all deferred tax assets; (ii) $333,000 in inventory valuation charges and (iii) a $101,000 charge to write off all recorded goodwill arising from the acquisition of InfiNet.

      The 23% decline in sales revenues in 2003 was again a reflection of the continued softness in corporate buying in the telecommunications equipment sector. There have, however, been some signs of improvement in our industry as evidenced by improved operating results from some of the key manufacturers, and we are encouraged by an increase in sales quotation activities. Our overall strategy has been to properly size our business in relation to current revenue run-rates, while preserving our key technical resources that are critical to maintaining and growing a systems and services business. We have remained in a somewhat defensive posture, attempting to offset the financial impact of a reduced revenue stream by reducing, more tightly controlling, and deferring where possible, operating costs and expenses. As a result, despite the year-over-year revenue decline, we managed to reduce our comparative net loss by 72% (57% excluding the 2002 charges noted above). We accomplished this through (i) increasing our profit margins from 19% to 26% through new revenue opportunities such as selling Avaya maintenance contracts, personnel reductions, improved product buying and outsourcing equipment repair operations; and (ii) reducing our selling, general and administrative expenses by 21% year-over-year.

      Having made substantial progress in reducing costs and increasing profit margins, our primary business focus for the near term will center on strategies to increase sales revenues. We believe that our return to profitability will now be driven more so by increasing sales levels than from further cost reductions. To that end, we have been hiring additional experienced salespersons to provide more coverage of existing and potential customers located within the market areas that we serve; broadening our product offerings; and increasing the marketing of our products and capabilities, including our on-line electronic ordering system. However, should there be a continuation of operating losses, we will implement further cost and infrastructure reduction measures as deemed necessary, which may hinder the execution of our long-term growth plans. As further described in the Liquidity and Capital Resources section below, our current cash position and borrowing capacity could be a limiting factor to our growth, particularly if operating losses continue or, if growth is predominantly in the systems products since under our current loan agreement, we are prohibited from borrowing against receivables generated by systems sales until such time as the systems are installed. Under these circumstances, we could deplete our cash, borrowing availability and/or require a higher credit line. However, as of December 31, 2003, we had $3.1 million in working capital and no bank debt. Additional information on our results of operations and financial condition for the year ended December 31, 2003 follows below.

Results of Operations

Year Ended December 31, 2003 Compared To 2002


      Revenues

                                               Year Ended December 31,
                                          --------------------------------
      (Dollars in thousands)                 2003      %       2002      %
      --------------------------------------------------------------------

      End-user equipment sales            $11,561     79    $14,116     74
      Equipment sales to resellers          1,368      9      3,205     17
      --------------------------------------------------------------------
      Total equipment sales                12,929     88     17,321     91
      --------------------------------------------------------------------

      Services                              1,520     10      1,799      9
      Other revenue                           231      2         30      -
      --------------------------------------------------------------------
      Total services and other revenue      1,751     12      1,829      9
      --------------------------------------------------------------------
      Consolidated revenues               $14,680    100    $19,150    100
      ====================================================================

      Equipment Sales. Total equipment sales for the year ended December 31, 2003 were $12,929,000, down $4,392,000 or 25% from the comparable 2002 period. The decrease consisted of a $2,555,000 or 18% decline in end-user sales, and a $1,837,000 or 57% decline in equipment sales to resellers ("wholesale sales"). End-user sales consist of both parts sales (new and refurbished), and systems sales (complete systems and system upgrades).

      We attribute these sales declines in part to a continuing soft market for telecommunications equipment and to the following: (1) the turnover of sales personnel during the past year and the concurrent hiring and training of new salespersons and; (2) increased competition for sales, which has resulted in increased sales price discounting in order to capture business. During 2003, we have continued a strategy of diversifying our product offerings by marketing the sale of complete telecommunications systems to our customer base. This is a growth strategy, designed to augment our long-established aftermarket parts business that continues as our primary source of revenues. Our goal is to balance our sales effort to sell systems, parts and services. For the year ended December 31, 2003 system sales were $3,127,000, up 18% from the prior year period.

      Significant portions of our equipment sales revenues are derived from "Business Partner" relationships with Avaya. For the past several years, Avaya has been pursuing a strategy of more fully utilizing its dealer channel as a revenue source. Through our relationships with various Avaya sales personnel, we are often referred Classic Avaya parts business by Avaya. Such referrals however, have been subject to fluctuation as Avaya's direct sales business fluctuates.

      Services and Other Revenue. For the year ended December 31, 2003, service revenues were $1,520,000, down $279,000 or 16% from 2002, primarily attributable to lower installation revenues. For the year ended December 31, 2003, other revenue was $231,000, up $201,000 from 2002. Other revenue consisted primarily of commissions earned from selling Avaya maintenance contracts. In these transactions we act as a sales agent of Avaya, and the service obligations are borne entirely by Avaya. During 2003 we have increased our focus on selling these contracts as part of our strategy to develop new and profitable sources of revenue for the Company.

      We continue to remain cautious about the near term levels of capital spending for telecommunications products in the US. There have, however, been some signs of improvement in our industry as evidenced by improved operating results from some of the key manufacturers, and we are encouraged by an increase in sales quotation activities. Revenue generation from all product lines and sales channels is the primary focus of management, and strategies being implemented include increasing the size and experience level of our sales force, increased marketing of our on-line ordering process, and other direct-marketing approaches.

      Cost of Revenues and Gross Profit. Total cost of revenues for the year ended December 31, 2003 was $10,794,000, down $4,733,000 or 30% from the comparable 2002 period. The gross profit for the year ended December 31, 2003 was $3,886,000, up $263,000 or 7% from the comparable 2002 period.
As a percentage of revenue, the gross profit margin was 26% for 2003, compared to 19% for the comparable 2002 period.

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

      Gross Profit Margins on Equipment Sales. For the year ended December 31, 2003, the gross profit margin on equipment sales increased to 32% from 25% in 2002. This was primarily attributable to (i) increased margins on both end-user and wholesale parts sales, due to product sales mix and lower inventory purchase costs; (ii) increased purchase discounts and system rebates from Avaya; and (iii) lower license fee expense.

      Gross Profit Margins on Services and Other Revenue. For the year ended December 31, 2003, the gross profit margin on services and other revenue decreased to 35%, from 40% in 2002. The decrease was attributable to the services component, which generated a 26% profit margin in 2003 compared to a 39% profit margin in 2002. This decrease was attributable to installation service margins, which were 16% in 2003 compared to 33% in 2002, principally due to a loss incurred on a large system installation. Excluding this particular installation, the profit margin would have been 24%. Other revenues consisted of commissions earned from selling Avaya maintenance contracts, which generate a 100% profit margin.

      Other Cost of Revenues: Other cost of revenues consists of product handling, purchasing and facility costs and expenses. For the year ended December 31, 2003, these expenses were $827,000, or 6% of equipment revenues, compared to $1,408,000 or 8% of equipment revenues in 2002. As a result of cost reduction initiatives, which included personnel reductions of 50%, and increased outsourcing of equipment repair operations, other cost of revenues were 41% lower in 2003 than 2002.

      Selling, General and Administrative ("SG&A") Expenses. SG&A expenses for the year ended December 31, 2003 were $4,561,000, down $1,192,000 or 21% from the comparable 2002 period. SG&A expenses for the year ended December 31, 2003 were 31% of revenues, compared to 30% of revenues in 2002. In response to lower sales levels, we have been actively managing our headcount and tightly controlling SG&A expenses. Approximately 56% of the decrease in SG&A expenses was attributable to a reduction in compensation expenses, resulting from an 11% reduction in the average number of employees and lower sales commissions. We also experienced reductions in travel, consulting, office, depreciation, and other employment related expenses, offset by higher bad debt and property tax expenses. We expect to continue the close monitoring of our expense levels going forward into 2004.

      Interest Expense and Other Income. Interest expense for the year ended December 31, 2003 was $28,000, compared to $24,000 for the comparable 2002 period. The increase in interest expense was attributable to higher interest rates on borrowings as our credit facility moved from Wachovia Bank to Business Alliance Capital Corporation. Other income for the year ended December 31, 2003 was $7,000, consisting of interest earned on invested cash, compared to $97,000 recorded in 2002. Other income in 2002 included $82,000, from the sale of common stock of Anthem, Inc., which we received at no cost, as part of the conversion of Anthem Insurance Companies, Inc. from a mutual insurance company to a stock insurance company. The balance of other income for 2002 consisted primarily of interest earned on invested cash.

      Provision for Income Taxes. The provision for income taxes for the year ended December 31, 2003 was $13,000, compared to $473,000 recorded in 2002. The provision for income taxes in 2003 consisted entirely of estimated minimum state taxes. Tax expense in 2002 consisted of a provision of $18,000 for estimated state taxes and a $455,000 charge to increase the valuation allowance against our net deferred tax assets at December 31, 2002. We maintain a full valuation allowance against our net deferred tax assets, which consist primarily of net operating loss and capital loss carryforwards, and timing differences between the book and tax treatment of inventory and other account valuations. Realization of these net deferred tax assets is dependent upon our ability to generate future taxable income.

Year Ended December 31, 2002 Compared To 2001. For the year ended December 31, 2002, we reported a net loss of $2,530,000 or $.77 per share on revenues of $19,150,000. This compares with a net loss of $1,708,000 or $.52 per share on revenues of $33,339,000 recorded for the year ending December 31, 2001. The net loss for 2002 included (i) a $455,000 charge to fully reserve for all deferred tax assets; (ii) $333,000 in inventory valuation charges and (iii) a $101,000 charge to write off all recorded goodwill arising from the acquisition of InfiNet.


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
      ================================================================

      Equipment Sales. During the year ended December 31, 2002, end-user equipment sales revenues, consisting of sales of both new and refurbished parts and systems sales, decreased by $12,216,000 or 46% from the comparable 2001 period. Additionally, equipment sales to resellers ("wholesale sales") decreased by $1,314,000 or 29% from the comparable 2001 period. Management attributes these sales declines primarily to the deteriorated market conditions in the U.S. economy which has resulted in reduced capital spending by businesses on telecommunications equipment. These conditions have, in turn, led to increased competition and downward pressure on sales prices. Another factor affecting sales levels has been the transitioning of our sales force. During 2002, we continued a strategy of developing a systems sales business, begun in 2001 with the formation of InfiNet, and continuing with Farmstead's appointment as a systems dealer by Avaya in January 2002. This is a growth strategy, designed to augment our long-established aftermarket parts business that continues as our primary source of revenues. This strategy necessitated the hiring of sales, service and technical design personnel experienced in systems and applications design and sales. As a result, we have increased our focus on selling new systems and system upgrades, which coupled with the turnover of certain experienced parts salespersons over the last two years, has contributed to the reduction in aftermarket parts sales. Management remains committed to the continuing growth of its systems business and is currently implementing strategies to increase its parts business, which will include the development of on-line ordering processes and other direct-marketing approaches.

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

      Services. During the year ended December 31, 2002, service revenues decreased by $659,000 or 27% from the comparable 2001 period. The decrease was primarily attributable to lower installation revenues and secondarily to lower equipment rentals. Installation revenues are generated primarily from the sale of systems and system upgrades which as noted above, have been negatively affected by the market downturn.

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

      Provision for Income Taxes. We recorded tax expense of $473,000 for the year ended December 31, 2002, compared with tax expense of $17,000 for 2001. Tax expense in 2002 consisted of a provision for estimated minimum state taxes of $18,000 and a $455,000 charge to increase the valuation allowance against the Company's net deferred tax assets at December 31, 2002. Our net deferred tax assets consist primarily of net operating loss and capital loss carryforwards, and timing differences between the book and tax treatment of inventory and other asset valuations. Realization of these net deferred tax assets is dependent upon our ability to generate future taxable income. Given the significant losses that we incurred in 2002 and 2001, management determined that it was prudent to provide a full valuation allowance against its net deferred tax assets. Tax expense in 2001 consisted of estimated minimum required state taxes.

Liquidity and Capital Resources

      Working capital, defined as current assets less current liabilities, was $3,129,000 at December 31, 2003, a decrease of $616,000 or 16% from $3,745,000 at December 31, 2002. The working capital ratio was 3.1 to 1 at December 31, 2003, compared to 3.5 to 1 at December 31, 2002. Operating activities used $87,000 during 2003, compared to the use of $104,000 in 2002. Net cash used by operating activities in 2003 consisted of a net loss of $709,000 adjusted for non-cash items of $267,000, and net cash generated by changes in operating assets and liabilities of $355,000. Net cash generated by changes in operating assets and liabilities was primarily attributable to improved collections on accounts receivable and planned reductions in inventory stocking levels.

      Investing activities used $83,000 during 2003, compared to $257,000 in 2002. Net cash used by investing activities in 2003 consisted of capital expenditures. Net cash used by investing activities in 2002 consisted of
(i) the $153,000 purchase price for the acquisition of TriNET's 49.9% ownership interest in InfiNet, and (ii) $104,000 in capital expenditures. During 2002, we started the development of an e-business platform, to enable customers to transact business with us electronically. Capitalized costs as of December 31, 2003 amounted to $92,000, $48,000 of which was incurred in 2003. There are currently no material commitments for capital expenditures. Pursuant to our loan agreement with BACC, we are restricted from committing to capital expenditures in any fiscal year period in excess of $150,000without their prior approval.

      Financing activities provided $3,000 during 2003 from the issuance of 12,643 shares of common stock to employees under our employee stock purchase plan ("ESPP"), compared to using $124,000 in 2002. Net cash used by financing activities in 2002 consisted of $37,000 in capital lease payments to fully pay-off a lease obligation, a $100,000 capital distribution to TriNET out of the accumulated earnings of InfiNet, and $13,479 from 26,379 common shares issued to employees under the ESPP.

      On February 19, 2003 the Company entered into a one-year, $1.5 million revolving loan agreement (the "BACC Agreement") with Business Alliance Capital Corporation ("BACC"), replacing a similar $500,000 credit facility with Wachovia Bank, National Association that was expiring February 28, 2003. Under the terms of the BACC Agreement, borrowings are advanced at 75% of eligible accounts receivable, as defined (primarily receivables that are less than 90 days old and, in the case of system sales, the receivable does not become "eligible" until the system has been installed), and at 25% of the value of eligible inventory, as defined (primarily inventory that was purchased pursuant to a firm customer order), provided that the amount advanced against eligible inventory shall not exceed $200,000 or 30% of all outstanding advances under the BACC Agreement. Interest is charged at the per annum rate of one and one-half percentage points (1.5%) above the prime rate, but not less than 5.75%, subject to a minimum interest charge based on an average daily loan balance of $250,000 regardless of the actual average loan balance. Under the BACC Agreement, the Company is charged an annual facility fee of 1% of the facility and a monthly servicing fee equal to .25% of the average outstanding loan balance, subject to a minimum average daily loan balance of $250,000. As additional security to BACC, the Company issued a $300,000 standby letter of credit in favor of BACC, secured by cash, which can be drawn upon 90 days after an event of default. The BACC Agreement restricts the Company from the payment of dividends and limits capital expenditures during the term of the agreement to $150,000, without the consent of BACC. The BACC Agreement contains no specific financial covenants however, it defines certain circumstances under which the agreement can be declared in default and subject to termination, including among others if (i) there is a material adverse change in the Company's business or financial condition;
(ii) an insolvency proceeding is commenced; (iii) the Company defaults on any of its material agreements with third parties; (iv) the Company fails to comply with the terms, representations and conditions of the agreement, and (v) there are material liens or attachments levied against the Company's assets. In the event the BACC Agreement is terminated prior to its expiration date, the Company shall pay a fee in an amount equal to 4% of the advance limit.

      On February 19, 2004, the BACC Agreement was extended for an additional one-year term with the following modifications: (i) the advance limit was increased to $1.7 million; and (ii) the amount which could be advanced against eligible inventory was increased to $400,000.

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

Recent Accounting Pronouncement

      In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements No. 87, 88 and 106" ("SFAS No. 132"). SFAS No. 132 requires, for defined benefit pension plans and other defined postretirement benefit plans, additional disclosures regarding plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost, effective upon issuance. The Company adopted the disclosure requirements under SFAS 132 for the year ended December 31, 2003. See Note 12 of the Notes to Consolidated Financial Statements included herein.

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

      Income Taxes and Deferred Tax Assets: Significant judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. The deferred tax valuation allowance was calculated in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes", which places primary importance on a company's cumulative operating results for the current and preceding years. Additionally, when it is more likely than not that all or some portion of specific deferred tax assets such as net operating loss carryovers will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. In our judgment, the significant losses incurred in 2003, 2002 and 2001 represented sufficient evidence to require a valuation allowance, and for 2003 and 2002 we established a full allowance against our deferred tax assets as of December 31 of each year. In 2002, that resulted in a fourth quarter charge to income tax expense of $455,000.

Risks, Uncertainties and Other Factors That May Affect Future Results

      Our prospects are subject to certain uncertainties and risks. Management recognizes the challenges that it faces, particularly during this period of diminished sales levels, and has adopted a number of strategies and action steps to deal with its current operating environment. Disclosure of our strategies and action steps is contained in the discussions set forth in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere herein. These risks and uncertainties are also detailed from time to time in reports we file with the SEC, including Forms 8-K, 10-Q, and 10-K, and include, among other factors, the following principal risks:

      * Our business is materially impacted by capital spending levels for telecommunications products and services in the United States.

      As a result of the economic downturn that commenced in 2001, many businesses have reduced or deferred capital expenditures for telecommunications equipment. Our reported 2003 revenues were 23% lower than 2002 revenues, and 2002 revenues were in turn 43% lower than 2001 levels. In addition, this situation has resulted in increased pricing and competitive pressures, which have contributed to our revenue erosion. If business capital spending for telecommunications products does not improve, or if economic conditions in the U.S. deteriorate, our revenues may continue to decline and our operating results will be adversely affected. We remain cautious about the telecommunications product marketplace going forward, and cannot predict whether the level of capital spending for the Company's products will improve in the near term. As a result, we believe that there will be continued pressure on our ability to generate revenue in excess of current levels.

      * Our business is heavily dependent upon Avaya, as our primary supplier of equipment for resale.

      We primarily sell Avaya telecommunications products and services through various Dealer and license agreements with Avaya. The Company is dependent upon the quality and price-competitiveness of current Avaya products as well as Avaya's continued development of new products in order to compete. The Company's current sales levels for new parts and systems would be adversely impacted should market demand for these Avaya products significantly decline. Should Avaya's operations deteriorate to the point that it either cannot continue to introduce technologically new products or effectively compete with other equipment manufacturers, our long-term business strategy to continue as an Avaya dealer would be adversely affected.

      Our new parts and systems sales levels would also be adversely impacted if the Avaya dealer and license agreements were terminated, or if Avaya eliminated its "Business Partner" programs. It is Avaya's current intent to generate a larger percentage of its revenues from its dealer base, of which we are one. On some of its major accounts, companies such as Farmstead are selected to participate in the fulfillment of certain parts of the customer's orders through a "partnering" arrangement with the local Avaya sales team. Through these partnering arrangements, we are referred opportunities to supply both parts and systems, for which the Avaya sales team receives compensation from Avaya. Revenues generated by us through this program are significant to our near-term overall revenues and our operating results are dependent upon this program continuing.

      The ARS aftermarket program currently expires December 31, 2004; however, Avaya is currently considering replacing it with a successor program that would require the ARS companies to purchase refurbished "Classic Avaya" equipment directly from Avaya, instead of their exclusive use of the "Classic Avaya" label. The program, as it's currently contemplated, would allow other companies to purchase refurbished "Classic Avaya" equipment directly from Avaya as well. We cannot predict whether the ARS program will continue throughout 2004 or what the terms and conditions of any successor program might be or how it might impact us. We believe that should the ARS program not be renewed, it will not have a material adverse impact on our ability to sell refurbished equipment.

      *  Our gross profit margins vary from period to period.

      Our gross profit margins are dependent upon a variety of factors including (1) product mix - gross margins can vary significantly among parts sales, system sales and our various service offerings. The parts business, for example, involves hundreds of parts that generate significantly varying gross profit margins depending upon their availability, competition, and demand conditions in the marketplace; (2) customer mix - we sell parts to both end-users and to other equipment resellers. In our partnering relationship with Avaya, certain customers receive pre-negotiated discounts from Avaya which could lower our gross margins as we do business with these customers; (3) the level and amount of vendor discounts and purchase rebates available to us from Avaya and its master distributors; (4) excess capacity - as sales volume falls, overhead costs become a higher percentage of sales dollars; (5) competitive pressures - as a result of the slowdown in capital equipment spending in our industry, we have been faced with increased price competition; and (6) obsolescence charges. The combined effect of all of these factors will result in varying gross profit margins from period to period.

      * Our gross profit margins and operating expenses could be adversely affected by a reduction in purchase discount and other rebate or incentive programs currently offered by Avaya.

      As an Avaya Dealer, we receive substantial rebates and other cash incentives from Avaya, based upon volume levels of certain product purchases, which are material to our operating results and which help reduce product purchase costs, market development and marketing expenses. These incentive programs are subject to change by Avaya, and no assurances can be given that they would not be altered so as to adversely impact our profit margins or operating expenses.

      * We may not have adequate cash or credit lines to finance the Company's working capital requirements.

      As further discussed under "Liquidity and Capital Resources", our operating losses over the past three years have significantly reduced the amount of credit available to us from outside lenders, and increased the cost of borrowed funds. We are currently dependent upon cash generated from operations, and borrowings under a revolving credit facility, to satisfy our working capital requirements. Our revolving credit borrowings are based upon the generation of eligible accounts receivable. As our revenues have declined, so too have our receivables and borrowing availability. A material adverse change in our business going forward could result in a covenant default, which could lead to an early termination of the credit facility. In addition, continued losses could consume our current cash reserves, and negatively affect our ability to obtain replacement financing until we could demonstrate improved operating results or a return to profitability. No assurances can be given that we will have sufficient cash resources to finance future growth, and it may become necessary to raise additional funds through public or private debt or equity financings, which may also not be available to us until operating performance improves, and which may dilute stockholder ownership in us.

      * We are faced with intense competition and rapidly changing technologies, and we may become unable to effectively compete in our marketplace.

      We operate in a highly competitive marketplace. Over the years, our marketplace has become subject to more rapid technological change as communications systems have been evolving from stand-alone voice systems to more highly integrated, software-driven systems. Since we principally sell Avaya products, our competitive position in the marketplace is highly dependent upon Avaya's ability to continue to be a market leader in the product lines that we sell. Our competitors principally include Avaya and other new equipment manufacturers that similarly compete against Avaya products, including Nortel Networks Corporation, Siemens Aktiengesellschaft, Alcatel S.A. and NEC Corporation along with their local and regional dealers, and other Avaya business partners. In the sale of Classic Avaya(TM) products, we compete with the other Avaya-designated ARS Dealers. We believe that key competitive factors in our market are price, timeliness of delivery, service and product quality and reliability. Due to the reduction in business capital spending on telecommunications products, which has developed in the U.S. over the past few years, competitive pressures have intensified. We also anticipate intensified competition from larger companies having substantially greater technical, financial and marketing resources, as well as larger customer bases and name recognition. As the industry further develops voice and data converged products, we anticipate encountering a broader variety of competitors, including new entrants from related computer and communication industries.

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

      *  We could be delisted by the American Stock Exchange.

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

      *  Other risks

      In addition to the specific risks and uncertainties discussed above, our future operating performance can also be affected by: performance and reliability of products; the maintenance of our level of customer service and customer relationships; adverse publicity; business disruptions; acts of terrorism within the U.S., and the impact of those acts on the U.S. economy; and other events that can impact revenues and business costs. The risks included here are not exhaustive. Other sections of this report may include additional factors, which could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Interest rates: Market risks which have the potential to affect our earnings and cash flows result primarily from changes in interest rates. Our cash equivalents, which consist of an investment in a money market fund consisting of high quality short term instruments, principally U.S. government and agency issues and commercial paper, are subject to fluctuating interest rates. A 10 percent change in such current interest rates would not have a material effect on our results of operations or cash flow. We are also exposed to market risk from changes in the interest rate related to our revolving credit facility, which is based upon the Prime Rate, which is a floating interest rate. Assuming an average borrowing level of $250,000 (which amount approximated the average amount borrowed under our revolving credit facility during the year ended December 31,
2003), each 1 percentage point increase in the Prime Rate would result in $2,500 of additional annual interest charges. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

      Cash Surrender Value of Company-owned insurance policies: The Company invests the cash surrender value of its Company-owned insurance policies in various investment portfolios administered by the respective insurance companies, which include investments in debt and equity securities. The cash surrender value is therefore subject to market risk and market fluctuations. The Company believes that this risk is moderated by the diversity of the underlying investments. As of December 31, 2003, the cash surrender value of these policies amounted to $302,156. A hypothetical 10% decline in cash surrender value, resulting from a decline in the market value of the underlying investments, would result in a $30,215 loss to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Index to Financial Statements and Financial Statement Schedule in
Item 15.

ITEM 9A.  CONTROLS AND PROCEDURES

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

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 10 is included, in part, in Item 1, "Executive Officers of the Registrant", and is incorporated by reference to our Proxy Statement in connection with our Annual Meeting of Stockholders to be held June 10, 2004, which will be filed with the SEC pursuant to regulation 14A on or before April 29, 2004.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by Item 11is incorporated by reference to our Proxy Statement in connection with our Annual Meeting of Stockholders to be held June 10, 2004, which will be filed with the Securities and Exchange Commission, pursuant to regulation 14A, on or before April 29, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by Item 12 is incorporated by reference to our Proxy Statement in connection with our Annual Meeting of Stockholders to be held June 10, 2004, which will be filed with the Securities and Exchange Commission, pursuant to regulation 14A, on or before April 29, 2004.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is incorporated by reference to our Proxy Statement in connection with our Annual Meeting of Stockholders to be held June 10, 2004, which will be filed with the Securities and Exchange Commission, pursuant to regulation 14A, on or before April 29, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by Item 14 is incorporated by reference to our Proxy Statement in connection with our Annual Meeting of Stockholders to be held June 10, 2004, which will be filed with the Securities and Exchange Commission, pursuant to regulation 14A, on or before April 29, 2004.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Index to Financial Statements and Financial Statement Schedule

                                                                       Page
                                                                       ----

      Report of Carlin, Charron & Rosen LLP                             22
      Report of DiSanto Bertoline & Company, P.C.                       23
      Consolidated Balance Sheets - December 31, 2003 and 2002          24
      Consolidated Statements of Operations -
       Years Ended December 31, 2003, 2002 and 2001                     25
      Consolidated Statements of Changes in Stockholders' Equity -
       Years Ended December 31, 2003, 2002, and 2001                    25
      Consolidated Statements of Cash Flows -
       Years Ended December 31, 2003, 2002, and 2001                    26
      Notes to Consolidated Financial Statements                        27

      Financial Statement Schedule:
      Report of Carlin, Charron & Rosen LLP                             38
      Report of DiSanto Bertoline & Company, P.C.                       39
      Schedule II - Valuation and Qualifying Accounts                   40

(b)   Exhibits: See Index to Exhibits on page 41.

      (c) Reports on Form 8-K: On December 22, 2003, a Form 8-K was filed with the Securities and Exchange Commission to report that on December 22, 2003 a press release was issued announcing (i) the renewal of our Authorized Remarketing agreements with Avaya for an additional one-year term; (ii) the extension of the Chief Executive Officer's full-time employment period to December 31, 2004; the extension of the Chief Financial Officer's employment agreement through December 31, 2004; (iii) our appointment by Avaya as a "Gold" Business Partner, making us one of Avaya's top 40 business partners out of a total number of business partners that exceeds 1,500; and (iv) our appointment as an Avaya "2 Star Services Partner" in recognition of our principle use of the Avaya services organization to perform installation, maintenance, and moves, adds and changes for our customers.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2004.

                                       FARMSTEAD TELEPHONE GROUP, INC.


                                       By: /s/ George J. Taylor, Jr.
                                           -------------------------
                                           George J. Taylor, Jr.
                                           Chairman of the Board, Chief
                                           Executive Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 25, 2004.

Signature                        Title(s)
---------                        --------

/s/ George J. Taylor, Jr.        Chairman of the Board, Chief Executive Officer
-----------------------------    and President
George J. Taylor, Jr.            (Principal Executive Officer)

/s/ Robert G. LaVigne            Executive Vice President, Chief Financial
-----------------------------    Officer, Secretary and Director
Robert G. LaVigne                (Principal Financial and Accounting Officer)

/s/ Harold L. Hansen             Director
-----------------------------
Harold L. Hansen

/s/ Hugh M. Taylor               Director
-----------------------------
Hugh M. Taylor

/s/ Joseph J. Kelley             Director
-----------------------------
Joseph J. Kelley

/s/ Ronald P. Pettirossi         Director
-----------------------------
Ronald P. Pettirossi

                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Farmstead Telephone Group, Inc.

We have audited the accompanying consolidated balance sheets of Farmstead Telephone Group, Inc. (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmstead Telephone Group, Inc. as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



/S/ CARLIN, CHARRON & ROSEN, LLP
Glastonbury, Connecticut
February 27, 2004

                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Farmstead Telephone Group, Inc.

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of Farmstead Telephone
Group, Inc. and subsidiaries (the "Company") for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated statements of operations, changes in stockholders' equity and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements of operations, changes in stockholders' equity and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated statements of operations, changes in stockholders' equity and cash flows. We believe that our audit of the consolidated statements of operations, changes in stockholders' equity and cash flows provides a reasonable basis for our opinion.

In our opinion, the consolidated statements of operations, changes in stockholders' equity and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows of Farmstead Telephone Group, Inc. and subsidiaries for the year ended December 31, 2001 in conformity with U.S. generally accepted accounting principles.



/S/ DISANTO BERTOLINE & COMPANY, P.C.
Glastonbury, Connecticut
February 21, 2002

                       FARMSTEAD TELEPHONE GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS
                         December 31, 2003 and 2002


(In thousands, except share amounts)                                       2003        2002
-------------------------------------------------------------------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                                             $   827     $   994
  Accounts receivable, net (Note 3)                                       1,408       1,869
  Inventories, net (Note 4)                                               1,969       2,309
  Other current assets (Note 10)                                            447          69
-------------------------------------------------------------------------------------------
Total Current Assets                                                      4,651       5,241
-------------------------------------------------------------------------------------------
Property and equipment, net (Note 5)                                        313         394
Other assets (Note 12)                                                      327         238
-------------------------------------------------------------------------------------------
Total Assets                                                            $ 5,291     $ 5,873
===========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $ 1,248     $ 1,111
  Accrued expenses and other current liabilities (Note 7)                   274         385
-------------------------------------------------------------------------------------------
Total Current Liabilities                                                 1,522       1,496
-------------------------------------------------------------------------------------------
Other liabilities (Note 12)                                                 478         348
-------------------------------------------------------------------------------------------
Total Liabilities                                                         2,000       1,844
-------------------------------------------------------------------------------------------

Commitments and contingencies (Note 10)

Stockholders' Equity:
  Preferred stock, $0.001 par value; 2,000,000 shares
   authorized; no shares issued and outstanding                               -           -
  Common stock, $0.001 par value; 30,000,000 shares
   authorized; 3,311,601 and 3,298,958 shares issued and outstanding
   at December 31, 2003 and 2002, respectively                                3           3
  Additional paid-in capital                                             12,316      12,313
  Accumulated deficit                                                    (8,996)     (8,287)
  Accumulated other comprehensive loss                                      (32)          -
-------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                3,291       4,029
-------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                              $ 5,291     $ 5,873
===========================================================================================

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                Years Ended December 31, 2003, 2002 and 2001


(In thousands, except per share amounts)                           2003        2002        2001
-----------------------------------------------------------------------------------------------

Revenues:
Equipment                                                       $12,929     $17,321     $30,856
Services and other revenue                                        1,751       1,829       2,483
-----------------------------------------------------------------------------------------------
Net revenues                                                     14,680      19,150      33,339
-----------------------------------------------------------------------------------------------

Cost of revenues:
Equipment                                                         8,836      13,021      23,226
Services and other revenue                                        1,131       1,098       1,707
Other cost of revenues                                              827       1,408       1,748
-----------------------------------------------------------------------------------------------
Total cost of revenues                                           10,794      15,527      26,681
-----------------------------------------------------------------------------------------------
Gross profit                                                      3,886       3,623       6,658
Selling, general and administrative expenses                      4,561       5,753       8,119
-----------------------------------------------------------------------------------------------
Operating loss                                                     (675)     (2,130)     (1,461)
Interest expense                                                    (28)        (24)       (144)
Other income                                                          7          97          42
-----------------------------------------------------------------------------------------------
Loss before income taxes and minority interest
 in income of subsidiary                                           (696)     (2,057)     (1,563)
Provision for income taxes                                           13         473          17
-----------------------------------------------------------------------------------------------
Loss before minority interest in income of subsidiary              (709)     (2,530)     (1,580)
Minority interest in income of subsidiary                             -           -         128
-----------------------------------------------------------------------------------------------
Net loss                                                        $  (709)    $(2,530)    $(1,708)
===============================================================================================

Basic and diluted net loss per common share                     $  (.21)    $  (.77)    $  (.52)

Basic and diluted weighted average common shares outstanding      3,305       3,289       3,272
-----------------------------------------------------------------------------------------------

                       FARMSTEAD TELEPHONE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CHANGES
                           IN STOCKHOLDERS' EQUITY
                Years Ended December 31, 2003, 2002, and 2001


                                                                                    Accumulated
                                       Common Stock      Additional     Accum-            other
                                     ----------------       Paid-in     ulated    comprehensive
(In thousands)                       Shares    Amount       Capital    Deficit             loss      Total
----------------------------------------------------------------------------------------------------------

Balance at December 31, 2000          3,272        $3       $12,248    $(4,049)            $  -     $8,202
Net loss                                  -         -             -     (1,708)               -     (1,708)
Compensatory stock options issued         -         -            37          -                -         37
----------------------------------------------------------------------------------------------------------
Balance at December 31, 2001          3,272         3        12,285     (5,757)               -      6,531
Net loss                                  -         -             -     (2,530)               -     (2,530)
Compensatory stock options issued         -         -            15          -                -         15
Issuance of common stock                 26         -            13          -                -         13
----------------------------------------------------------------------------------------------------------
Balance at December 31, 2002          3,298         3        12,313     (8,287)               -      4,029
Net loss                                  -         -             -       (709)               -       (709)
Pension liability adjustment              -         -             -          -              (32)       (32)
Comprehensive loss                        -         -             -          -                -       (741)
Issuance of common stock                 13         -             3          -                           3
----------------------------------------------------------------------------------------------------------
Balance at December 31, 2003          3,311        $3       $12,316    $(8,996)            $(32)    $3,291
==========================================================================================================

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                Years Ended December 31, 2003, 2002 and 2001


(In thousands)                                                            2003        2002        2001
------------------------------------------------------------------------------------------------------

Operating Activities:
Net loss                                                                 $(709)    $(2,530)    $(1,708)
Adjustments to reconcile net loss to net cash flows
 (used in) provided by operating activities:
  Provision for (reversal of) doubtful accounts receivable                  75         (33)        104
  Provision for losses on inventories                                       28         143       1,443
  Depreciation and amortization                                            164         215         257
  Provision for impairment of goodwill                                       -         101           -
  Minority interest in income of subsidiary                                  -           -         128
  Deferred income taxes                                                      -         455           -
  Value of compensatory stock options issued                                 -          15          37
Changes in operating assets and liabilities:
  Decrease in accounts receivable                                          386       1,297       3,290
  Decrease in inventories                                                  312       1,975       1,311
  (Increase) decrease in other assets                                     (467)         36         (18)
  Increase (decrease) in accounts payable                                  137      (1,683)       (995)
  Decrease in accrued expenses and other liabilities                       (13)        (95)       (848)
------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                        (87)       (104)      3,001
------------------------------------------------------------------------------------------------------
Investing Activities:
Purchases of property and equipment                                        (83)       (104)       (130)
Acquisition of InfiNet                                                       -        (153)          -
------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                      (83)       (257)       (130)
------------------------------------------------------------------------------------------------------
Financing Activities:
Repayments under revolving credit lines                                      -           -      (1,689)
Repayments of capital lease obligation                                       -         (37)       (102)
Capital (distribution to) contribution from minority interest partner        -        (100)         25
Proceeds from issuance of common stock                                       3          13           -
------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                          3        (124)     (1,766)
------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                      (167)       (485)      1,105
Cash and cash equivalents at beginning of year                             994       1,479         374
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                 $ 827     $   994     $ 1,479

Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest                                                               $  26     $    25     $   155
  Income taxes                                                               5          16          87
Non-cash Items:
  Increase in accrued benefit obligation recorded in
   Stockholders' equity                                                  $  32     $     -     $     -

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Operations
      Farmstead Telephone Group, Inc. ("Farmstead" or the "Company") is principally engaged as a provider of new and used Avaya, Inc. ("Avaya") business telecommunications parts and complete systems. The Company provides used, "Classic Avaya(TM) " telecommunications equipment parts pursuant to an "Authorized Remarketing Supplier Program" with Avaya, and offers the full-line of new telecommunications parts and systems as an Avaya Dealer. Its products are primarily customer premises-based private switching systems and peripheral products, including voice processing systems. The Company also provides telecommunications equipment installation, repair and refurbishing, short-term rental, inventory management, and related value-added services. The Company sells its products and services to large and mid-size, multi-location businesses as well as to small businesses, government agencies, and other equipment resellers. During the years ended December 31, 2003, 2002 and 2001, no single customer accounted for more than 10% of revenues.

Principles of Consolidation
      The consolidated financial statements presented herein consist of the accounts of Farmstead Telephone Group, Inc. and its wholly-owned subsidiaries, FTG Venture Corporation (inactive) and InfiNet Systems, LLC (which became wholly-owned effective January 1, 2002; prior thereto the Company owned a 50.1% interest). Since the Company owned greater than a 50% interest in, and exercised significant control over, InfiNet, the financial statements of InfiNet have been consolidated herein for all applicable years. All intercompany balances and transactions have been eliminated.

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

Revenue Recognition
      Revenue from sales of equipment is generally recognized when persuasive evidence of an agreement exists, shipment has occurred, the sales price is fixed and determinable, and collection of the resulting receivable is probable. Additionally, for sales of systems where installation services are the responsibility of the Company, revenue is recognized on the equipment portion of the transaction upon shipment of the equipment to the installation location, and on the installation portion of the transaction upon completion of the installation. Revenues on other services are recognized when the services are rendered. Reductions to revenues are recorded for estimated product returns, based on historical experience.

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

Stock Compensation Plans
      The Company accounts for stock option awards granted to officers, directors and employees (collectively "employees") under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no stock-based employee compensation cost is reflected in net income, as all options granted to employees under these plans have been granted at no less than fair market value on the date of grant. The Company applies the disclosure only provisions of Financial Accounting Standards Board Statement ("SFAS") No. 123, "Accounting for Stock-based Compensation" ("SFAS 123") and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") for such employee stock option awards. The Company accounts for stock option awards granted to consultants under the fair value recognition provisions of SFAS 123. Under this method, options are valued using the Black-Scholes option pricing method, and the calculated option value is recorded as an expense in the financial statements. Had compensation cost for the Company's stock option plans been determined in accordance with the fair value-based method prescribed under SFAS 123, the Company's net loss and basic and diluted net loss per share would have approximated the pro forma amounts indicated below (dollars in thousands except per share amounts):


                                                              Year ended December 31,
                                                           -----------------------------
                                                            2003        2002        2001
      ----------------------------------------------------------------------------------

      Net loss, as reported                                $(709)    $(2,530)    $(1,708)
      Deduct: Total stock-based employee compensation
       expense determined under fair value based method
       for all awards, net of related tax effects            (78)       (178)       (250)
      ----------------------------------------------------------------------------------
      Pro forma net loss                                   $(787)    $(2,708)    $(1,958)
      ==================================================================================

      Loss per share:
        As reported                                        $(.21)    $  (.77)    $  (.52)
        Pro forma                                          $(.24)    $  (.82)    $  (.60)
      ==================================================================================

      The weighted-average fair value of options granted during 2003, 2002 and 2001 was $.27, $.62, and $1.24, respectively. The fair value of stock options used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                         2003     2002     2001
                                                         ----     ----     ----

                Dividend yield                              0%       0%      0%
                Average risk-free rate                   2.93%    3.68%    4.3%
                Expected option holding period (yrs.)     4.7      5.6     5.0

Income Taxes
      The Company provides for income taxes under the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if it is probable that a benefit will not be realized in the future.

Net Loss Per Common Share
      Basic net loss per common share was computed by dividing net loss (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Diluted net loss per common share was computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants, unless their effect on net loss per share is antidilutive. The following table shows securities outstanding as of December 31 that could potentially dilute basic earnings or loss per common share in the future that were not included in the current computation of diluted loss per common share because to do so would have been antidilutive. The amounts presented below for the Warrants and the Underwriter Options and Warrants (which represent options to acquire

Units convertible into common stock and warrants) for 2001 reflect the maximum common shares issuable upon their full conversion (Note 13).


      (In thousands)                         2003     2002     2001
      -------------------------------------------------------------

      Stock Options                         1,871    1,852    1,875
      Warrants *                                -        -    2,472
      Underwriter Options and Warrants *        -        -      339
      -------------------------------------------------------------
      Total                                 1,871    1,852    4,686
      =============================================================

*  expired unexercised on June 30, 2002.

Segment Information
      In the opinion of management, the Company operates in one industry segment, which is the sale of telecommunications equipment.

Fair Value of Financial Instruments
      The carrying amounts of Farmstead's financial instruments, including cash and cash equivalents, accounts receivable, debt obligations, accounts payable and accrued expenses, approximate fair value due to their short maturities.

Reclassifications
      Certain amounts in prior years' financial statements and related notes have been reclassified to conform to the 2003 presentation.

2.    CASH AND CASH EQUIVALENTS

      Cash and cash equivalents totaled $826,764 and $994,437 at December 31, 2003 and 2002, respectively. Included in each period are investments in a money market fund consisting of high quality short term instruments, principally U.S. Government and Agency issues and commercial paper. The carrying amounts approximate their fair value at December 31, 2003 and 2002.

3.    ACCOUNTS RECEIVABLE, NET

      As of December 31, the components of accounts receivable were as follows (in thousands):


                                                 2003       2002
      ----------------------------------------------------------

      Trade accounts receivable                $1,410     $1,893
      Less: allowance for doubtful accounts       (80)       (47)
      ----------------------------------------------------------
      Trade accounts receivable, net            1,330      1,846
      Other receivables                            78         23
      ----------------------------------------------------------
      Accounts receivable, net                 $1,408     $1,869
      ==========================================================

      Other receivables consist of commissions, rebates and other dealer incentives due from Avaya, Inc., and are recorded in the consolidated financial statements when earned.

4.    INVENTORIES, NET

      As of December 31, the components of inventories were as follows (in thousands):


                                                              2003       2002
      -----------------------------------------------------------------------

      Finished goods and spare parts                        $1,817     $2,362
      Work in process                                          450        456
      Rental equipment                                          61         53
      -----------------------------------------------------------------------
                                                             2,328      2,871
      Less: reserves for excess and obsolete inventories      (359)      (562)
      -----------------------------------------------------------------------
      Inventories, net                                      $1,969     $2,309
      =======================================================================

      Work in process inventories consists of used equipment requiring repair or refurbishing.

5.    PROPERTY AND EQUIPMENT, NET

      As of December 31, the components of property and equipment, net were as follows (in thousands):


                                                              Estimated
                                                         Useful Lives (Yrs.)      2003       2002
      -------------------------------------------------------------------------------------------

      Computer and office equipment                            3 -  5           $1,174     $1,318
      Furniture and fixtures                                   5 - 10              290        290
      Leasehold improvements                                       10              190        190
      Capitalized software development costs                        5               92         44
      -------------------------------------------------------------------------------------------
                                                                                 1,746      1,842
      Less: accumulated depreciation and amortization                           (1,433)    (1,448)
      -------------------------------------------------------------------------------------------
      Property and equipment, net                                               $  313     $  394
      ===========================================================================================

      The Company has capitalized software development costs incurred by subcontract programmers in the development of on-line product catalogs and ordering processes. Depreciation and amortization expense was $164,009, $215,294 and $256,797 for the years ended December 31, 2003, 2002 and 2001, respectively.

6.    DEBT OBLIGATIONS

      As of December 31, 2002 the Company had a $500,000 revolving credit facility with Wachovia Bank, National Association ("Wachovia Facility") that was scheduled to expire February 28, 2003. On February 19, 2003 the Company entered into a one-year, $1.5 million revolving loan agreement (the "BACC Agreement") with Business Alliance Capital Corporation ("BACC"), replacing the Wachovia Facility. Under the terms of the BACC Agreement, borrowings are advanced at 75% of eligible accounts receivable, as defined (primarily receivables that are less than 90 days old and, in the case of system sales, the receivable does not become "eligible" until the system has been installed), and at 25% of the value of eligible inventory, as defined (primarily inventory that was purchased pursuant to a firm customer order), provided that the amount advanced against eligible inventory shall not exceed $200,000 or 30% of all outstanding advances under the BACC Agreement. Interest is charged at the per annum rate of one and one-half percentage points (1.5%) above the prime rate, but not less than 5.75%, subject to a minimum interest charge based on an average daily loan balance of $250,000 regardless of the actual average loan balance. Under the BACC Agreement, the Company is charged an annual facility fee of 1% of the facility and a monthly servicing fee equal to .25% of the average outstanding loan balance, subject to a minimum average daily loan balance of $250,000. As additional security to BACC, the Company issued a $300,000 standby letter of credit in favor of BACC, secured by cash, which can be drawn upon 90 days after an event of default. The BACC Agreement restricts the Company from the payment of dividends and limits capital expenditures during the term of the agreement to $150,000, without the consent of BACC. The BACC Agreement contains no specific financial covenants however, it defines certain circumstances under which the agreement can be declared in default and subject to termination, including among others if (i) there is a material adverse change in the Company's business or financial condition;
(ii) an insolvency proceeding is commenced; (iii) the Company defaults on any of its material agreements with third parties; (iv) the Company fails to comply with the terms, representations and conditions of the agreement, and (v) there are material liens or attachments levied against the Company's assets. In the event the BACC Agreement is terminated prior to its expiration date, the Company shall pay a fee in an amount equal to 4% of the advance limit.

      On February 19, 2004, the BACC Agreement was extended for an additional one-year term with the following modifications: (i) the advance limit was increased to $1.7 million; and (ii) the cap on inventory advances was increased to $400,000.

      As of December 31, 2003, there were no borrowings under the BACC credit facility, and based upon borrowing formulas, the Company had $727,000 in borrowing availability. The average and highest amounts borrowed during the year ended December 31, 2003 were approximately $250,000 and $967,000, respectively.

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      As of December 31, the components of accrued expenses and other current liabilities were as follows (in thousands):


                                                        2003    2002
      --------------------------------------------------------------

      Salaries, commissions and benefits                $120    $241
      License fees                                       102      24
      Other                                               52     120
      --------------------------------------------------------------
      Accrued expenses and other current liabilities    $274    $385
      ==============================================================

8.    STOCK OPTIONS

      On April 3, 2002, the Board of Directors adopted the Farmstead Telephone Group, Inc. 2002 Stock Option Plan (the "2002 Plan"), which was approved by stockholders at the June 13, 2002 Annual Meeting of Stockholders. The 2002 Plan replaced the 1992 Stock Option Plan that terminated in May 2002. Options previously granted under the 1992 Plan, of which there are 1,708,206 options outstanding at December 31, 2003, may continue to be exercised in accordance with the terms of the individual grants. The 2002 Plan permits the granting of options to employees, directors and consultants of the Company, which shall be either incentive stock options ("ISOs") as defined under Section 422 of the Internal Revenue Code, or non-qualified stock options ("NSOs"). ISOs may be granted at no less than market value at the time of grant, with a maximum term of ten years except, for a 10% or more stockholder, the exercise price shall not be less than 110% of market value, with a maximum term of five years. NSOs may be granted at no less than 50% of market value at the time of granting, with a maximum term of 10 years. Any option granted pursuant to this Plan which for any reason fails to qualify as an ISO shall be deemed to have been granted as an option not qualified under Section 422 of the Code. The maximum number of shares issuable under the 2002 Plan, which expires April 3, 2012, are 1,300,000, of which there were162,500 options outstanding at December 31, 2003. Options currently granted expire on various dates through 2013. A summary of stock option transactions for each of the three years in the period ended December 31, 2003 is as follows:

                                                                        Weighted
                                                                         Average
                                             Number         Exercise    Exercise
                                          of Shares      Price Range       Price
      --------------------------------------------------------------------------

      Outstanding at December 31, 2000    1,951,036    $1.12 - 11.80       $1.92
      Granted                               379,300      .68 -  2.04        1.53
      Exercised                                   -               -            -
      Canceled or expired                  (455,530)    1.12 -  3.12        1.65
      --------------------------------------------------------------------------
      Outstanding at December 31, 2001    1,874,806    $ .68 - 11.80       $1.91
      Granted                               254,500      .29 -  1.50         .79
      Exercised                                   -                -           -
      Canceled or expired                  (277,000)     .68 -  2.04        1.53
      --------------------------------------------------------------------------
      Outstanding at December 31, 2002    1,852,306      .29 - 11.80        1.81
      Granted                               101,500      .28 -   .79         .35
      Exercised                                   -                -           -
      Canceled or expired                   (83,100)     .28 - 11.80        1.78
      --------------------------------------------------------------------------
      Outstanding at December 31, 2003    1,870,706    $ .28 -  7.30       $1.73
      ==========================================================================
      As of December 31, 2003:
        Exercisable                       1,672,456    $ .28 -  7.30       $1.84
        Available for future grant        1,137,500

      The following summarizes information about stock options outstanding and exercisable as of December 31, 2003:


                                     Options Outstanding                           Options Exercisable
                   -------------------------------------------------------    -----------------------------
                                       Weighted Avg.
       Range of       Number             Remaining           Weighted Avg.       Number       Weighted Avg.
Exercise Prices    Outstanding    Contractual Life (Yrs)    Exercise Price    Exercisable    Exercise Price
---------------    -----------    ----------------------    --------------    -----------    --------------

   $ .28 - 1.00        221,500              8.6                  $ .59           109,000          $ .65
   $1.01 - 1.50        262,150              7.3                   1.28           184,400           1.35
   $1.51 - 2.00      1,366,556              4.0                   1.96         1,358,556           1.96
   $2.01 - 7.30         20,500              2.9                   4.75            20,500           4.75
   --------------------------------------------------------------------------------------------------------
     Total           1,870,706              5.0                  $1.73         1,672,456          $1.84
   ========================================================================================================

9.    INFINET SYSTEMS, LLC

      Effective February 1, 2001, the Company entered into a joint venture agreement with TriNet Business Trust ("TriNET"), forming a limited liability corporation operating under the name of InfiNet Systems, LLC ("InfiNet"). Under the agreement, the Company had a 50.1% ownership interest, and TriNET had a 49.9% ownership interest. With operations based in East Hartford, CT, InfiNet became an Avaya dealer, authorized to sell new Avaya telecommunications systems primarily to customers within the State of Connecticut and various counties in the State of New York.

      Effective January 1, 2002, the Company acquired TriNET's 49.9% ownership interest in InfiNet for an aggregate cash purchase price of $153,334. The $100,512 excess of the purchase price over the fair value of the net assets acquired was initially allocated to goodwill, in accordance with SFAS 142. Due to the downsizing of InfiNet's operating activities during 2002, which included the reduction of its entire workforce and a business decision to fulfill systems sales orders directly through Farmstead, the entire $100,512 balance of goodwill was written off as an operating expense in December 2002.

      The following pro forma information presents the Company's consolidated results of operations for the year ended December 31, 2001 as if the acquisition had been completed as of the beginning of that year. The consolidated results of operations for the year ended December 31, 2002 include the effects of the acquisition from January 1, 2002.


                                                          Year ended
                                                      December 31, 2001
                                                   ------------------------
      (In thousands, except per share data)        As Reported    Pro forma
      ---------------------------------------------------------------------

      Revenues                                         $33,339      $33,339
      Loss before minority interest in
       income of subsidiary                             (1,580)      (1,580)
      Minority interest in income of subsidiary            128            -
      ---------------------------------------------------------------------
      Net loss                                         $(1,708)     $(1,580)

      Loss per share: basic                            $  (.52)     $  (.48)
                      diluted                          $  (.52)     $  (.48)
      =====================================================================

10.   LEASES AND OTHER COMMITMENTS AND CONTINGENCIES

      Leases: As of December 31, 2003, the Company occupied two buildings in East Hartford, CT, aggregating 49,897 square feet of office and warehouse space under lease contracts expiring December 31, 2004. The leases contain two, three-year renewal options. The Company also leases 1,700 square feet of office space in New York, NY under a non-cancelable lease expiring March 31, 2005. This lease contains one, two-year renewal option.

      As of December 31, 2003, aggregate future minimum annual rental payments under the initial terms of the leases were as follows: $313,692 for 2004 and $14,250 for 2005. Rent expense was $313,692 in 2003, $285,946 in 2002 and $250,146 in 2001.

      Employment Agreement: The Company has an employment agreement with the Chief Executive Officer ("CEO") dated January 1, 1998 and as amended August 1, 2001, January 1, 2003 and January 1, 2004 (the "Agreement"). Under the Agreement, the CEO will be employed on a full-time basis until December 31, 2004 (the "Active Period") at a base salary of $160,000. Commencing January 1, 2005, the CEO will be employed on a limited basis for a five-year period expiring December 31, 2009 (the "Limited Period"). During each year of the Limited Period, the CEO will be paid a base salary equal to one-third of the base salary rate in effect at the time of commencement of the Limited Period, but not less than $100,000, as consideration for up to fifty days of active service per year. In addition, during the first year of the Limited Period, the CEO will receive an additional payment of $142,423. The CEO will also be eligible for an annual bonus of up to 50% of base salary during the term of the Agreement. The Agreement provides severance pay should the CEO terminate the Agreement for "good cause", as defined, or should the Company terminate the Agreement without cause, or in the event of a change in control of the Company, as defined. During the Active Period, severance pay would amount to three times (i) the amount of the then-current base pay (deemed to be $300,000 for purposes of severance pay calculations), plus (ii) the average bonus paid during the three most recent calendar years. During the Limited Period, severance pay will equal the total amount of base salary that would have been due for the time remaining in the Limited Period. The CEO will not be entitled to any severance or other compensation during the Active Period or Limited Period if he voluntarily terminates his employment or if the Company terminates the Agreement "for cause", as defined.

      License Fees: Under a license agreement with Avaya, the Company is required to pay fees to Avaya based upon a percentage (currently 6.5%) of the sales price of Classic Avaya(TM) products sold by the Company. The Company is also required to pay fees to Avaya based upon a percentage (currently 15%) of the sales price of Classic Avaya(TM) products sold through the Company's call center. The Company recorded in cost of revenues approximately $323,000, $507,000 and $1,341,000 of fee expense in 2003,
2002 and 2001, respectively.

      Letter of Credit: In connection with the Company's revolving credit agreement with BACC, the Company issued a $300,000 irrevocable standby letter of credit ("LC") in favor of BACC. The LC can be drawn upon by BACC to satisfy any outstanding obligations under the Company's loan agreement ninety days after an event of default. The LC is secured by cash, and since this cash is restricted from use by the Company during the term of the LC, it has been classified under other current assets in the consolidated balance sheet at December 31, 2003.

11.   RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

      In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements No. 87, 88 and 106" ("SFAS No. 132"). SFAS No. 132 requires, for defined benefit pension plans and other defined postretirement benefit plans, additional disclosures regarding plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost, effective upon issuance. The Company adopted the disclosure requirements under SFAS 132 for the year ended December 31, 2003. See Note 12 of the Notes to Consolidated Financial Statements included herein.

12.   EMPLOYEE BENEFIT PLANS

      The Company maintains a Supplemental Executive Retirement Plan ("SERP") for the benefit of its CEO. The SERP is a defined benefit plan, structured to provide the CEO with an annual retirement benefit, payable over 15 years beginning at age 65, in an amount equal to one-third of the CEO's average final three-year salary, however in no event less than $100,000 per year. The Company used the Projected Unit Credit Method in determining the amount of benefit obligation expense to accrue each year. During 2002, the Company calculated the amount of benefit obligation expense using a 7% interest rate assumption. During 2003, the interest rate assumption was lowered to 6.25%, resulting in the recognition of an actuarial loss of $31,906 which will be amortized to expense over a four-year period beginning 2004. The amount of the unrecognized actuarial loss as of December 31, 2003 has been recorded in Accumulated Other Comprehensive Loss as a component of Stockholders' Equity.

      The components of the net periodic benefit cost included in the results of operations for the three years ended December 31, 2003 are set forth as follows (in thousands):


                                 2003    2002    2001
                -------------------------------------

                Service cost      $69     $65     $61
                Interest cost      29      23      17
                -------------------------------------
                Net expense       $98     $88     $78
                =====================================

      The following information summarizes activity in the SERP for the two years ended December 31, 2003 (in thousands):


                                                                       2003      2002
      -------------------------------------------------------------------------------

      Changes in Benefit Obligation
        Benefit obligation at beginning of year                       $ 348     $ 260
        Service cost                                                     69        65
        Interest cost                                                    29        23
        Actuarial loss                                                   32         -
      -------------------------------------------------------------------------------
        Benefit obligation at end of year                             $ 478     $ 348
      ===============================================================================

      Fair Value of Plan Assets (1)                                   $   -     $   -
      ===============================================================================

      Reconciliation of Funded Status
        Funded status                                                 $(478)    $(348)
        Unrecognized actuarial loss                                      32         -
      -------------------------------------------------------------------------------
        Accrued net periodic pension cost                             $(446)    $(348)
      ===============================================================================

      Amounts Recognized in the Consolidated Balance Sheets
        Accrued benefit obligation                                    $(478)    $(348)
        Accumulated other comprehensive loss                             32         -
      -------------------------------------------------------------------------------
        Net liability reflected in the consolidated balance sheets    $(446)    $(348)
      ===============================================================================

<F1>  The SERP is an unfunded plan; however, it is being informally funded through a Company-owned life insurance policy with an annual premium payment of $50,000 for ten years. The cash surrender value of this policy was $259,882 and $151,584 at December 31, 2003 and 2002,
      respectively.

      The benefits expected to be paid under the SERP in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are as follows: $0 (2004 - 2006), $100,000 (2007), $100,000
(2008) and $500,000 (2009 - 2013).

      The Company has for the past several years provided a split dollar life insurance program for certain officers as a means of providing a life insurance benefit and a future retirement benefit. As of December 31, 2003 the split dollar insurance program included only the Chief Financial Officer. Under this plan, the Company may make discretionary payments of up to 10% of the participant's annual compensation. Payments aggregated $0 in 2003, $19,259 in 2002 and $49,506 in 2001. The cash surrender value of a participant's account vests with the participant over a ten-year period, based on years of service, with each participant 100% vested upon the later of attainment of age 65 or the completion of five years of service with the Company. As of December 31, 2003, $21,136 was vested.

      Included in other assets at December 31, 2003 and 2002 is $302,156 and $212,644, respectively, representing the aggregate cash surrender value of the insurance policies underlying the Company's SERP and split dollar insurance programs.

      Employee Stock Purchase Plan ("ESPP"). In September 2001, the Company established an ESPP, following stockholder approval, under which an initial 250,000 shares of common stock could be sold to employees. The shares issuable pursuant to the ESPP were registered on Form S-8 (No. 333-69290) dated September 11, 2001. Beginning in 2003, an annual increase of the lesser of (i) 100,000 shares of common stock, (ii) 2% of the Company's issued and outstanding capital stock on January 1 of such year, and (iii) an amount determined by the Company's board of directors, can be added to the ESPP. No shares were added to the ESPP in 2003. The ESPP covers all employees working more than 20 hours per week, excluding employees owning 5% or more of the combined voting power of all classes of shares of the Company or its subsidiary corporations. The ESPP provides for six-month "offering periods" beginning September 14, 2001, with a final offering period beginning March 1, 2011, and during such periods employees can participate through payroll deductions of up to 10% of their earnings. At the end of each offering period, participating employees are able to purchase stock at a 15% discount to the market price of Company stock at either the beginning or end of the offering period, whichever is lower. Shares purchased through the ESPP cannot exceed $25,000 in fair market value per person per calendar year. The shares purchased are allocated to an account established for each participant at a brokerage firm. During the two years ended December 31, 2003, the Company issued 12,643 and 26,379 shares, respectively, of Common Stock.

13.   STOCKHOLDERS' EQUITY

      During the two years ended December 31, 2003, the Company issued 12,643 and 26,379 shares, respectively, of Common Stock under its 2001 Employee Stock Purchase Plan (see Note 12).

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

14.   CONCENTRATIONS OF CREDIT RISK

      The principal financial instruments subject to credit risk are as follows:

      Accounts Receivable: The Company extends credit to its customers in the normal course of business. As of December 31, 2003, two customers accounted for 15% and 10% of accounts receivable. As of December 31, 2002, one customer accounted for 11% of accounts receivable. Although the Company is subject to changes in economic conditions which may impact its overall credit risk, the Company sells to a wide variety of customers, and does not focus on any particular industry sector. The Company establishes its allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and experience, and other information available to it. Management considers the Company's credit risk to be satisfactorily diversified and believes that its allowance for doubtful accounts is adequate to absorb estimated losses as of December 31, 2003. During the three years ended December 31, 2003, no single customer accounted for more than 10% of revenues.

      Cash and Cash Equivalents: The Company maintains cash and cash equivalents with various financial institutions. Cash equivalents consist of investments in a money market fund consisting of high quality short term instruments, principally U.S. Government and Agency issues and commercial paper, and the fair value approximates the carrying value at each reporting period. At times such amounts may exceed insurance limits.

      Cash Surrender Value of Company-owned insurance policies: The Company invests the cash surrender value of its Company-owned insurance policies in various investment portfolios administered by the respective insurance companies, which include investments in debt and equity securities. The cash surrender value is therefore subject to market risk and market fluctuations. The Company believes that this risk is moderated by the diversity of the underlying investments. As of December 31, 2003, the cash surrender value of these policies amounted to $302,156.

15.   RELATED PARTY TRANSACTIONS

      During 2002 and 2001, the Company engaged PFS Venture Group LLC ("PFS") to assist the Company with its strategic reorganization initiatives. PFS provided business-consulting services to small to mid-sized companies. Mr. Bruce S. Phillips who, in June 2001, became a director of the Company, and remained a director until his death in August 2002, was the principal owner of PFS. During 2002 PFS earned $51,000 in fees, and Mr. Phillips received 11,250 options to acquire common stock at exercise prices of $1.00 to $1.50 per share. During 2001, PFS earned $84,000 in fees, and Mr. Phillips received 21,000 stock options at an exercise price of $1.50 per share.

16.   INCOME TAXES

      The following table provides a summary of the current and deferred components of the provision for federal and state income taxes attributable to earnings before income taxes for the three years ended December 31 (in thousands):


                                     2003    2002    2001
      ---------------------------------------------------

      Federal income tax expense:
        Current                       $ -    $  -     $ -
        Deferred                        -     436       -
      State income tax expense:
        Current                        13      18      17
        Deferred                        -      19       -
      ---------------------------------------------------
      Provision for income taxes      $13    $473     $17
      ===================================================

      Differences between the tax expense reflected in the consolidated financial statements and the amounts calculated at the federal statutory income tax rate of 34% for the three years ended December 31 are as follows (in thousands):


                                                               2003       2002      2001
      ----------------------------------------------------------------------------------
      Income tax benefit at statutory rate                    $(237)    $ (699)    $(581)
      Increase (reduction) in income taxes
       resulting from:
      State and local income taxes, net of federal
       income tax benefit                                        (9)       (12)      (11)
      Non-deductible life insurance                              (8)        30        25
      Non-deductible meals and entertainment                      7         17        19
      Change in valuation allowance, net of temporary
       differences for which benefit has not been provided      260      1,137       565
      ----------------------------------------------------------------------------------
      Provision for income taxes                              $  13     $  473     $  17
      ==================================================================================

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows (in thousands):


                                                       2003        2002
      -----------------------------------------------------------------

      Deferred tax assets:
      Allowance for doubtful accounts               $    27     $    16
      Inventory allowances                              122         190
      Accrued pension benefit obligation                152         118
      Property and equipment                             34          31
      Other                                              20          30
      Net operating loss and other carryforwards      2,192       1,831
      -----------------------------------------------------------------
      Total gross deferred tax assets                 2,547       2,216
      Less: valuation allowance                      (2,547)     (2,216)
      -----------------------------------------------------------------
      Net deferred tax assets                       $     -     $     -
      =================================================================

      The Company has federal net operating loss carryforwards of approximately $5,469,000 that expire through 2024. In 2003 and 2002, the valuation allowance was increased by an amount that fully offset the Company's deferred tax assets as of December 31, 2003 and 2002, respectively. Management believes that the present valuation allowance is prudent due to the net losses sustained during the three years ended December 31, 2003 and the unpredictability of future earnings.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized quarterly financial data for 2003 and 2002 is as follows (in thousands except earnings (loss) per share):


                                                                 Quarter
---------------------------------------------------------------------------------------
2003                                             First     Second      Third     Fourth(a)
---------------------------------------------------------------------------------------

Revenues                                        $4,439     $3,811     $3,237     $3,193
Gross Profit                                     1,136        975        946        829
Operating loss                                    (139)      (119)      (134)      (283)
Net loss                                          (145)      (132)      (149)      (283)
Basic and diluted:
  Loss per common share                           (.04)      (.04)      (.05)      (.09)
  Weighted average common shares outstanding     3,299      3,305      3,306      3,311
=======================================================================================


                                                                 Quarter
---------------------------------------------------------------------------------------
2002                                             First     Second      Third     Fourth(b)
---------------------------------------------------------------------------------------

Revenues                                        $6,027     $4,764     $4,766     $3,593
Gross Profit                                     1,306        755      1,065        497
Operating loss                                    (354)      (662)      (287)      (827)
Net loss                                          (301)      (660)      (284)    (1,285)
Basic and diluted:
  Loss per common share                           (.09)      (.20)      (.09)      (.39)
  Weighted average common shares outstanding     3,281      3,289      3,290      3,299
=======================================================================================

(a) Includes a $93,000 credit to income from a reduction in the Company's reserves for sales and product warranty returns, and a $41,000 charge to bad debt expense.
(b) Includes a $101,000 write-off of goodwill, $333,000 of inventory valuation charges, and a $455,000 charge to increase the deferred tax asset valuation allowance.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Farmstead Telephone Group, Inc.

We have audited the consolidated financial statements of Farmstead Telephone Group, Inc. (the "Company") as of December 31, 2003 and 2002, and for the years then ended, and have issued our report thereon dated February 27, 2004; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audit also includes the financial statement schedules of Farmstead Telephone Group, Inc., listed in Item 15. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/S/ CARLIN, CHARRON & ROSEN, LLP
Glastonbury, Connecticut
February 27, 2004

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Farmstead Telephone Group, Inc.

We have audited the consolidated statements of operations, changes in stockholders' equity and cash flows of Farmstead Telephone Group, Inc. and subsidiaries (the "Company") for the year ended December 31, 2001, and have issued our report thereon dated February 21, 2002; such report is included elsewhere in this Form 10-K. Our audit also includes the financial statement schedule of Farmstead Telephone Group, Inc. and subsidiaries for the year ended December 31, 2001 listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated statements of operations, changes in stockholders' equity and cash flows taken as a whole, presents fairly in all material respects the information set forth therein.


/S/ DISANTO BERTOLINE & COMPANY, P.C.
Glastonbury, Connecticut
February 21, 2002

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
                (In thousands)


                                                                Column C- Additions
                                                          ------------------------------
                                                               (1)              (2)
                                           Column B-         Charged          Charged                     Column E-
                                           Balance at     (credited) to    (credited) to                  Balance at
                                          beginning of      costs and          other         Column D-      End of
        Column A- Description                period          expenses         accounts      Deductions      period
--------------------------------------    ------------    -------------    -------------    ----------    ----------

Year 2003
---------
Allowance for doubtful accounts                 $   47           $   75                -          $ 42*       $   80
Inventory valuation reserves                       562               28                -           231*          359
Deferred tax asset valuation allowance           2,216              331**              -             -         2,547

Year 2002
---------
Allowance for doubtful accounts                 $  150           $  (33)               -          $ 70*       $   47
Inventory valuation reserves                     1,382              143                -           963*          562
Deferred tax asset valuation allowance           1,039            1,177                -             -         2,216

Year 2001
---------
Allowance for doubtful accounts                 $  244           $  104                -          $198*       $  150
Inventory valuation reserves                       935            1,443                -           996*        1,382
Deferred tax asset valuation allowance             455              584                -             -         1,039

* Represents write-offs of inventories and uncollectible accounts receivable.
** Recorded to fully reserve for the increase in the Company's net deferred tax assets.

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

              Business Communications Systems [Exhibit 10(s) to the Annual Report on Form 10-KSB for the year ended December 31, 1998]
      10(g) ARS License Agreement Between Lucent Technologies and Farmstead Telephone Group, Inc. For Authorized Remarketing Supplier Program [Exhibit 10(t) to the Annual Report on Form 10-KSB for the year ended December 31, 1998]
      10(h) Rider #1 to Lease Dated November 5, 1996 By and Between Tolland Enterprises ("Landlord") and Farmstead Telephone Group, Inc. ("Tenant"), attached as of May 27, 1999 [Exhibit 10(cc) to the Annual Report on Form 10-K for the year ended December 31, 1999]
      10(i) First Amendment of Lease, dated June 30, 1999, By and Between Tolland Enterprises ("Landlord") and Farmstead Telephone Group, Inc. ("Tenant") [Exhibit 10(dd) to the Annual Report on Form 10-K for the year ended December 31, 1999]
      10(j) Loan Agreement, dated September 27, 2000 between First Union National Bank and Farmstead Telephone Group, Inc. [Exhibit 10(ee) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000]
      10(k) Promissory Note, dated September 27, 2000 between First Union National Bank and Farmstead Telephone Group, Inc. [Exhibit 10(ff) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000]
      10(l) Employment Agreement dated as of January 1, 2000 between Farmstead Telephone Group, Inc. and Robert G. LaVigne [Exhibit 10(ee) to the Annual Report on Form 10-K for the year ended December 31, 2000]
      10(m) Amendment to Lucent ARS License Agreement Between Lucent Technologies Inc. and Farmstead Telephone Group, Inc., dated February 2, 2001. [Exhibit 10(ff) to the Annual Report on Form 10-K for the year ended December 31, 2000]
      10(n) Amendment to Lucent ARS Dealer Agreement Between Lucent Technologies Inc. and Farmstead Telephone Group, Inc., dated February 2, 2001. [Exhibit 10(gg) to the Annual Report on Form 10-K for the year ended December 31, 2000]
      10(o) Farmstead Telephone Group, Inc. Employee Stock Purchase Plan [Appendix B to the to the Proxy Statement on Schedule 14A filed April 13, 2001 for the 2001 Annual Meeting of Stockholders]
      10(p) Limited Liability Company Agreement of InfiNet Systems LLC, effective February 1, 2001 [Exhibit 10(dd) to the Annual Report on Form 10-K for the year ended December 31, 2001]
      10(q) First Modification to Loan Agreement, entered into December 19, 2001 [Exhibit 10(ee) to the Annual Report on Form 10-K for the year ended December 31, 2001]
      10(r) Restated First Addendum To That Certain Employment Agreement Between Farmstead Telephone Group, Inc. and George J. Taylor, Jr., effective August 1, 2001 [Exhibit 10(ff) to the Annual Report on Form 10-K for the year ended December 31, 2001]
      10(s) Avaya Inc. Reseller Master Terms and Conditions; Agreement No. AVNERA1-060601, dated May 31, 2002 . [Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002]
      10(t) Third Modification to Loan Agreement, dated September 23, 2002 between Farmstead Telephone Group, Inc. and Wachovia Bank, National Association (f/k/a First Union National Bank). [Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002]
      10(u) Modification Number One To Promissory Note, dated October 9, 2002 between Farmstead Telephone Group, Inc. and Wachovia Bank, National Association. [Exhibit 10(b) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002]
      10(v) Fourth Modification to Loan Agreement, dated October 9, 2002 between Farmstead Telephone Group, Inc. and Wachovia Bank, National Association (f/k/a First Union National Bank). [Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002]
      10(w) Loan and Security Agreement dated February 19, 2003 by and between Business Alliance Capital Corp. and Farmstead Telephone Group, Inc. 2001 [Exhibit 10(v) to the Annual Report on Form 10-K for the year ended December 31, 2002]
      10(x) Revolving Credit Master Promissory Note dated February 19, 2003 between Business Alliance Capital Corporation and Farmstead Telephone Group, Inc. [Exhibit 10(w) to the Annual Report on Form 10-K for the year ended December 31, 2002]
      10(y) Second Addendum to That Certain Employment Agreement Between Farmstead Telephone Group, Inc. and George J. Taylor, Jr., Dated as of January 1, 1998, as Amended by That Certain Restated First Addendum Dated as of August 1, 2001[Exhibit 10(x) to the Annual Report on Form 10-K for the year ended December 31, 2002]

      10(z)   Revolving Credit Master Promissory Note dated February 19,
              2004 between Business Alliance Capital Corporation and
              Farmstead Telephone Group, Inc.
      10(aa)  Modification Agreement dated February 19, 2004 between
              Business Alliance Capital Corporation and Farmstead Telephone
              Group, Inc.
      10(bb)  Third Addendum to That Certain Employment Agreement Between
              Farmstead Telephone Group, Inc. and George J. Taylor, Jr.,
              Dated as of January 1, 1998, as Amended by That Certain
              Restated First Addendum Dated as of August 1, 2001and as
              Further Amended by That Certain Second Addendum Dated as of
              January 1, 2003
      10(cc)  Second Addendum to That Certain Employment Agreement between
              Farmstead Telephone Group, Inc. and Robert G. LaVigne dated as of January 1, 2000 as Amended by That First Addendum Dated
              as of January 1, 2003
      10(dd)  Amendment to Reseller Master Terms and Conditions: Authorized
              Remanufactured Supplier (ARS) Program Between Avaya Inc. and
              Farmstead Telephone Group, Inc., dated October 28, 2003
      21      Subsidiaries
      23(a)   Consent of DiSanto Bertoline & Company, P.C.
      23(b)   Consent of Carlin, Charron & Rosen LLP
      31.1    Certification of the Chief Executive Officer, pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.
      31.2    Certification of the Chief Financial Officer, pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002.
      32.1    Certification of the Chief Executive Officer, pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.
      32.2    Certification of the Chief Financial Officer, pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.