Form 10-Q
period 2004-03-31
FARMSTEAD TELEPHONE GROUP INC
filed 2004-05-13
CIK 804331

===========================================================================

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the quarterly period ended March 31, 2004

                                     or

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

  _______________________________________________________________________
            (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report)

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

As of April 30, 2004, the registrant had 3,315,638 shares of its $0.001 par value Common Stock outstanding.

===========================================================================

                       TABLE OF CONTENTS TO FORM 10-Q

PART I. FINANCIAL INFORMATION

                                                                       Page
                                                                       ----
ITEM 1.  FINANCIAL STATEMENTS (Unaudited)
         Consolidated Balance Sheets - March 31, 2004 and
          December 31, 2003                                               3
         Consolidated Statements of Operations - Three Months
          Ended March 31, 2004 and 2003                                   4
         Consolidated Statements of Cash Flows - Three Months
          Ended March 31, 2004 and 2003                                   5
         Notes to Consolidated Financial Statements                       6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                              8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      11

ITEM 4.  CONTROLS AND PROCEDURES                                         11

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                               12

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                       12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                 12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             12

ITEM 5.  OTHER INFORMATION                                               12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                12

SIGNATURES                                                               12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       FARMSTEAD TELEPHONE GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                  March 31,    December 31,
(In thousands)                                      2004           2003
---------------------------------------------------------------------------
                                                (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                       $   349        $   827
  Accounts receivable, net                          1,884          1,408
  Inventories, net                                  2,340          1,969
  Other current assets                                428            447
------------------------------------------------------------------------

Total Current Assets                                5,001          4,651
------------------------------------------------------------------------

Property and equipment, net                           289            313
Other assets                                          382            327
------------------------------------------------------------------------

Total Assets                                      $ 5,672        $ 5,291
========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $ 1,513        $ 1,248
  Debt maturing within one year                       305              -
  Accrued expenses and other current
   liabilities                                        393            274
------------------------------------------------------------------------

Total Current Liabilities                           2,211          1,522
------------------------------------------------------------------------

Other liabilities                                     507            478
------------------------------------------------------------------------

Total Liabilities                                   2,718          2,000
------------------------------------------------------------------------

Commitments and contingencies (Note 9)

Stockholders' Equity:
  Preferred stock, $0.001 par value;
   2,000,000 shares authorized;
   no shares issued and outstanding                     -              -
  Common stock, $0.001 par value; 30,000,000
   shares authorized; 3,315,638 and 3,311,601
   shares issued and outstanding at
   March 31, 2004 and December 31, 2003,
   respectively                                         3              3
  Additional paid-in capital                       12,318         12,316
  Accumulated deficit                              (9,337)        (8,996)
  Accumulated other comprehensive loss                (30)           (32)
------------------------------------------------------------------------

Total Stockholders' Equity                          2,954          3,291
------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity       $  5,672       $  5,291
========================================================================

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                        Three Months Ended
                                                            March 31,
                                                        ------------------
(In thousands, except per share amounts)                2004         2003
--------------------------------------------------------------------------

Revenues:
Equipment                                             $ 2,922      $ 4,027
Services and other revenue                                484          477
--------------------------------------------------------------------------
Net revenues                                            3,406        4,504

Cost of revenues:
Equipment                                               2,046        2,777
Services and other revenue                                272          333
Other cost of revenues                                    211          258
--------------------------------------------------------------------------
Total cost of revenues                                  2,529        3,368
--------------------------------------------------------------------------

Gross profit                                              877        1,136
Selling, general and administrative expenses            1,210        1,275
--------------------------------------------------------------------------

Operating loss                                           (333)        (139)
Interest expense                                           (6)          (2)
Other income                                                1            2
--------------------------------------------------------------------------

Loss before income taxes                                 (338)        (139)
Provision for income taxes                                  3            6
--------------------------------------------------------------------------

Net loss                                              $  (341)     $  (145)
==========================================================================

Basic and diluted net loss per common share           $  (.10)     $  (.04)
Weighted average common shares outstanding:
  Basic and diluted                                     3,313        3,299
==========================================================================

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
(In thousands)                                           2004         2003
---------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                              $(341)     $  (145)
  Adjustments to reconcile net loss to net cash
   flows used in operating activities:
    Provision for doubtful accounts receivable              9            9
    Provision for losses on inventories                     9            -
    Depreciation and amortization                          36           45
    Decrease in accumulated other comprehensive loss        2            -
    Changes in operating assets and liabilities:
    Increase in accounts receivable                      (485)      (1,063)
    (Increase) decrease in inventories                   (380)          92
    Increase in other assets                              (36)        (335)
    Increase in accounts payable                          265          869
    Increase (decrease) in accrued expenses and
     other current liabilities                            119         (125)
    Increase in other liabilities                          29           24
---------------------------------------------------------------------------
    Net cash used in operating activities                (773)        (629)
---------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property and equipment                     (12)         (20)
---------------------------------------------------------------------------
    Net cash used in investing activities                 (12)         (20)
---------------------------------------------------------------------------
Cash flows from financing activities:
  Borrowings under revolving credit line                  305          373
  Issuance of common stock                                  2            -
---------------------------------------------------------------------------
    Net cash provided by financing activities             307          373
---------------------------------------------------------------------------

Net decrease in cash and cash equivalents                (478)        (276)
Cash and cash equivalents at beginning of period          827          994
---------------------------------------------------------------------------
Cash and cash equivalents at end of period              $ 349      $   718
===========================================================================

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                            $   6      $     1
    Income taxes                                            4            4

See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.    BASIS OF PRESENTATION

      The consolidated financial statements presented herein consist of the accounts of Farmstead Telephone Group, Inc. and its wholly owned subsidiaries, FTG Venture Corporation (inactive) and InfiNet Systems, LLC (inactive). The accompanying consolidated financial statements as of and for the three months ended March 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. In the Company's opinion, the unaudited interim consolidated financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments, that are necessary for a fair statement of results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be experienced for the entire fiscal year. This Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2.    OPERATIONS

      As presented in the consolidated financial statements contained in this report, the Company incurred a net loss of $341,000 for the quarter ended March 31, 2004, and has incurred substantial losses in each of the past three fiscal years. These losses have been primarily the result of significant declines in revenues over these periods. There is currently no clear indication that sales levels will significantly increase in the near term and, in fact, they could continue to decline. The Company is currently in the process of developing and implementing a plan to further restructure its operations in order to align its operating expenses with its revenue levels. The plan may include curtailing certain planned business generation strategies and pursuing other strategic alternatives.

3.    RECLASSIFICATIONS

      Certain amounts in the Consolidated Statement of Operations for the three months ended March 31, 2003 were reclassified to conform to the current period presentation.

4.    ACCOUNTS RECEIVABLE, NET

                                               March 31,    December 31,
      (Dollars in thousands)                     2004           2003
      ------------------------------------------------------------------
      Trade accounts receivable                 $1,832         $1,410
      Less: allowance for doubtful accounts        (58)           (80)
      ---------------------------------------------------------------
      Trade accounts receivable, net             1,774          1,330
      Other receivables                            110             78
      ---------------------------------------------------------------
      Accounts receivable, net                  $1,884         $1,408
      ===============================================================

      Other receivables consist of commissions, rebates and other dealer incentives due from Avaya, Inc., and are recorded in the consolidated financial statements when earned.

5.    INVENTORIES, NET

                                                  March 31,    December 31,
(Dollars in thousands)                              2004           2003
---------------------------------------------------------------------------
Finished goods and spare parts                     $2,071         $1,817
Work in process (a)                                   511            450
Rental equipment                                       73             61
------------------------------------------------------------------------
                                                    2,655          2,328
Less: reserves for excess and obsolete
 inventories                                         (315)          (359)
------------------------------------------------------------------------
Inventories, net                                   $2,340         $1,969
========================================================================

(a) Work in process inventories consist of used equipment requiring repair or refurbishing.

6.    DEBT MATURING WITHIN ONE YEAR

      On February 19, 2004, the Company's revolving credit facility with Business Alliance Capital Corporation ("BACC") was extended for an additional one-year term with the following modifications: (i) the credit facility advance limit was increased from $1.5 million to $1.7 million; and
(ii) the amount that could be advanced against eligible inventory was increased from $200,000 to $400,000. For additional information on the terms and conditions of the BACC credit facility, refer to our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

      As of March 31, 2004, outstanding borrowings with BACC amounted to $304,679. The unused portion of the credit facility as of March 31, 2004
was $1,395,321, of which $877,828 was available to borrow.   The average
and highest amounts borrowed during the three months ended March 31, 2004 were approximately $152,000 and $361,000, respectively. The Company was in compliance with the provisions of its loan agreement as of March 31, 2004.

7.    RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

      In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements No. 87, 88 and 106" ("SFAS No. 132"). SFAS No. 132 requires, for defined benefit pension plans and other defined postretirement benefit plans, additional disclosures regarding plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost, effective upon issuance. The Company adopted the annual disclosure requirements for the year ended December 31, 2003. The Company adopted the interim disclosure requirements effective with this filing as provided in
Note 10.

8.    STOCK OPTIONS

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

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                      2002        2003
-----------------------------------------------------------------------
Net loss, as reported                                $(341)      $(145)
Add: Total stock-based employee compensation
 expense determined under fair value based
 method for all awards, net of related tax effects     (21)        (23)
----------------------------------------------------------------------
Pro forma net loss                                   $(362)      $(168)
Pro forma net loss per share:
      Basic and diluted                              $(.11)      $(.05)
======================================================================

      The weighted-average fair value of options granted during the three months ended March 31, 2004 and 2003 was $.56 and $.22, respectively. The fair value of stock options used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for 2004 and 2003; expected volatility of 109% for 2004 and 113% for 2003; average risk-free interest rate of 3.02 % for 2004 and 2.78% for 2003; and an expected option holding period of 4.7 years for 2004 and 5.6 years for 2003.

9.    COMMITMENTS AND CONTINGENCIES

      Lease Agreements. On March 23, 2004, the Company entered into a new lease agreement on its corporate offices and distribution center located at 22 Prestige Park Circle, East Hartford, CT. This agreement replaced the Company's existing lease due to expire in December 2004. Under the new lease agreement, which becomes effective May 1, 2004, the Company will be leasing 25,051 square feet for a 10-year, 8-month period expiring December 31, 2014. The lease contains one five-year renewal option. The lease also allows the Company the one-time option to terminate the lease without penalty on

December 31, 2009. Minimum monthly rent will amount to $11,377 for 2004, $13,047 for years 2005 - 2009, and $13,569 for years 2010 - 2014. The
Company is additionally obligated to pay the lessor its proportionate share of the property operating costs at an amount equal to $1.20 per square foot, subject to a 2% annual increase.

      On March 31, 2004, the Company terminated, without penalty, its lease agreement on 15,137 square feet of warehouse space that was scheduled to expire December 31, 2004. The lease termination is effective April 1, 2004.

      Letter of Credit. In connection with the Company's revolving credit agreement with BACC, the Company issued a $300,000 irrevocable standby letter of credit ("LC") in favor of BACC. The LC can be drawn upon by BACC to satisfy any outstanding obligations under the Company's loan agreement
ninety days after an event of default.   The LC is secured by cash, and
since this cash is restricted from use by the Company during the term of the LC, it has been classified under other current assets in the consolidated balance sheet at March 31, 2004 and December 31, 2003.

10.    EMPLOYEE BENEFIT PLANS

      The components of the net periodic benefit cost included in the results of operations for the three months ended March 31, 2004 and 2003 are as follows:

      (Dollars in thousands)            2004      2003
      ------------------------------------------------
      Service cost                       $20       $18
      Interest cost                        9         8
      Recognized actuarial losses          2         -
      ------------------------------------------------
      Net expense                        $31       $26
      ================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      The discussions set forth below and elsewhere in this Quarterly Report on Form 10-Q contain certain statements, based on current expectations, estimates, forecasts and projections about the industry in which we operate and management's beliefs and assumptions, which are not historical facts and are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("the Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "will be," "will continue," "will likely result," "anticipates," "seeks to," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar words, expressions or phrases of similar meaning. Our actual results could differ materially from those projected in the forward-looking statements as a result of certain risks, uncertainties and assumptions, which are difficult to predict. Many of these risks and uncertainties are described under the heading "Risks, Uncertainties and Other Factors That May Affect Future Results" below. All forward-looking statements included in this document are based upon information available to us on the date hereof. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, other written or oral statements made or incorporated by reference from time to time by us or our representatives in this report, other reports, filings with the Securities and Exchange Commission ("SEC"), press releases, conferences, or otherwise may be forward-looking statements within the meaning of the Act.

RESULTS OF OPERATIONS

      OVERVIEW. For the three months ended March 31, 2004, we recorded a net loss of $341,000 or $.10 per share on revenues of $3,406,000. This compares with a net loss of $145,000 or $.04 per share on revenues of $4,504,000 recorded for the three months ended March 31, 2003. The operating results for 2004, as compared to the comparable prior year period, are the product of several dynamics affecting the industry in general and Farmstead in particular. First, there is a continuing softness in corporate buying in the telecommunications equipment sector. We believe that corporations are still cautious about capital equipment spending. As a result, we have experienced a decrease in both the number of orders received and their average order size. Although there have been some signs of improvement in our industry as evidenced by improved operating results from some of the key manufacturers, and increased sales quotation activities, customer spending for new telecommunication systems has been below our expectations. Second, there is increased competition in our marketplace, and coupled with the soft economic conditions, has led to continued sales price erosion. Third, our sales force has undergone significant turnover in the last two years, and the productivity ramp-up of new salespersons has taken longer than expected.

      Our overall strategy during these tough economic times has been to properly size our business in relation to current revenue run-rates, while preserving our key technical personnel that are critical to maintaining and growing a systems and services business. Our primary focus during the first quarter of 2004 had been on strategies to increase revenues while continuing close controls over operating expenses. However, there is currently no clear indication that sales levels will significantly increase in the near term and, in fact, they could continue to decline. Accordingly, we are currently in the process of developing and implementing a plan to further restructure operations in order to align our operating expenses with our revenue levels. The plan may include curtailing certain planned business generation strategies and pursuing other strategic alternatives. Additional information on major components of our operating performance for the three months ended March 31, 2004 follows below.

      REVENUES

                                         Three Months Ended March 31,
                                      ----------------------------------
      (Dollars in thousands)           2004       %        2003       %
      ------------------------------------------------------------------
      End-user equipment sales        $2,763      81      $3,622      80
      Equipment sales to resellers       159       5         405       9
      Services and other revenues        484      14         477      11
      ------------------------------------------------------------------
      Consolidated revenues           $3,406     100      $4,504     100
      ==================================================================

      Equipment Sales
      ---------------
      During the three months ended March 31, 2004, end-user equipment sales revenues, consisting of sales of both new and refurbished parts and systems sales, decreased by $859,000 or 24% from the comparable 2003 period. The decrease consisted of a 24% decline in parts sales and a 23% decline in systems sales. We attribute these sales declines primarily to
(i) continuing softness in corporate spending for telecommunications products, including both parts and systems and (ii) sales price erosion due to increased competition in the marketplace. In addition, last year's first quarter revenues included two large system sales that comprised 23% of that period's equipment sales. We believe that our parts sales business has been affected by the downsizing of many of our customers over the last few years, which resulted in excess equipment available for re-deployment in their operations. As a marketing tool to help generate future equipment revenues, we have developed an electronic commerce framework called "ECONNECT". Although revenues to date have not been significant, we have recently signed agreements with two large aftermarket customers whom we will service through ECONNECT. We will be monitoring the effectiveness and leverage of this type of program as the year progresses.

      Equipment sales to resellers ("wholesale sales") decreased by $246,000 or 61% from the comparable 2003 period. Wholesale sales have been impacted by the same factors noted above that have impacted end-user sales. In addition, our principal supplier of used equipment for resell into the wholesale market has significantly curtailed operations, thereby limiting our ability to acquire equipment for profitable resale into the wholesale market. We expect this trend to continue over at least the short-term.

      Services and Other Revenues
      ---------------------------

                                  Three Months Ended March 31,
      (Dollars in thousands)             2004      2003
      --------------------------------------------------------
      Services:
        Installations                    $331      $283
        Rentals and repair                 36       107
      Other revenues                      117        87
      -------------------------------------------------
      Services and other revenues        $484      $477
      =================================================

      During the three months ended March 31, 2004, services and other revenues increased overall by $7,000 or 2% from the comparable 2003 period. The increase was attributable to (i) 35% growth in other revenues due to an increase in commissions earned from Avaya for selling Avaya maintenance contracts, partly offset by a decrease in freight billed to customers as a result of lower sales volume, and (ii) 17% growth in installation revenues. These results were partly offset by a 66% decrease in equipment rentals and customer repair revenues. Revenues from these sources are erratic and difficult to predict, since they tend to be project-oriented. An increase or decrease in installation revenues does not always coincide with the reported increase or decrease in system sales since installations may occur in different periods than the related system sale, and the Company may sell new systems or system upgrades without being contracted to perform the installation.

      COST OF REVENUES AND GROSS PROFIT. Total cost of revenues for the three months ended March 31, 2004 was $2,529,000, a decrease of $839,000 or 25% from the comparable 2003 period. The gross profit for the three months ended March 31, 2004 was $877,000, a decrease of $259,000 or 23% from the comparable 2003 period. As a percentage of revenue, the gross profit margin was 26.1% for 2004, compared to 25.6% for the comparable 2003 period.

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

      Gross profit on Equipment Sales. For the three months ended March 31, 2004, the gross profit margin on equipment sales revenues decreased slightly to 30%, from 31% recorded during the comparable prior year period. The decrease was attributable to sales of parts to both end-users and to wholesalers, partly offset by increased profit margins on systems sales. Although we have experienced downward pressure on our sales pricing, as noted above, we have been focusing on lowering our product acquisition costs in order to maintain our gross margin levels. We expect continued pressure on our profit margins going forward.

      Gross profit on Services and Other Revenues. For the three months ended March 31, 2004, the gross profit margin on services and other revenues increased to 44%, from 30%. The increase was primarily attributable to higher profit margins on installations, and higher commissions earned on sales of Avaya maintenance contracts.

      Other Cost of Revenues: Other cost of revenues consists of product handling, purchasing and facility costs and expenses. For the three months ended March 31, 2004, these expenses were $47,000 or 18% lower than the comparable prior year period, however represented 7% of equipment sales revenues during the current period, compared to 6% of equipment sales revenues in 2003. The dollar reduction primarily resulted from personnel reductions implemented in January 2004.

      SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses for the three months ended March 31, 2004 were $1,210,000, a decrease of $65,000 or 5% from the comparable 2003 period. SG&A expenses, however, were 36% of revenues in 2004 as compared to 28% of revenues in 2003, which is attributable to the "fixed" nature of a significant portion of our SG&A. The decrease was attributable to lower depreciation and bad debt expenses, and lower office and other administrative expenses. In response to lower sales levels, we have been more tightly controlling expenses, and deferring expenditures where possible. The reduction in SG&A expenses was partly offset by a 9% increase in sales and marketing compensation, as we increased the size of our sales force in an effort to increase sales.
Given the unpredictability of the direction of future revenues, we will continue to monitor SG&A expenses and where possible, make certain expenses more variable in relation to sales volume.

      INTEREST EXPENSE AND OTHER INCOME. Interest expense for the three months ended March 31, 2004 was $6,000, compared with $2,000 for the comparable 2003 period. The increase was attributable to higher average borrowings. Other income for the three months ended March 31, 2004 was $1,000, compared with $2,000 for 2003, and consisted of interest earned on invested cash .

      PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended March 31, 2004 was $3,000, compared with $6,000 for the comparable 2003 period. The provision for income taxes represented estimated minimum state taxes in each period. We maintain a full valuation allowance against our net deferred tax assets, which consist primarily of net operating loss and capital loss carryforwards, and timing differences between the book and tax treatment of inventory and other asset valuations. Realization of these net deferred tax assets is dependent upon our ability to generate future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital, defined as current assets less current liabilities, was $2,790,000 at March 31, 2004, a decrease of $339,000 or 11% from
$3,129,000 at December 31, 2003. The working capital ratio was 2.3 to 1 at March 31, 2004, compared with 3.1 to 1 at December 31, 2003.

      Operating activities used $773,000 during the three months ended March 31, 2004. Net cash used by operating activities consisted of a net loss of $341,000 adjusted for non-cash items of $56,000, and net cash used by changes in operating assets and liabilities of $488,000. Net cash used by changes in operating assets and liabilities was primarily attributable to an increase in accounts receivable and inventories, partly offset by an increase in accounts payable and accrued expenses.

      Investing activities used $12,000 during the three months ended March 31, 2004 to fund capital expenditures.

      Financing activities provided $307,000 during the three months ended March 31, 2004, attributable to working capital borrowings under our revolving credit facility with BACC. On February 19, 2004, the BACC credit facility was extended for an additional one-year term with the following modifications: (i) the credit facility advance limit was increased from $1.5 million to $1.7 million; and (ii) the amount that could be advanced against eligible inventory was increased from $200,000 to $400,000. For additional information on the terms and conditions of the BACC credit facility, refer to our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

      As of March 31, 2004, our outstanding borrowings with BACC amounted to $304,679. The unused portion of the credit facility as of March 31, 2004
was $1,395,321, of which $877,828 was available to borrow.   The average
and highest amounts borrowed during the three months ended March 31, 2004 were approximately $152,000 and $361,000, respectively. We were in compliance with the provisions of our loan agreement as of March 31, 2004.

      As a result of our reduced revenues and employment levels, we early-terminated one building lease agreement covering 15,137 square feet of warehouse space (otherwise scheduled to expire December 31, 2004), and renegotiated the building lease on our main offices and distribution center, reducing our square footage under rent from approximately 35,000 square feet to approximately 25,000 square feet. These actions are estimated to reduce our 2004 building rental and operating costs by approximately $16,000 per month. Refer to Note 9, for further information on the new lease agreement.

      We are dependent upon generating positive cash flow from operations and upon our revolving credit facility to provide cash to satisfy working capital requirements. If the trend in operating losses continues, we would most likely not have the financial resources to sustain or fund our current level of operations. Further, no assurances can be given that we will have sufficient cash resources to finance future growth . Historically, our working capital borrowings have increased during periods of revenue growth. This is because our cash receipts cycle is longer than our cash disbursements cycle. Under the current lending agreement, we are prohibited from borrowing against receivables generated by systems sales until the systems are installed. Under these circumstances, we could run out of availability and/or require a higher credit line. In order to obtain additional financing, we may first need to demonstrate improved operating performance. No assurances can be given that we will have sufficient cash resources to finance possible future growth, and it may become necessary to seek additional financing sources for such purpose.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The discussion included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003 under the subheading "Critical Accounting Policies and Estimates" is still considered current and is hereby incorporated into this Quarterly Report on Form 10-Q.

RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS

      The discussion included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003 under the subheading "Risks, Uncertainties and Other Factors That May Affect Future Results" is still considered current and applicable, and is hereby incorporated into this Quarterly Report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The discussion included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2003, "Quantitative and Qualitative Disclosures About Market Risk", is still considered current and applicable, and is hereby incorporated into this Quarterly Report on Form 10-Q.

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

                        PART II.  OTHER INFORMATION.

ITEMS 1-5 have been omitted because there is nothing to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

      (a)   Exhibits:

            The following documents are filed as Exhibits to this Quarterly Report on Form 10-Q:

            10 (a) Agreement of Lease By and Between Fremont Prestige Park, LLC (Landlord) and Farmstead Telephone Group, Inc. (Tenant), dated March 23, 2004

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

                                       FARMSTEAD TELEPHONE GROUP, INC.

Dated:  May 12, 2004                   /s/ George J. Taylor, Jr.
                                       ------------------------------------
                                       George J. Taylor, Jr.
                                       Chief Executive Officer, President

Dated:  May 12, 2004                   /s/ Robert G. LaVigne
                                       ------------------------------------
                                       Robert G. LaVigne
                                       Executive Vice President,
                                       Chief Financial Officer