Form 10-Q
period 2004-06-30
FARMSTEAD TELEPHONE GROUP INC
filed 2004-08-12
CIK 804331

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the quarterly period ended June 30, 2004

                                     or

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


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No  [ ]

      Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes  [ ]    No  [X]

      As of July 31, 2004, the registrant had 3,315,638 shares of its $0.001 par value Common Stock outstanding.

                       TABLE OF CONTENTS TO FORM 10-Q


PART I. FINANCIAL INFORMATION
                                                                       Page
                                                                       ----

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)
         Consolidated Balance Sheets - June 30, 2004 and
          December 31, 2003                                              3
         Consolidated Statements of Operations - Three and
          Six Months Ended June 30, 2004 and 2003                        4
         Consolidated Statements of Cash Flows - Six Months
          Ended June 30, 2004 and 2003                                   5
         Notes to Consolidated Financial Statements                      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                             9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     13

ITEM 4.  CONTROLS AND PROCEDURES                                        13

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                              13

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                      13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            13

ITEM 5.  OTHER INFORMATION                                              13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               13

SIGNATURES                                                              14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       FARMSTEAD TELEPHONE GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS


                                                         June 30,     December 31,
(In thousands)                                               2004             2003
----------------------------------------------------------------------------------
                                                       (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                               $   311          $   827
  Accounts receivable, net                                  1,509            1,408
  Inventories, net                                          2,146            1,969
  Other current assets                                        392              447
----------------------------------------------------------------------------------
Total Current Assets                                        4,358            4,651
----------------------------------------------------------------------------------
Property and equipment, net                                   263              313
Other assets                                                  375              327
----------------------------------------------------------------------------------
Total Assets                                              $ 4,996          $ 5,291
==================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $ 1,253          $ 1,248
  Debt maturing within one year                               218                -
  Accrued expenses and other current liabilities              448              274
----------------------------------------------------------------------------------
Total Current Liabilities                                   1,919            1,522
----------------------------------------------------------------------------------
Other liabilities                                             535              478
----------------------------------------------------------------------------------
Total Liabilities                                           2,454            2,000
----------------------------------------------------------------------------------

Commitments and contingencies (Note 9)

Stockholders' Equity:
  Preferred stock, $0.001 par value;
   2,000,000 shares authorized;
   no shares issued and outstanding                             -                -
  Common stock, $0.001 par value; 30,000,000
   shares authorized; 3,315,638 and 3,311,601
   shares issued and outstanding at March 31, 2004
   June 30, 2004 and December 31, 2003, respectively            3                3
  Additional paid-in capital                               12,318           12,316
  Accumulated deficit                                      (9,751)          (8,996)
  Accumulated other comprehensive loss                        (28)             (32)
----------------------------------------------------------------------------------
Total Stockholders' Equity                                  2,542            3,291
----------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                $ 4,996          $ 5,291
==================================================================================

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                   For the Three          For the Six
                                                    Months Ended          Months Ended
                                                      June 30,              June 30,
                                                 -----------------     -----------------
(In thousands, except loss per share amounts)      2004       2003       2004       2003
----------------------------------------------------------------------------------------

Revenues:
  Equipment                                      $2,584     $3,053     $5,506     $7,080
  Services and other revenue                        305        817        789      1,294
----------------------------------------------------------------------------------------
  Total revenues                                  2,889      3,870      6,295      8,374

Cost of revenues:
  Equipment                                       1,970      2,109      4,016      4,886
  Services and other revenue                        189        597        461        930
  Other cost of revenues                            126        189        337        447
----------------------------------------------------------------------------------------
  Total cost of revenues                          2,285      2,895      4,814      6,263
----------------------------------------------------------------------------------------

Gross profit                                        604        975      1,481      2,111
Selling, general and administrative expenses      1,010      1,094      2,220      2,369
----------------------------------------------------------------------------------------

Operating loss                                     (406)      (119)      (739)      (258)
Interest expense                                     (6)        (8)       (12)       (10)
Other income                                          1          1          2          3
----------------------------------------------------------------------------------------

Loss before income taxes                           (411)      (126)      (749)      (265)
Provision for income taxes                            3          6          6         12
----------------------------------------------------------------------------------------
Net loss                                         $ (414)    $ (132)    $ (755)    $ (277)
========================================================================================

Basic and diluted net loss per common share:     $ (.12)    $ (.04)    $ (.23)    $ (.08)

Weighted average common shares outstanding:
  Basic                                           3,316      3,305      3,314      3,302
  Diluted                                         3,351      3,334      3,357      3,319
========================================================================================

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
               For the Six Months Ended June 30, 2004 and 2003


(In thousands)                                           2004        2003
-------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                              $(755)    $  (277)
  Adjustments to reconcile net loss to net cash
   flows used in operating activities:
    Provision for doubtful accounts receivable             18          16
    Provision for losses on inventories                    68          15
    Depreciation and amortization                          73          88
    Decrease in accumulated other comprehensive loss        4           -
    Changes in operating assets and liabilities:
    Increase in accounts receivable                      (119)       (784)
    Increase in inventories                              (245)        (65)
    Decrease (increase) in other assets                     7        (374)
    Increase in accounts payable                            5         323
    Increase (decrease) in accrued expenses and
     other current liabilities                            174         (38)
    Increase in other liabilities                          57          51
-------------------------------------------------------------------------
    Net cash used in operating activities                (713)     (1,045)
-------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property and equipment                     (23)        (24)
-------------------------------------------------------------------------
    Net cash used in investing activities                 (23)        (24)
-------------------------------------------------------------------------
Cash flows from financing activities:
  Borrowings under revolving credit line                  218         365
  Issuance of common stock                                  2           2
-------------------------------------------------------------------------
    Net cash provided by financing activities             220         367
-------------------------------------------------------------------------
Net decrease in cash and cash equivalents                (516)       (702)
Cash and cash equivalents at beginning of period          827         994
-------------------------------------------------------------------------
Cash and cash equivalents at end of period              $ 311     $   292
=========================================================================

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
  Interest                                              $  14     $     7
  Income taxes                                              4           4

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1.    BASIS OF PRESENTATION

      The consolidated financial statements presented herein consist of the accounts of Farmstead Telephone Group, Inc. and its wholly owned subsidiaries, FTG Venture Corporation (inactive) and InfiNet Systems, LLC (inactive). The accompanying consolidated financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. In the Company's opinion, the unaudited interim consolidated financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments that are necessary for a fair statement of results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be experienced for the entire fiscal year. This Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2.    OPERATIONS

      As presented in the consolidated financial statements contained in this report, the Company incurred a net loss of $414,000 for the quarter ended June 30, 2004, a net loss of $755,000 for the six months ended June 30, 2004, and has incurred substantial losses in each of the past three fiscal years. These losses have been primarily the result of significant declines in revenues over these periods, and some deterioration in profit margins. There is currently no clear indication that sales levels will significantly increase in the near term and, in fact, they could continue to decline. The Company has been restructuring its operations in order to align its operating expenses with its revenue levels. During 2004, these actions resulted in a reduction of 21% of its workforce, primarily operations and administrative positions. The Company is currently focusing on strategies to increase revenues, which may include a further diversification of its product offerings, and increasing the size of its sales force. The Company is also currently seeking out business partners interested in merging with the Company, as well as investment banking relationships to assist in obtaining capital to finance any mergers/acquisitions. With continuing softness in the demand for telecommunications products, growth through external means may be the quickest way for the Company to bolster revenues and operating results and achieve a more diverse product offering for its customers.

      On August 2, 2004, the Company received notification from Avaya, Inc. that, effective July 30, 2004, it was terminating the Authorized Remarketing Supplier aftermarket program (the "ARS Program") under which the Company sold "Classic Avaya(TM)" products. The Company will be allowed continued use of the Classic Avaya licensed trade mark for a period of 90 days from the termination date. Avaya is currently developing successor programs to the ARS Program, and the Company expects to be included in these programs. Since the beginning of 2004, in anticipation of the possible termination of the ARS Program, the Company has been selling "Farmstead Certified" refurbished equipment in addition to "Classic Avaya"- labeled equipment. The Company believes that the termination of the ARS Program will not have a material adverse impact on the Company.

3.    RECLASSIFICATIONS

      Certain amounts in the Consolidated Statement of Operations for the three and six months ended June 30, 2003 were reclassified to conform to the current period presentation.

4.    ACCOUNTS RECEIVABLE, NET


                                               June 30,    December 31,
      (Dollars in thousands)                       2004            2003
      -----------------------------------------------------------------

      Trade accounts receivable                  $1,484          $1,410
      Less: allowance for doubtful accounts         (67)            (80)
      -----------------------------------------------------------------
      Trade accounts receivable, net              1,417           1,330
      Other receivables                              92              78
      -----------------------------------------------------------------
      Accounts receivable, net                   $1,509          $1,408
      =================================================================

      Other receivables primarily consist of commissions, rebates and other dealer incentives due from Avaya, Inc., and are recorded in the consolidated financial statements when earned.

5.    INVENTORIES, NET


                                                            June 30,    December 31,
      (Dollars in thousands)                                    2004            2003
      ------------------------------------------------------------------------------

      Finished goods and spare parts                          $1,924          $1,817
      Work in process (a)                                        472             450
      Rental equipment                                            47              61
      ------------------------------------------------------------------------------
                                                               2,443           2,328
      Less: reserves for excess and obsolete inventories        (297)           (359)
      ------------------------------------------------------------------------------
      Inventories, net                                        $2,146          $1,969
      ==============================================================================

(a) Work in process inventories consist of used equipment requiring repair or refurbishing.

6.    DEBT MATURING WITHIN ONE YEAR

      On February 19, 2004, the Company's revolving credit facility with Business Alliance Capital Corporation ("BACC") was extended for an additional one-year term with the following modifications: (i) the credit facility advance limit was increased from $1.5 million to $1.7 million; and
(ii) the amount that could be advanced against eligible inventory was increased from $200,000 to $400,000. For additional information on the terms and conditions of the BACC credit facility, refer to the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

      As of June 30, 2004, outstanding borrowings with BACC were $218,000. The unused portion of the credit facility as of June 30, 2004 was $1,482,000, of which $451,000 was available to borrow. The average and highest amounts borrowed during the three months ended June 30, 2004 were approximately $166,000 and $401,000, respectively. The average and highest amounts borrowed during the six months ended June 30, 2004 were approximately $159,000 and $401,000, respectively. The Company was in compliance with the provisions of its loan agreement as of June 30, 2004.

7.    RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

      In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, an Amendment of FASB Statements No. 87, 88 and 106" ("SFAS No. 132"). SFAS No. 132 requires, for defined benefit pension plans and other defined postretirement benefit plans, additional disclosures regarding plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost, effective upon issuance. The Company adopted the annual disclosure requirements for the year ended December 31, 2003. The Company adopted the interim disclosure requirements in the first quarter of 2004, with current quarter disclosures provided in Note 10.

8.    STOCK OPTIONS

      The Company applies the disclosure only provisions of Financial Accounting Standards Board Statement ("SFAS") No. 123, "Accounting for Stock-based Compensation" ("SFAS 123") and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" for employee stock option awards. Had compensation cost for the Company's stock option plan been determined in accordance with the fair value-based method prescribed under SFAS 123, the Company's net loss and basic and diluted net loss per share would have approximated the pro forma amounts indicated below (dollars in thousands except per share amounts):


                                                      Three months ended    Six months ended
                                                           June 30,             June 30,
                                                      ------------------    ----------------
                                                       2004        2003      2004      2003
--------------------------------------------------------------------------------------------

Net loss, as reported                                 $(414)      $(132)    $(755)    $(277)
Add: Total stock-based employee compensation
 expense determined under fair value based
 method for all awards, net of related tax effects      (17)        (23)      (38)      (46)
-------------------------------------------------------------------------------------------
Pro forma net loss                                     (431)      $(155)     (793)    $(323)
Pro forma net loss per share:
  Basic and diluted                                   $(.13)      $(.05)    $(.24)    $(.10)
===========================================================================================

      The weighted-average fair value of options granted during the three and six months ended June 30, 2004 and 2003 was $.37 and $.47, respectively. The fair value of stock options used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for 2004 and 2003; expected volatility of 108% for 2004 and 113% for 2003; average risk-free interest rate of 3.30 % for 2004 and 2.78% for 2003; and an expected option holding period of 4.3 years for 2004 and 5.6 years for 2003.

9.    COMMITMENTS AND CONTINGENCIES

      Lease Agreements. On March 23, 2004, the Company entered into a new lease agreement on its corporate offices and distribution center located at 22 Prestige Park Circle, East Hartford, CT. This agreement replaced the Company's existing lease due to expire in December 2004. Under the new lease agreement, which became effective May 1, 2004, the Company is leasing 25,051 square feet for a 10-year, 8-month period expiring December 31, 2014. The lease contains one five-year renewal option. The lease also allows the Company the one-time option to terminate the lease without penalty on December 31, 2009. Minimum monthly rent will amount to $11,377 for 2004, $13,047 for years 2005 - 2009, and $13,569 for years 2010 - 2014.
The Company is additionally obligated to pay the lessor its proportionate share of the property operating costs at an amount equal to $1.20 per square foot, subject to a 2% annual increase.

      On March 31, 2004, the Company terminated, without penalty, its lease agreement on 15,137 square feet of warehouse space that was scheduled to expire December 31, 2004. The lease termination was effective April 1, 2004.

      Letter of Credit. In connection with the Company's revolving credit agreement with BACC, the Company issued a $300,000 irrevocable standby letter of credit ("LC") in favor of BACC. The LC can be drawn upon by BACC to satisfy any outstanding obligations under the Company's loan agreement ninety days after an event of default. The LC is secured by cash, and since this cash is restricted from use by the Company during the term of the LC, it has been classified under other current assets in the consolidated balance sheet at June 30, 2004 and December 31, 2003.

10.   EMPLOYEE BENEFIT PLANS

      The components of the net periodic benefit cost included in the results of operations for the three and six months ended June 30, 2004 and 2003 are as follows:


                                     Three months ended    Six months ended
                                          June 30,             June 30,
                                     ------------------    ----------------
      (Dollars in thousands)         2004          2003    2004        2003
      ---------------------------------------------------------------------

      Service cost                    $20           $17     $40         $35
      Interest cost                     9             7      18          15
      Recognized actuarial losses       2             -       4           -
      ---------------------------------------------------------------------
      Net expense                     $31           $24     $62         $50
      =====================================================================

11.   STOCKHOLDERS' EQUITY

      On May 7, 2004 the Company received notice from the American Stock Exchange (the "Amex" or the "Exchange") that it did not meet certain of the Exchange's continued listing standards as a result of having stockholders' equity less than $4 million and net losses in three out of its four most recent fiscal years, as set forth in Section 1003 (a) (ii) of the Amex Company Guide. The Company was afforded the opportunity to submit a plan of compliance to the Exchange and on June 15, 2004 presented its plan to the Exchange. On July 19, 2004 the Exchange notified the Company that it accepted its plan of compliance and granted the Company an extension of time to regain compliance with the continued listing standards. The Company will be subject to periodic review by Exchange Staff during the extension period which expires November 7, 2005. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the American Stock Exchange.

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

RESULTS OF OPERATIONS

      OVERVIEW. For the three months ended June 30, 2004, we recorded a net loss of $414,000 or $.12 per share on revenues of $2,889,000. This compares with a net loss of $132,000 or $.04 per share on revenues of $3,870,000 recorded for the three months ended June 30, 2003. For the six months ended June 30, 2004, we recorded a net loss of $755,000 or $.23 per share on revenues of $6,295,000. This compares with a net loss of $277,000 or $.08 per share on revenues of $8,374,000 recorded for the six months ended June 30, 2003. The operating results for 2004, as compared to the prior year periods, have resulted from significant declines in revenues, coupled with some deterioration in gross profit margins. There are several factors which have contributed to these declines. First, there is increased competition in the market areas that we serve, and this has led to continued sales price erosion and some loss of market share, particularly in the sale of parts, which we believe has become more of a commodity and subject to "price shopping" by customers. Our strategy to diversify our product offerings by selling complete systems and system upgrades has generated incremental revenues, but sales to date have not been consistent enough to compensate for the decline in parts sales. Second, our sales force has undergone significant turnover in the last two years, and the productivity ramp-up of new salespersons has taken longer than expected. Revenue growth is dependent upon a stable, and highly trained sales force. Third, we continue to believe that corporations are still cautious about capital equipment spending. We believe that equipment sales have been affected by the downsizing of many of our customers over the last few years, which resulted in excess equipment available for re-deployment in their operations. This has resulted in a decrease in both the number of orders received and their average order size. Although there have been some signs of improvement in our industry as evidenced by improved operating results from some of the key manufacturers, and increased sales quotation activities, our overall order flow has been below our expectations.

      During these tough times, we have been reorganizing our operations to properly size our business in relation to current revenue run-rates, while trying to preserve our key technical personnel that are critical to maintaining and growing a systems and services business. Our primary focus during 2004 has been on strategies to increase revenues while continuing close controls over operating expenses. However, there is currently no clear indication that sales levels will significantly increase in the near term and, in fact, they could continue to decline. In reaction to lower than expected revenue levels, during 2004 we reduced our workforce by 21%, primarily operations and administrative positions, but keeping key technical resources intact. We are currently seeking out business partners interested in merging with the Company, as well as investment banking relationships to assist in obtaining capital to finance any mergers/acquisitions. With continuing softness in the demand for telecommunications products, growth through external means may be the quickest way for the Company to bolster revenues and operating results and achieve a more diverse product offering for our customers. Additional information on major components of our operating performance for the three and six months ended June 30, 2004 follows below.

      REVENUES


                                          Three months ended    Six months ended
                                               June 30,             June 30,
                                          ------------------    ----------------
      (in thousands)                        2004        2003      2004      2003
      --------------------------------------------------------------------------

      Equipment:
      End-user equipment sales            $2,272      $2,661    $5,035    $6,283
      Equipment sales to resellers           312         392       471       797
      --------------------------------------------------------------------------
      Total equipment sales                2,584       3,053     5,506     7,080
      --------------------------------------------------------------------------

      Services:
        Installations                        189         651       520       934
        Rentals and repair                    35          32        71       139
      Other revenue                           81         134       198       221
      --------------------------------------------------------------------------
      Total services and other revenue       305         817       789     1,294
      --------------------------------------------------------------------------
      Consolidated revenues               $2,889      $3,870    $6,295    $8,374
      ==========================================================================

      Equipment Sales
      ---------------
      Total equipment sales for the three months ended June 30, 2004, were $2,584,000, a decrease of $469,000 or 15% from the comparable 2003 period. The decrease consisted of a $389,000 or 15% decline in end-user sales, and an $80,000 or 20% decline in equipment sales to resellers ("wholesale sales"). Total equipment sales for the six months ended June 30, 2004, were $5,506,000, a decrease of $1,574,000 or 22% from the comparable 2003 period. The decrease consisted of a $1,248,000 or 20% decline in end-user sales, and a $326,000 or 41% decline in wholesale sales. End user sales consist of both parts sales (new and refurbished), and systems sales (complete systems and system upgrades).

      Factors affecting end-user equipment sales for the three and six months ended June 30, 2004 are described in the "Overview" section above. Wholesale sales have been impacted by some of these same factors. In addition, our principal supplier of used equipment for resale into the wholesale market has significantly curtailed operations, thereby limiting our ability to acquire equipment at a low enough cost for profitable resale into the wholesale market.

      As a marketing tool to help generate future equipment revenues, we have developed an electronic commerce framework called "ECONNECT". For the six months ended June 30, 2004, approximately 5% of our equipment sales were processed through our on-line catalog. We have, however, signed agreements with two large aftermarket customers whom we will service through ECONNECT. We will be monitoring the effectiveness and leverage of this type of program as the year progresses.

      Services and Other Revenue
      --------------------------

      Services revenues for the three months ended June 30, 2004, were $224,000, a decrease of $459,000 or 67% from the comparable 2003 period. The decrease was attributable to lower installation revenues, which in turn partly resulted from a 13% decline in system sales compared to the prior year period. Services revenues for the six months ended June 30, 2004 were $591,000, down $482,000 or 45% from the comparable 2003 period. The decrease was attributable to (i) a 44% decline in installation revenues, which in turn partly resulted from a 20% decline in system sales compared to the prior year period; and (ii) a 49% decline in equipment rental and repair revenues. Equipment rental revenues are erratic and difficult to predict, since they tend to be project-oriented. An increase or decrease in installation revenues does not always coincide with the reported increase or decrease in system sales since installations may occur in different periods than the related system sale, and the Company may sell new systems or system upgrades without being contracted to perform the installation.

      Other revenue for the three and six months ended June 30, 2004 and 2003 consisted primarily of freight billed to customers on product shipments, and commissions earned from selling Avaya maintenance contracts. In these transactions we act as a sales agent of Avaya, and the service obligations are borne entirely by Avaya. Other revenue for the three months ended June 30, 2004 was $81,000, down $53,000 or 40% from the comparable 2003 period, primarily attributable to lower commissions earned on Avaya maintenance contracts. Other revenue for the six months ended June 30, 2004 was $198,000, down $23,000 or 10% from the comparable prior year period due to lower freight revenues and lower commissions earned on Avaya maintenance contracts.

      COST OF REVENUES AND GROSS PROFIT. Total cost of revenues for the three months ended June 30, 2004 was $2,285,000, a decrease of $610,000 or 21% from the comparable 2003 period. The gross profit for the three months ended

June 30, 2004 was $604,000, a decrease of $371,000 or 38% from the comparable 2003 period. As a percentage of revenue, the gross profit margin was 21% for 2004, compared to 25% for the comparable 2003 period.

      Total cost of revenues for the six months ended June 30, 2004 was $4,814,000, a decrease of $1,449,000 or 23% from the comparable 2003 period. The gross profit for the six months ended June 30, 2004 was $1,481,000, a decrease of $630,000 or 30% from the comparable 2003 period. As a percentage of revenue, the gross profit margin was 24% for 2004, compared to 25% for the comparable 2003 period.

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

      Gross Profit on Equipment Sales. For the three months ended June 30, 2004, the gross profit margin on equipment sales revenues decreased to 24%, from 31% recorded during the comparable prior year period. For the six months ended June 30, 2004, the gross profit margin on equipment sales revenues decreased to 27%, from 31% recorded during the comparable prior year period. The decrease in each period was attributable to lower profit margins on sales of parts to both end-users and to wholesalers, partly offset by increased profit margins on systems sales. In addition, the gross profit margin was negatively impacted in each current year period by charges to increase inventory valuation reserves - a $53,000 incremental increase for the current three-month period compared with the prior year, and a $43,000 incremental increase for the current six-month period compared with the prior year. As previously discussed, product demand conditions and increased competition has led to downward pressure on our sales pricing. We have been focusing on lowering our product acquisition costs in order to help stabilize our gross margin levels; however we expect continued pressure on our profit margins going forward.

      Gross Profit on Services and Other Revenues. For the three months ended June 30, 2004, the gross profit margin on services and other revenues increased to 38%, from 27% in the comparable prior year period. For the six months ended June 30, 2004, the gross profit margin on services and other revenues increased to 42%, from 28% in the comparable prior year period. The increase in each period was primarily attributable to higher profit margins on installation services.

      Other Cost of Revenues. Other cost of revenues consists of product handling, purchasing and facility costs and expenses. For the three months ended June 30, 2004, these expenses were 33% lower than the comparable prior year period, and represented 5% of equipment sales revenues during the current period, compared to 6% of equipment sales revenues in 2003. For the six months ended June 30, 2004, these expenses were 25% lower than the comparable prior year period, representing 6% of equipment sales revenues during both the current period and comparable prior year periods. The reduction in other cost of revenues primarily resulted from personnel reductions implemented in 2004 as well as planned reductions in facility costs and expenses. During the three and six months ended June 30, 2004, we incurred $7,000 and $25,000, respectively, in termination pay expense related to the personnel reductions.

      SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses for the three months ended June 30, 2004 were $1,010,000, a decrease of $84,000 or 8% from the comparable 2003 period. SG&A expenses for the six months ended June 30, 2004 were $2,220,000, a decrease of $149,000 or 6% from the comparable 2003 period. SG&A expenses, however, were 35% of revenues in each period of 2004 as compared to 28% of revenues in each period of 2003, which is attributable to the relative "fixed" nature of a significant portion of our SG&A. The decrease in SG&A expenses in each period was primarily attributable to (i) lower compensation expense from lower personnel levels and lower sales commissions; (ii) lower facility rental and operating costs as a result of a reduction in the number of square feet leased, and (iii) reductions in various other administrative expenses as a result of cost reduction initiatives. The decreases were partly offset by (i) higher marketing and other sales-related expenses;
(ii) higher costs associated with maintaining our ECONNECT on-line catalog;
(iii) higher insurance costs and (iv) lower earned Avaya dealer marketing rebates. During the three and six months ended June 30, 2004, we incurred $14,000 and $17,000, respectively, in termination pay expense related to personnel reduction initiatives.

      INTEREST EXPENSE AND OTHER INCOME. Interest expense for the three months ended June 30, 2004 was $6,000, compared with $8,000 for the comparable 2003 period. Interest expense for the six months ended June 30, 2004 was $12,000, compared with $10,000 for the comparable 2003 period. The fluctuations in interest expense period-over-period was attributable to changes in average borrowing levels. Other income consisted of interest earned on invested cash in all reported periods.

      PROVISION FOR INCOME TAXES. The provision for income taxes represents estimated minimum state taxes in all reported periods. We maintain a full valuation allowance against our net deferred tax assets, which consist primarily of net operating loss and capital loss carryforwards, and timing differences between the book and tax treatment of inventory and other asset valuations. Realization of these net deferred tax assets is dependent upon our ability to generate future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital, defined as current assets less current liabilities, was $2,439,000 at June 30, 2004, a decrease of $690,000 or 22% from
$3,129,000 at December 31, 2003. The working capital ratio was 2.3 to 1 at June 30, 2004, compared with 3.1 to 1 at December 31, 2003.

      Operating activities used $713,000 during the six months ended June 30, 2004. Net cash used by operating activities consisted of a net loss of $755,000 adjusted for non-cash expense items of $163,000, and net cash used by changes in operating assets and liabilities of $121,000. Net cash used by changes in operating assets and liabilities was primarily attributable to an increase in inventories and accounts receivable, partly offset by an increase in accrued expenses and other current liabilities.

      Investing activities used $23,000 during the six months ended June 30, 2004 to fund capital expenditures.

      Financing activities provided $220,000 during the six months ended June 30, 2004, primarily attributable to working capital borrowings under our revolving credit facility with BACC. On February 19, 2004, the BACC credit facility was extended for an additional one-year term with the following modifications: (i) the credit facility advance limit was increased from $1.5 million to $1.7 million; and (ii) the amount that could be advanced against eligible inventory was increased from $200,000 to $400,000. For additional information on the terms and conditions of the BACC credit facility, refer to our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

      As of June 30, 2004, outstanding borrowings with BACC were $218,000. The unused portion of the credit facility as of June 30, 2004 was $1,482,000, of which $451,000 was available to borrow. The average and highest amounts borrowed during the three months ended June 30, 2004 were approximately $166,000 and $401,000, respectively. The average and highest amounts borrowed during the six months ended June 30, 2004 were approximately $159,000 and $401,000, respectively. The Company was in compliance with the provisions of its loan agreement as of June 30, 2004.

      As a result of our reduced revenues and employment levels, we early-terminated one building lease agreement covering 15,137 square feet of warehouse space (otherwise scheduled to expire December 31, 2004), and renegotiated the building lease on our main offices and distribution center, reducing our square footage under rent from approximately 35,000 square feet to approximately 25,000 square feet. These actions are estimated to reduce our 2004 building rental and operating costs by approximately $16,000 per month. Refer to Note 9 for further information on the new lease agreement.

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

Item 4.  Submission of Matters to a Vote of Security Holders:

The proposals voted upon at the Company's Annual Meeting of Stockholders, held June 10, 2004, along with the voting results, were as follows:

      (1) Election of Directors: All nominees were elected: The results of the balloting were as follows:


                                       Votes        Votes
            Nominees                    For       Withheld
            ---------------------    ---------    --------

            George J. Taylor, Jr.    3,061,963    120,219
            Harold L. Hanson         3,061,893    120,289
            Hugh M Taylor            3,059,043    123,139
            Joseph J. Kelley         3,061,893    120,289
            Ronald P. Pettirossi     3,061,893    120,289

      (2) Ratification of the appointment of Carlin, Charron & Rosen LLP as independent auditors of the Company for the year ending December 31, 2004:
The proposal was approved with 3,116,263 votes for, 63,952 votes against, and 1,967 abstentions.

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

            31.1  Certification of the Chief Executive Officer, pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2  Certification of the Chief Financial Officer, pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1  Certification of the Chief Executive Officer, pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2  Certification of the Chief Financial Officer, pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K: On July 23, 2004 the Company filed a report on Form 8-K to report that on July 19, 2004 the Company received approval from the American Stock Exchange (the "Amex") on its plan to get back into compliance with the Amex's continued listing requirements, and to report that it was given an extension to November 7, 2005, subject to certain requirements, to achieve compliance with said listing requirements or be subject to delisting from the Amex.


                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FARMSTEAD TELEPHONE GROUP, INC.


Dated: August 12, 2004                 /s/ George J. Taylor, Jr.
                                       ----------------------------------
                                       George J. Taylor, Jr.
                                       Chief Executive Officer, President

Dated: August 12, 2004                 /s/ Robert G. LaVigne
                                       ----------------------------------
                                       Robert G. LaVigne
                                       Executive Vice President,
                                       Chief Financial Officer