Form 10-Q
period 2004-09-30
FARMSTEAD TELEPHONE GROUP INC
filed 2004-11-12
CIK 804331

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q

(Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934.

              For the quarterly period ended September 30, 2004

                                     or

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

      As of October 30, 2004, the registrant had 3,322,182 shares of its $0.001 par value Common Stock outstanding.

                       TABLE OF CONTENTS TO FORM 10-Q


PART I. FINANCIAL INFORMATION
                                                                       Page
                                                                       ----
ITEM 1.  FINANCIAL STATEMENTS (Unaudited)
         Consolidated Balance Sheets - September 30, 2004 and
          December 31, 2003                                              3
         Consolidated Statements of Operations - Three and Nine
          Months Ended September 30, 2004 and 2003                       4
         Consolidated Statements of Cash Flows - Nine Months Ended
          September 30, 2004 and 2003                                    5
         Notes to Consolidated Financial Statements                      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                             9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     14

ITEM 4.  CONTROLS AND PROCEDURES                                        14

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                              14

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS    14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            14

ITEM 5.  OTHER INFORMATION                                              14

ITEM 6.  EXHIBITS                                                       15

SIGNATURES                                                              15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       FARMSTEAD TELEPHONE GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS


                                                                      September 30,     December 31,
(In thousands)                                                                 2004             2003
----------------------------------------------------------------------------------------------------
                                                                       (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                              $   386          $   827
  Accounts receivable, net                                                 2,007            1,408
  Inventories, net                                                         1,840            1,969
  Other current assets                                                       343              447
-------------------------------------------------------------------------------------------------
Total Current Assets                                                       4,576            4,651
-------------------------------------------------------------------------------------------------
Property and equipment, net                                                  227              313
Other assets                                                                  95              327
-------------------------------------------------------------------------------------------------
Total Assets                                                             $ 4,898          $ 5,291
=================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $ 1,354          $ 1,248
  Debt maturing within one year                                              211                -
  Accrued expenses and other current liabilities                             399              274
-------------------------------------------------------------------------------------------------
Total Current Liabilities                                                  1,964            1,522
-------------------------------------------------------------------------------------------------
Other liabilities                                                            563              478
-------------------------------------------------------------------------------------------------
Total Liabilities                                                          2,527            2,000
-------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 9)

Stockholders' Equity:
  Preferred stock, $0.001 par value; 2,000,000 shares authorized;
   no shares issued and outstanding                                            -                -
  Common stock, $0.001 par value; 30,000,000 shares authorized;
   3,322,182 and 3,311,601 shares issued and outstanding at
   September 30, 2004 and December 31, 2003, respectively                      3                3
  Additional paid-in capital                                              12,320           12,316
  Accumulated deficit                                                     (9,926)          (8,996)
  Accumulated other comprehensive loss                                       (26)             (32)
-------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                 2,371            3,291
-------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                               $ 4,898          $ 5,291
=================================================================================================

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                    For the Three          For the Nine
                                                    Months Ended           Months Ended
                                                    September 30,          September 30,
                                                  -----------------     ------------------
(In thousands, except loss per share amounts)      2004       2003       2004       2003
------------------------------------------------------------------------------------------

Revenues:
  Equipment                                       $2,967     $2,945     $8,473     $10,025
  Services and other revenue                         371        350      1,160       1,644
------------------------------------------------------------------------------------------
  Total revenues                                   3,338      3,295      9,633      11,669
Cost of Revenues:
  Equipment                                        2,164      1,990      6,180       6,876
  Services and other revenue                         257        172        718       1,102
  Other cost of revenues                             113        187        450         634
------------------------------------------------------------------------------------------
  Total cost of revenues                           2,534      2,349      7,348       8,612
------------------------------------------------------------------------------------------
Gross profit                                         804        946      2,285       3,057
Selling, general and administrative expenses         980      1,080      3,200       3,449
------------------------------------------------------------------------------------------
Operating loss                                      (176)      (134)      (915)       (392)
Interest expense                                      (7)       (11)       (19)        (21)
Other income                                           2          3          4           6
------------------------------------------------------------------------------------------
Loss before income taxes                            (181)      (142)      (930)       (407)
Provision (benefit) for income taxes                  (6)         7          -          19
------------------------------------------------------------------------------------------
Net loss                                          $ (175)    $ (149)    $ (930)    $  (426)
==========================================================================================

Basic and diluted net loss per common share:      $ (.05)    $ (.04)    $ (.28)    $  (.13)

Weighted average common shares outstanding:        3,317      3,306      3,315       3,303
==========================================================================================

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
            For the Nine Months Ended September 30, 2004 and 2003


(In thousands)                                             2004       2003
---------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                $(930)     $(426)
  Adjustments to reconcile net loss to net cash flows
   used in operating activities:
    Provision for doubtful accounts receivable               24         25
    Provision for losses on inventories                      82         25
    Depreciation and amortization                           111        133
    Decrease in accumulated other comprehensive loss          6          -
    Changes in operating assets and liabilities:
    Increase in accounts receivable                        (623)      (146)
    Decrease (increase) in inventories                       47        (25)
    Decrease (increase) in other assets                      61       (352)
    Increase (decrease) in accounts payable                 106         (6)
    Increase (decrease) in accrued expenses and other
     current liabilities                                    125        (25)
    Increase in other liabilities                            85         77
--------------------------------------------------------------------------
    Net cash used in operating activities                  (906)      (720)
--------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property and equipment                       (25)       (60)
--------------------------------------------------------------------------
    Net cash used in investing activities                   (25)       (60)
--------------------------------------------------------------------------
Cash flows from financing activities:
  Borrowings under revolving credit line                    211        135
  Borrowing against cash value of insurance policy          275          -
  Issuance of common stock                                    4          2
--------------------------------------------------------------------------
    Net cash provided by financing activities               490        137
--------------------------------------------------------------------------
Net decrease in cash and cash equivalents                  (441)      (643)
Cash and cash equivalents at beginning of period            827        994
--------------------------------------------------------------------------
Cash and cash equivalents at end of period                $ 386      $ 351
==========================================================================

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                              $  20      $  18
    Income taxes                                              4          5

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1.  BASIS OF PRESENTATION

      The consolidated financial statements presented herein consist of the accounts of Farmstead Telephone Group, Inc. and its wholly owned subsidiaries, FTG Venture Corporation (inactive) and InfiNet Systems, LLC (inactive). The accompanying consolidated financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. In the Company's opinion, the unaudited interim consolidated financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments that are necessary for a
fair statement of results for the interim periods presented.   The results
of operations for the interim periods are not necessarily indicative of the results to be experienced for the entire fiscal year. This Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2.  OPERATIONS

      As presented in the consolidated financial statements contained in this report, the Company incurred a net loss of $175,000 for the quarter ended September 30, 2004, a net loss of $930,000 for the nine months ended September 30, 2004, and has incurred substantial losses in each of the past three fiscal years. These losses have been primarily the result of significant declines in revenues over these periods, with the exception of a 1% increase in revenues in the current year quarter over the comparable 2003 period, and some deterioration in profit margins. There is currently no clear indication that sales levels will significantly increase in the near term and, in fact, they could continue to decline. The Company has been restructuring its operations in order to align its operating expenses with its revenue levels. During 2004, these actions resulted in a reduction of 21% of its workforce, primarily operations and administrative positions. The Company is currently focusing on strategies to increase revenues, which may include a further diversification of its product offerings, and increasing the size of its sales force. The Company is also currently seeking out business partners interested in merging with the Company, as well as investment banking relationships to assist in obtaining capital to finance any mergers/acquisitions. In August, 2004, the Company engaged the services of a business consultant to evaluate the Company's current business model and operating performance, and assist in developing and implementing a strategic redirection. Effective October 1, 2004, the Company hired this individual in the capacity of President and Chief Executive Officer. For additional information refer to Note 12.

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

3.  RECLASSIFICATIONS

      Certain amounts in the Consolidated Statement of Operations for the three and nine months ended September 30, 2003 were reclassified to conform to the current period presentation.

4.  ACCOUNTS RECEIVABLE, NET


                                          September 30,     December 31,
(Dollars in thousands)                             2004             2003
------------------------------------------------------------------------

Trade accounts receivable                        $2,025           $1,410
Less: allowance for doubtful accounts               (73)             (80)
------------------------------------------------------------------------
Trade accounts receivable, net                    1,952            1,330
Other receivables                                    55               78
------------------------------------------------------------------------
Accounts receivable, net                         $2,007           $1,408
========================================================================

      Other receivables primarily consist of commissions, rebates and other dealer incentives due from Avaya, Inc., and are recorded in the consolidated financial statements when earned.

5.  INVENTORIES, NET


                                                       September 30,     December 31,
(Dollars in thousands)                                          2004             2003
-------------------------------------------------------------------------------------

Finished goods and spare parts                                $1,484           $1,817
Work in process (a)                                              403              450
Rental equipment                                                  46               61
-------------------------------------------------------------------------------------
                                                               1,933            2,328
Less: reserves for excess and obsolete inventories               (93)            (359)
-------------------------------------------------------------------------------------
Inventories, net                                              $1,840           $1,969
=====================================================================================

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

      As of September 30, 2004, outstanding borrowings with BACC were $210,600. The unused portion of the credit facility as of September 30, 2004 was $1,489,400, of which $1,010,994 was available to borrow. The average and highest amounts borrowed during the three months ended September 30, 2004 were approximately $201,000 and $350,000, respectively. The average and highest amounts borrowed during the nine months ended September 30, 2004 were approximately $173,000 and $401,000, respectively. The Company was in compliance with the provisions of its loan agreement as of September 30, 2004.

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


                                                      Three months ended     Nine months ended
                                                        September 30,          September 30,
                                                      ------------------     -----------------
                                                       2004       2003        2004       2003
----------------------------------------------------------------------------------------------

Net loss, as reported                                 $(175)     $(149)      $(930)     $(426)
Add: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects       (10)       (16)        (38)       (62)
---------------------------------------------------------------------------------------------
Pro forma net loss                                    $(185)     $(165)      $(968)      (488)
Pro forma net loss per share:
  Basic and diluted                                   $(.06)     $(.05)      $(.29)     $(.15)
=============================================================================================

      The fair value of stock options used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for 2004 and 2003; expected volatility of 50% for 2004 and 113% for 2003; average risk-free interest rate of
3.1 % for 2004 and 2.78% for 2003; and an expected option holding period of
3.5 years for 2004 and 5.6 years for 2003.

8.  RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

      Letter of Credit. In connection with the Company's revolving credit agreement with BACC, the Company issued a $300,000 irrevocable standby letter of credit ("LC") in favor of BACC. The LC can be drawn upon by BACC to satisfy any outstanding obligations under the Company's loan agreement
ninety days after an event of default.   The LC is secured by cash, and
since this cash is restricted from use by the Company during the term of the LC, it has been classified under other current assets in the consolidated balance sheet at September 30, 2004 and December 31, 2003.

10.  EMPLOYEE BENEFIT PLANS

      The components of the net periodic benefit cost included in the results of operations for the three and nine months ended September 30, 2004 and 2003 are as follows:


                                Three months ended     Nine months ended
                                  September 30,          September 30,
                                ------------------     -----------------
(Dollars in thousands)            2004     2003          2004     2003
------------------------------------------------------------------------

Service cost                      $20      $17          $60      $52
Interest cost                       9        7           26       22
Recognized actuarial losses         2        -            6        -
--------------------------------------------------------------------
Net expense                       $31      $24          $92      $74
====================================================================

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

12.  SUBSEQUENT EVENTS

      On October 1, 2004, Jean-Marc Stiegemeier was hired as the Company's new President and Chief Executive Officer, succeeding George J. Taylor, Jr., the Company's founder. Mr. Stiegemeier (the "Executive") was also appointed to the Company's Board of Directors. The Executive's employment agreement (the "Agreement") expires December 31, 2009. The Agreement includes the following key provisions: (i) an annual base salary of $300,000, which may be increased by the Board in its discretion or decreased by the Board under certain defined circumstances; (ii) a one-time special bonus of $37,500, $25,000 of which was payable October 1, 2004, with the balance payable in January 2005; (iii) an annual bonus of up to 100% of Executive's base salary based upon the attainment of a Board-approved earnings target for that year; and (iv) as an incentive to reduce the Company's "acquisition" costs, Executive would receive an "acquisition incentive bonus" equal to one percent (1%) of the Purchase Price, as defined in the Agreement, for each acquisition that is concluded during the term of this Agreement without any obligation by the Company to pay any fees, commissions or any other cash or equity-based compensation to any third party(ies) for or in connection with (a) the identification of the entity that is the subject of the acquisition; (b) the valuation of the acquisition or (c) the negotiation of the purchase price and other key business terms of the acquisition with the selling party or its representatives. Concurrent with the effective date of the Agreement, Executive was issued a Warrant to purchase up to Four Hundred Thousand (400,000) shares of common stock at fair market value. The Warrant is exercisable immediately and expires five years from the date of grant. The underlying common stock is unregistered as of the date of issuance of the warrant. The Executive was also granted an option to purchase up to Six Hundred Thousand (600,000) shares of common stock under the 2002 Stock Option Plan at an exercise price equal to the fair market value of the common stock. Three Hundred Thousand (300,000) shares are exercisable one year after the grant date, with the remainder exercisable two years after the grant date. The options expire ten years after the grant date.

      The Agreement also provides severance pay for the Executive during the term of the Agreement under certain circumstances. Should the Company terminate the agreement without "cause", or if the Executive terminates the Agreement "for good reason", or in the event the Executive resigns after a "change in control", as all are defined in the Agreement, then severance pay will equal three times the "Executive Compensation Amount" as defined. From August 16, 2004 to October 1, 2004, the Executive provided business consulting services to the Company for which the Executive received $53,714 in fees and expenses.

      On October 1, 2004, Mr. Taylor's employment agreement with the Company was modified ("Modified Agreement"), extending his "Active" employment period through December 31, 2007 and eliminating his "Limited" employment period. The Modified Agreement includes the following major provisions: (i) a base salary of $200,000 for 2005, increasing to $250,000 in 2006 and $300,000 in 2007; (ii) an annual bonus of up to 100% of Executive's base salary based upon the attainment of a Board-approved earnings target for that year; and (iii) an "acquisition incentive bonus" as described above for Executive. Mr. Taylor will continue to serve as Chairman of the Board.

13.  LOSS PER SHARE

      Basic loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the reporting periods. Options to purchase 1,899,782 shares of common stock at an average exercise price of $1.71, and 1,865,706 shares of common stock at an average exercise price of $1.73 were not included in the computation of diluted loss per share for the three months ended September 30, 2004 and 2003, respectively, because inclusion of these options would be antidilutive. Options to purchase 1,882,920 shares of common stock at an average exercise price of $1.71, and 1,849,565 shares of common stock at an average exercise price of $1.73 were not included in the computation of diluted loss per share for the nine months ended September 30, 2004 and 2003, respectively, because inclusion of these options would be antidilutive.

      On October 1, 2004, a Warrant to purchase up to Four Hundred Thousand (400,000) shares of common stock at fair market value was issued to the Company's new President and CEO. In addition, said individual was also granted an option to purchase up to Six Hundred Thousand (600,000) shares of common stock under the 2002 Stock Option Plan at an exercise price equal to the fair market value of the common stock. See Note 12.

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

RESULTS OF OPERATIONS

      OVERVIEW. For the three months ended September 30, 2004, we recorded a net loss of $175,000 or $.05 per share on revenues of $3,338,000. This compares with a net loss of $149,000 or $.04 per share on revenues of $3,295,000 recorded for the three months ended September 30, 2003. For the nine months ended September 30, 2004, we recorded a net loss of $930,000 or $.28 per share on revenues of $9,633,000. This compares with a net loss of $426,000 or $.13 per share on revenues of $11,669,000 recorded for the nine months ended September 30, 2003.

      Although third quarter 2004 revenues were 1% higher than the prior year period, we experienced a decline in our gross profit margin from 29% in 2003 to 24% in the current year quarter. For the nine months ended September 30, 2004, we experienced a 17% decline in revenues, and our gross profit margin declined to 24%, from 26% in the prior year period. There are several factors which have contributed to these results. First, there is increased competition in the market areas that we serve, and this has led to continued sales price erosion and some loss of market share, particularly in the sale of parts, which we believe has become more of a commodity and subject to "price shopping" by customers. Our strategy to diversify our product offerings by selling complete systems and system upgrades has generated incremental revenues, but sales to date have not developed enough to compensate for the decline in parts sales. Second, our sales force has undergone significant turnover in the last two years, and the productivity ramp-up of new salespersons has taken longer than expected. Revenue growth is dependent upon a stable, and highly trained sales force. Third, we continue to believe that corporations are still cautious about capital equipment spending. We believe that equipment sales have been affected by the downsizing of many of our customers over the last few years, which resulted in excess equipment available for re-deployment in their operations. Although there have been some signs of improvement in our industry as evidenced by improved operating results from some of the key manufacturers, and increased sales quotation activities, our overall order flow has been below our expectations.

      During these tough times, we have been reorganizing our operations to properly size our business in relation to current revenue run-rates, while trying to preserve our key technical personnel that are critical to maintaining and growing a systems and services business. Our primary focus during 2004 has been on strategies to increase revenues while continuing close controls over operating expenses. However, there is currently no clear indication that sales levels will significantly increase in the near term and, in fact, they could continue to decline. In reaction to lower than expected revenue levels, during the first six months of 2004 we reduced our workforce by 21%, primarily operations and administrative positions, but keeping key technical resources intact. We are currently seeking out business partners interested in merging with the Company, as well as investment banking relationships to assist in obtaining capital to finance any mergers/acquisitions.

      In August, 2004, the Company engaged the services of a business consultant to evaluate the Company's current business model and operating performance, and assist in developing and implementing a strategic redirection. Effective October 1, 2004, the Company hired this individual, Mr. Jean-Marc Stiegemeier, in the capacity of President and Chief Executive Officer. Mr. Stiegemeier has extensive executive management experience in the telecommunications industry. From 2002 to 2004 he was a business consultant, advising companies on strategic redirections and turnarounds. He also served on the board of directors for certain of these companies. From 1997-2001, he was associated with Exp@nets Inc., a voice and data solutions provider, serving in various capacities including President and Director. Prior thereto, Mr. Stiegemeier served as Chairman and CEO of Franklin Industries Inc., Lucht, Inc., Ships Entertainment, Inc, California-Telamerica Inc., Morrow Optical, Inc., and Telamerica, Inc. He was also the President of Honeywell-Telamerica.

      Additional information on major components of our operating performance for the three and nine months ended September 30, 2004 follows below.

REVENUES


                                     Three months ended     Nine months ended
                                       September 30,          September 30,
                                     ------------------     -----------------
(in thousands)                        2004       2003        2004       2003
-----------------------------------------------------------------------------

Equipment:
End-user equipment sales             $2,356     $2,615      $7,391     $ 8,898
Equipment sales to resellers            611        330       1,082       1,127
------------------------------------------------------------------------------
Total equipment sales                 2,967      2,945       8,473      10,025
------------------------------------------------------------------------------

Services:
  Installations                         262        155         782       1,089
  Rentals and repair                     48         46         119         185
Other revenue                            61        149         259         370
------------------------------------------------------------------------------
Total services and other revenue        371        350       1,160       1,644
------------------------------------------------------------------------------
Total revenues                       $3,338     $3,295      $9,633     $11,669
==============================================================================

      Equipment Sales
      ---------------

      Total equipment sales for the three months ended September 30, 2004, were approximately 1% higher than the comparable 2003 period. The increase consisted of a $281,000 or 85% increase in sales to equipment resellers ("wholesale sales"), partly offset by a $259,000 or 10% decrease in end-user equipment sales. Total equipment sales for the nine months ended September 30, 2004, were 15% below the comparable 2003 period. The decrease consisted of a $1,507,000 or 17% decline in end-user sales, and a
$45,000 or 4% decline in wholesale sales.   End user sales consist of both
parts sales (new and refurbished), and systems sales (complete systems and system upgrades).

      Factors affecting end-user equipment sales for the three and nine months ended September 30, 2004 are also described in the "Overview" section above. Wholesale sales have been impacted by some of these same factors. Although our principal supplier of used equipment for resale into the wholesale market has significantly curtailed operations, thereby limiting our ability to acquire equipment at a low enough cost for profitable resale into the wholesale market, we have been pursuing partnering arrangements with other equipment dealers as a means to bolster equipment revenues. As a marketing tool to help generate future equipment revenues, we have also developed an electronic commerce framework called "ECONNECT". For the nine months ended September 30, 2004, approximately 4% of our equipment sales were processed through this on-line catalog.

      Services and Other Revenue
      --------------------------

      Service revenues for the three months ended September 30, 2004, were approximately 54% higher than the comparable 2003 period. The increase was primarily attributable to higher installation revenues, which in turn is attributable to increased systems sales from the comparable prior year period. Services revenues for the nine months ended September 30, 2004 were 29% below the comparable 2003 period. The decrease was attributable to (i) a 28% decline in installation revenues, although systems sales were approximately 1% higher than the prior year period and (ii) a 36% decline in equipment rental and repair revenues. An increase or decrease in installation revenues does not always coincide with the reported increase or decrease in system sales since installations may occur in different periods than the related system sale, and the Company may sell new systems or system upgrades without being contracted to perform the installation. Equipment rental revenues are irregular and difficult to predict, since they tend to be project-oriented.

      Other revenue for the three and nine months ended September 30, 2004 and 2003 consisted primarily of freight billed to customers on product shipments, and commissions earned from selling Avaya maintenance contracts. In the sale of Avaya maintenance contracts, we act as a sales agent of Avaya, and the service obligations are borne entirely by Avaya. Other revenue for the three months ended September 30, 2004 was 59% below the comparable 2003 period, attributable to lower commissions earned on Avaya maintenance contracts. Other revenue for the nine months ended September 30, 2004 was 30% below the comparable prior year period due to lower commissions earned on Avaya maintenance contracts and to lower freight revenues.

      COST OF REVENUES AND GROSS PROFIT. Total cost of revenues for the three months ended September 30, 2004 was $2,534,000, an increase of 8% from the comparable 2003 period. The gross profit for the three months ended September 30, 2004 was $804,000, a decrease of 15% from the comparable 2003 period. As a percentage of revenue, the gross profit margin was 24% for 2004, compared to 29% for the comparable 2003 period.

      Total cost of revenues for the nine months ended September 30, 2004 was $7,348,000, a decrease of 15% from the comparable 2003 period. The gross profit for the nine months ended September 30, 2004 was $2,285,000, a decrease of 25% from the comparable 2003 period. As a percentage of revenue, the gross profit margin was 24% for 2004, compared to 26% for the comparable 2003 period.

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

      Gross Profit on Equipment Sales. For the three months ended September 30, 2004, the gross profit margin on equipment sales revenues was 27%, compared to 32% recorded during the comparable prior year period. For the nine months ended September 30, 2004, the gross profit margin on equipment sales revenues was 27%, compared to 31% recorded during the comparable prior year period. The decrease in each period was attributable to lower profit margins on sales of parts to both end-users and to wholesalers, partly offset by increased profit margins on systems sales.
As previously discussed, product demand conditions and increased competition has led to downward pressure on our sales pricing. We expect continued pressure on our profit margins going forward.

      Gross Profit on Services and Other Revenues. For the three months ended September 30, 2004, the gross profit margin on services and other revenues was 31%, compared to 51% in the comparable prior year period. The decreased gross profit margin was attributable to lower maintenance contract commissions. For the nine months ended September 30, 2004, the gross profit margin on services and other revenues was 38%, compared to 33% in the comparable prior year period. The increased gross profit margin was primarily attributable to higher profit margins on installation services.

      Other Cost of Revenues. Other cost of revenues consists of product handling, purchasing and facility costs and expenses. For the three months ended September 30, 2004, these expenses were 40% lower than the comparable prior year period, and represented approximately 4% of equipment sales revenues during the current period, compared to 6% of equipment sales revenues in 2003. For the nine months ended September 30, 2004, these expenses were 29% lower than the comparable prior year period, representing 5% of equipment sales revenues compared to 6% of equipment sales revenues in 2003. The reduction in other cost of revenues primarily resulted from personnel reductions implemented during 2004 as well as planned reductions in facility costs and expenses. During the nine months ended September 30, 2004, we incurred $25,000 in termination pay expense related to the personnel reductions.

      SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses for the three months ended September 30, 2004 were $980,000, a decrease of 9% from the comparable 2003 period. SG&A expenses were 29% of revenues for the current three-month period as compared to 33% of revenues in 2003. SG&A expenses for the nine months ended September 30, 2004 were $3,200,000 a decrease of 7% from the comparable 2003 period. SG&A expenses were 33% of revenues for the current nine-month period as compared to 30% of revenues
in 2003.   The decrease in SG&A expenses in each period was primarily attributable to (i) lower compensation expense from lower personnel levels and lower sales commissions; (ii) lower facility rental and operating costs as a result of a reduction in the number of square feet leased, and (iii) reductions in various other administrative expenses as a result of cost reduction initiatives. The decreases were partly offset by higher marketing expenses, including costs associated with maintaining our ECONNECT on-line catalog, and lower earned Avaya dealer marketing rebates. In addition, we incurred $64,000 in outside business consulting fees and expenses. During the nine months ended September 30, 2004, we also incurred $17,000 in termination pay expense related to personnel reduction initiatives.

      INTEREST EXPENSE AND OTHER INCOME. Interest expense for the three months ended September 30, 2004 was $7,000, compared with $11,000 for the comparable 2003 period. Interest expense for the nine months ended September 30, 2004 was $19,000, compared with $21,000 for the comparable 2003 period. The fluctuations in interest expense period-over-period were attributable to changes in average borrowing levels. Other income consisted of interest earned on invested cash in all reported periods.

      PROVISION (BENEFIT) FOR INCOME TAXES. The provision for income taxes represents estimated minimum state taxes in all reported periods. For the three and nine months ended September 30, 2004, these minimum taxes were reduced by an $8,000 overaccrual of prior year state taxes. We maintain a full valuation allowance against our net deferred tax assets, which consist primarily of net operating loss and capital loss carryforwards, and timing differences between the book and tax treatment of inventory and other asset valuations. Realization of these net deferred tax assets is dependent upon our ability to generate future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital, defined as current assets less current liabilities, was $2,612,000 at September 30, 2004, a decrease of $517,000 or 17% from $3,129,000 at December 31, 2003. The working capital ratio was 2.3 to 1 at September 30, 2004, compared with 3.1 to 1 at December 31, 2003.

      Operating activities used $906,000 during the nine months ended September 30, 2004. Net cash used by operating activities consisted of a net loss of $930,000 adjusted for non-cash expense items of $223,000, and net cash used by changes in operating assets and liabilities of $199,000. Net cash used by changes in operating assets and liabilities was primarily attributable to an increase in accounts receivable, partly offset by an increase in accounts payable and accrued expenses.

      Investing activities used $25,000, net of disposals, during the nine months ended September 30, 2004 to fund capital expenditures.

      Financing activities provided $490,000 during the nine months ended September 30, 2004, primarily attributable to working capital borrowings under our revolving credit facility with BACC, and borrowings against the cash value of an insurance policy. On February 19, 2004, the BACC credit facility was extended for an additional one-year term with the following modifications: (i) the credit facility advance limit was increased from $1.5 million to $1.7 million; and (ii) the amount that could be advanced against eligible inventory was increased from $200,000 to $400,000. For additional information on the terms and conditions of the BACC credit facility, refer to our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003. As of September 30, 2004, outstanding borrowings with BACC were $210,600. The unused portion of the credit facility as of September 30, 2004 was $1,489,400, of which
$1,010,994 was available to borrow.   The average and highest amounts
borrowed during the three months ended September 30, 2004 were approximately $201,000 and $350,000, respectively. The average and highest amounts borrowed during the nine months ended September 30, 2004 were approximately $173,000 and $401,000, respectively. We were in compliance with the provisions of our loan agreement as of September 30, 2004.

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

      We are dependent upon generating positive cash flow from operations and upon our revolving credit facility to provide cash to satisfy working capital requirements. If the trend in operating losses continues, we would most likely not have the financial resources to sustain or fund our current level of operations. Historically, our working capital borrowings have increased during periods of revenue growth. This is because we pay our vendors over a shorter time period than the period in which we collect our accounts receivable. Under the current lending agreement, we are prohibited from borrowing against receivables generated by systems sales until the systems are installed. Under these circumstances, we could run out of availability and/or require a higher credit line. In order to obtain additional financing, we may first need to demonstrate improved operating performance. No assurances can be given that we will have sufficient cash resources to finance possible future growth, and it may become necessary to seek additional financing sources for such purpose.

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

ITEM 4.  CONTROLS AND PROCEDURES.

      (a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief (principal) Executive Officer and Chief (principal) Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      An evaluation was conducted by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms.

      (b) Changes in Internal Controls. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                        PART II.  OTHER INFORMATION.

ITEMS 1, 2, 3, and 4 have been omitted because there is nothing to report or they are inapplicable.

ITEM 5.  OTHER INFORMATION.

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

      On August 5, 2004 the Company filed a report on Form 8-K to report that effective July 30, 2004 Avaya terminated the Authorized Remarketing Supplier aftermarket program (the "ARS Program") under which the Company sold "Classic Avaya(TM)" products. The Company will be allowed continued use of the Classic Avaya licensed trade mark for a period of 90 days from the termination date.

      On October 6, 2004 the Company filed a report on Form 8-K to report the appointment of Jean-Marc Stiegemeier as the Company's new President and Chief Executive Officer, succeeding George J. Taylor, Jr., the Company's founder. The Company also reported that it had entered into an employment agreement with Mr. Stiegemeier through December 31, 2009, and amended the employment agreement currently in effect with George J. Taylor, Jr. See
Note 12, "Subsequent Events", to the consolidated financial statements contained herein for additional information.

ITEM 6.  EXHIBITS.

      The following documents are filed as Exhibits to this Quarterly Report on Form 10-Q:

      4(a) Warrant to Purchase common stock of Farmstead Telephone Group, Inc. issued to Jean-Marc Stiegemeier October 1, 2004 [Exhibit 4(a) to the Form 8-K Current Report filed October 6, 2004]

      10(a) Employment Agreement dated October 1, 2004 between Farmstead Telephone Group, Inc. and Jean-Marc Stiegemeier. [Exhibit 10(a) to the Form 8-K Current Report filed October 6, 2004]

      10(b) Fourth Addendum to that Certain Employment Agreement Between Farmstead Telephone Group, Inc. and George J. Taylor, Jr. Dated as of January 1, 1998 as Amended by that Certain Restated First Addendum Dated as of August 1, 2001; as Further Amended by that Certain Second Addendum Dated as of January 1, 2003; and as Further Amended by that Certain Third Addendum Dated as of January 1, 2004. [Exhibit 10(b) to the Form 8-K Current Report filed October 6, 2004]

      10(c) Agreement between Farmstead Telephone Group, Inc. and Jean-Marc Stiegemeier dated August 16, 2004.

      31.1 Rule 13a-14(a) or 15d-14(a) Certification of the Chief Executive Officer.

      31.2 Rule 13a-14(a) or 15d-14(a) Certification of the Chief Financial Officer.

      32.1 Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FARMSTEAD TELEPHONE GROUP, INC.


Dated:  November 12, 2004              /s/ George J. Taylor, Jr.
                                       ------------------------------------
                                       George J. Taylor, Jr.
                                       Chief Executive Officer, President
                                       (through September 30, 2004)

Dated:  November 12, 2004              /s/ Robert G. LaVigne
                                       ------------------------------------
                                       Robert G. LaVigne
                                       Executive Vice President, Chief
                                       Financial Officer