Form 10-K/A
period 2003-12-31
FARMSTEAD TELEPHONE GROUP INC
filed 2005-01-25
CIK 804331

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-K/A
                              (Amendment No. 1)

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

                               EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed to amend the form of certifying language contained in Exhibits 31.1 and 31.2 to registrant's Form 10-K for the year ended December 31, 2003, filed March 26, 2004 (the "Original 10-K") as required by SEC Release number 33-8238. This Amendment No. 1 on Form 10-K/A does not otherwise alter the disclosures set forth in the Original 10-K.

                              TABLE OF CONTENTS


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