Form 10-K
period 2004-12-31
FARMSTEAD TELEPHONE GROUP INC
filed 2005-04-07
CIK 804331

===========================================================================
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                  FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price on the last business day of the registrant's most recently completed second fiscal quarter, was $1,276,624.

As of March 31, 2005, the registrant had 3,322,182 shares of $0.001 par value Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held July 14, 2005 are incorporated by reference into
Part III, Items 10 through 14 hereof. Certain exhibits filed with this registrant's prior registration statements and forms 10-K are incorporated by reference into Part IV of this Report.

===========================================================================


                       TABLE OF CONTENTS TO FORM 10-K

                                   PART I

                                                                       Page
                                                                       ----

ITEM 1.    BUSINESS                                                      3
ITEM 2.    PROPERTIES                                                    8
ITEM 3.    LEGAL PROCEEDINGS                                             8
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           8

                                   PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
           MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES             8
ITEM 6.    SELECTED FINANCIAL DATA                                       9
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                           9
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK   20
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  20
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                          20
ITEM 9A.   CONTROLS AND PROCEDURES                                      20
ITEM 9B.   OTHER INFORMATION                                            20

                                  PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT           20
ITEM 11.   EXECUTIVE COMPENSATION                                       20
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS                   21
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               21
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES                       21

                                   PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                   21

SIGNATURES                                                              22

PART I
ITEM 1. BUSINESS

GENERAL

      Farmstead Telephone Group, Inc. ("Farmstead", the "Company", "we", or "our") was incorporated in Delaware in 1986. We are principally engaged as a provider of new and used Avaya, Inc. ("Avaya") business telecommunications parts, complete systems, and services. From December 1998 to the program's termination in July 2004, we provided refurbished "Classic Lucent(TM) " and "Classic Avaya(TM) " telecommunications equipment pursuant to an "Authorized Remarketing Supplier Program" with Lucent Technologies and Avaya. Since the termination of this program we have continued to supply refurbished equipment to our customers. We also offer Avaya's full-line of new telecommunications parts and complete systems as an Avaya-certified "Gold Dealer". Our service revenues are under the aegis of our "2 Star" Avaya Services Agreement. Our product offerings are primarily customer premises-based private switching systems and peripheral products, including voice messaging products. We also provide telecommunications equipment installation, repair and refurbishing, short-term rental, inventory management, and related value-added services. A portion of our revenues is also derived from the sale of Avaya maintenance contracts. We sell our products and services to large and mid-size, multi-location businesses, as well as to small businesses, government agencies, and other equipment resellers.

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

      Our revenue has declined significantly over the past several years. Revenue for the years ended December 31, 2004, 2003, and 2002 was $12.34 million, $14.9 million, and $19.46 million, respectively. The decline in revenue and profit margins has been primarily attributable to reduced business spending by our larger customers on enterprise communications equipment coupled with intense competition between the Company and other telecommunications equipment dealers and aftermarket resellers. The decline in revenue and profit margins has also been the prime contributor to our net losses for the years ended December 31, 2004, 2003, and 2002 of $1,424,000, $709,000, and $2,530,000, respectively. Accordingly, we tried to reduce our losses and return to profitability through cost reductions and by broadening our product offerings. Cost reductions alone, however, were not enough to offset the impact of continued revenue declines.

      Business Reorganization. During the third and fourth quarters of 2004, we engaged the services of two independent business consultants to evaluate our current business model and operating performance, and assist in developing and implementing a strategic redirection. Effective October 1, 2004, we hired the first of these individuals, Mr. Jean-Marc Stiegemeier, as our new President and Chief Executive Officer. On January 15, 2005, we hired the second consultant, Mr. Alfred Stein, as an Executive Vice President, responsible for sales operations. On March 1, 2005 we hired Mr. Nevelle Johnson as an Executive Vice President , responsible for the implementation of our SMB Program as further described below. Refer to Item 1, "Executive Officers and Significant Employees of the Registrant" for information on these persons' qualifications.

      In the fourth quarter of 2004 we began implementing a strategic redirection, which is principally based upon building a larger and more highly qualified sales force, and diversifying the Company's product offerings and targeted customers. The business strategy is to transition to a full communications solutions provider, becoming less dependent on parts sales, and developing more sources of recurring revenues, such as through installation and maintenance services. We plan to expand our product offerings beyond traditional voice communications products by offering Internet Protocol, or IP, telephony products and unified communications products including voice messaging, and we plan to expand our customer base and revenues by targeting the small to medium-sized (under 200 employees) business market ("SMB"). As further described in the "Overview" section of
Item 7, and in the "Relationship with Avaya Inc." section of Item 1, in March 2005 we entered into a pilot program with Avaya designed to generate incremental SMB revenues. We believe that this is the fastest growing segment of the telecommunications systems business. On March 1, 2005 we launched an SMB program that is targeting this customer base and, in March 2005 we hired an additional 23 experienced sales professionals that have been deployed in 12 states and 22 cities nationally. We intend to hire additional sales professionals during 2005 to meet our 2005 SMB revenue expectations.

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

      Equipment sales consist of both new and refurbished parts (commonly referred to as "aftermarket" sales), complete systems and software applications. Aftermarket parts primarily consist of telephone sets and circuit packs, and other system accessories such as headsets, consoles, speakerphones and paging systems. Equipment sales revenues accounted for approximately 89%, 87%, and 89% of total revenues in 2004, 2003, and 2002 respectively.

      SERVICES AND OTHER REVENUE
      --------------------------

      We are committed to respond to our customers' service or project-oriented telecommunications needs, and believe these services help differentiate us from our competitors, as well as contribute to longer-lasting customer relationships and incremental equipment sales. Services include:

      Installation Services: We use Avaya and other equipment installation companies on a subcontract basis to install telecommunication parts and systems nationwide, as well as to perform equipment moves, adds and changes.

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

      Other Revenue: A portion of our revenues is derived from commissions received on the sale of Avaya communications equipment maintenance contracts. In these transactions, once the contract is executed, we receive a one-time commission, and all future service obligations are borne entirely by Avaya.

      Service revenues accounted for 8%, 10% and 9% of total revenues in 2004, 2003 and 2002, respectively, primarily attributable to installation services. Other revenues accounted for 3%, 3% and 2% of revenues in 2004, 2003 and 2002, respectively.

RELATIONSHIP WITH AVAYA INC.

      Avaya is one of the leading providers of communications products in the United States. Avaya provides support to its dealer network and to the telecommunications equipment aftermarket by providing installation and maintenance services, technical and marketing support. Avaya also provides up to a one-year warranty on its products.

      We are currently one of several hundred independent companies in the United States who are authorized "Dealers" of Avaya products and services. We are an Avaya-certified Gold Dealer, selling new voice and data systems and applications nationwide. Gold Dealer status also allows us certain product purchasing discounts, and participation in incentive rebate programs based upon purchasing volume and other cash incentive programs connected with eligible business development and marketing initiatives. We are also a "2 Star" Services partner selling Avaya installation, maintenance, and moves, adds and changes (MAC) products. Our various dealer agreements with Avaya principally contain language governing the products we are authorized to sell, the territories in which we can sell these products, our price structure under which we are charged for purchases of their products for resale, the level of technical product knowledge we are required to maintain, and product warranty and support provisions. No agency relationship has been created in these agreements. These provisions apply to the sale of both new and used products.

      Until July 2004, we also had separate agreements with Avaya which granted us a license to sell used equipment branded with a "Classic Avaya" label. Under these agreements, we refurbished equipment to "like new" condition under their quality standards, remarketing the finished product as "Classic Avaya" equipment. This process was under the umbrella of an "Authorized Remarketing Supplier" aftermarket program (initiated by Avaya's predecessor, Lucent Technologies several years ago), in which we were one of only five other companies nationwide authorized to refurbish and resell Avaya product under their "Classic" trademark. As consideration for this right, we paid Lucent/Avaya a license fee, calculated as a percentage (which varied over the term of the agreement) of the sales price of equipment sold with the "Classic" label. Effective July 30, 2004, Avaya terminated this program, and we discontinued affixing their label to the used equipment that we sell. We recorded in cost of revenues approximately $110,000, $323,000, and $507,000 of fee expense in 2004, 2003 and 2002, respectively. The revenues generated and subject to these license fees approximated 11% (21% at the time of contract termination), 29% and 33% of total revenues for 2004, 2003 and 2002, respectively. We do not believe that the termination of this program has had, or will have, a material adverse impact on our operations. Since the beginning of 2004, in anticipation of this program winding down, we started selling refurbished equipment branded with our own "Farmstead Certified" label for which we have received widespread customer acceptance since Avaya will maintain and service this equipment. In addition, we expect to enter into other revenue-generating programs with Avaya, as further noted below.

      Since the beginning of 2005, we have been working with Avaya to structure a "strategic alliance" that would allow us to launch a nationwide effort to sell Avaya SMB products and services. Effective March 1, 2005 we concluded a non-binding agreement to commence a "pilot program", obtaining authorization to market SMB products and services nationally. The purpose of the program is to enable Avaya, and our Company, to increase market share of SMB products and services. Under this trial agreement, Avaya will provide marketing leads and other marketing and technical support, and we will provide the direct sales team to generate sales in the authorized territory. To this end, in March 2005 we hired 23 former Avaya sales and support professionals and launched our SMB program. The pilot program agreement may be terminated by either party upon 30 days prior notice.

MARKETING AND CUSTOMERS

      We market our product offerings nationally through a direct sales staff, which includes salespersons located along the Eastern seaboard, and other areas of the country. Since 1999, we have also marketed Avaya products through a call center operation. Our customers range from large and mid-sized, multi-location corporations, to small companies, and to equipment wholesalers, dealers, and government agencies and municipalities. End-user customers accounted for approximately 87%, 91% and 83% of our total revenues in 2004, 2003 and 2002, respectively, while sales to dealers and other resellers accounted for approximately 13%, 9% and 17% of revenues during the same respective periods. During the years ended December 31, 2004, 2003 and 2002, no single customer accounted for more than 10% of revenues. We do not consider our business to be seasonal.

COMPETITION

      We operate in a highly competitive marketplace. Over the years, our marketplace has become subject to more rapid technological change as communications systems have been evolving from stand-alone voice systems to more highly integrated, software-driven systems. Since we principally sell Avaya products, our competitive position in the marketplace is highly dependent upon Avaya's ability to continue to be a market leader in the product lines that we sell. Our competitors principally include Avaya and other new equipment manufacturers that similarly compete against Avaya products, including Nortel Networks Corporation, Siemens Aktiengesellschaft, Alcatel S.A. and NEC Corporation along with their local and regional dealers, and other Avaya dealers of which there are several hundred nationwide. We believe that key competitive factors in our market are price, timeliness of delivery, service and product quality and reliability. Due to the reduction in business capital spending on telecommunications products, which has developed in the U.S. over the past few years, competitive pressures have intensified. We also anticipate intensified competition from larger companies having substantially greater technical, financial and marketing resources, as well as larger customer bases and name recognition. As the industry further develops voice and data converged products, we anticipate encountering a broader variety of competitors, including new entrants from related computer and communication industries.

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

      We acquire used equipment from a variety of sources, depending upon price and availability at the time of purchase. These sources include other aftermarket equipment dealers, leasing companies and end-users. The equipment so acquired may be in a refurbished state and ready for resale, or it may be purchased "as-is", requiring repair and/or refurbishing prior to its resale. We are not dependent upon any single supplier for used equipment. The Company believes that the number of aftermarket suppliers and availability of used equipment in the marketplace is presently sufficient to enable the Company to meet its customers' used equipment delivery requirements.

PATENTS, LICENSES AND TRADEMARKS

      No patent is considered material to our continuing operations. In connection with the termination of the ARS program in July 2004 as previously described, we are no longer licensed to utilize the Classic Avaya(TM) trademark on the refurbished products that we sell. We presently use a "Farmstead Certified" label on our used equipment, but this has not been trademarked or registered

RESEARCH AND DEVELOPMENT

      We did not incur any research and development expenses during the three years ended December 31, 2004, and research and development activities are not material to our business.

BACKLOG

      The backlog of unshipped orders believed to be firm was approximately $182,000 at December 31, 2004, compared to $397,000 at December 31, 2003.
We expect this entire backlog to ship and be recognized as revenue during the current fiscal year.

EMPLOYEES

      At December 31, 2004, we had 42 employees. Our employees are not represented by any organized labor union and are not covered by any collective bargaining agreements.

WEBSITE ACCESS TO SEC FILINGS

      We maintain an Internet website at www.farmstead.com. We make available free of charge through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

EXECUTIVE OFFICERS AND SIGNIFCANT EMPLOYEES OF THE REGISTRANT


     Name and age (1)           Position(s) Held
     ----------------           --------------------------------------------------

Jean-Marc Stiegemeier           President, Chief Executive Officer and Director
Age 59

George J. Taylor, Jr.           Chairman of the Board of Directors, President and
Age 62                          Chief Executive Officer (until October 1, 2004)

Robert G. LaVigne               Executive Vice President, Chief Financial Officer,
Age 53                          Secretary, Treasurer

Alfred G. Stein                 Executive Vice President (hired January 15, 2005)
Age 60

Nevelle R. Johnson              Executive Vice President (hired March 1, 2005)
Age 47

Frederick E. Robertson, Jr.     Vice President - Operations
Age 46

--------------------
<F1>  As of January 1, 2005.

      Mr. Stiegemeier has been our President and Chief Executive Officer, and a Director, since October 1, 2004. From August 16, 2004 to October 1, 2004, he provided business consulting services to the Company. Mr. Stiegemeier has extensive executive management experience in the telecommunications industry. From 2002 to 2004 he was a business consultant, advising companies on strategic redirections and turnarounds. He also served on the board of directors for certain of these companies. From 1997-2001, he served in various capacities including President, Founder and Director of Exp@nets Inc., a voice and data solutions provider. Prior thereto, Mr. Stiegemeier served as Chairman and CEO of Franklin Industries Inc., Lucht, Inc., Ships Entertainment, Inc, California-Telamerica Inc., Morrow Optical, Inc., and Telamerica, Inc. He was also the President of Honeywell-Telamerica.

      Mr. Taylor, Jr. has been our (including our predecessors) Chairman of the Board of Directors since 1984, our Chief Executive Officer from 1984 until October 1, 2004, and our President from 1989 until October 1, 2004. Mr. Taylor, Jr. was President of Lease Solutions, Inc. (formerly Farmstead Leasing, Inc.), a business products and automobile leasing company, from 1981 to 1993 and Vice President - Marketing and Sales for National Telephone Company from 1977 to 1981. Mr. Taylor was one of the founders of the National Association of Telecommunication Dealers, has been a member of, or advisor to, its Board of Directors since its inception in 1986, and for two years served as its President and Chairman. He is the brother of Mr. Hugh M. Taylor, a Director of the Company.

      Mr. LaVigne has been an Executive Vice President since July 1997, and our Chief Financial Officer, Corporate Secretary and Treasurer since 1988. Mr. LaVigne was a Director of the Company from 1988 to 2001. He was the Controller of Economy Electric Supply, Inc., a distributor of electrical supplies and fixtures, from 1985 to 1988 and the Corporate Controller of Hi-G, Inc., a manufacturer of electronic and electromechanical components, from 1982 to 1985. Mr. LaVigne is a Certified Public Accountant.

      Mr. Stein has been an Executive Vice President of our Company since January 15, 2005. Mr. Stein was initially engaged by the Company in September 2004 as an outside business consultant to assist management in the development of a strategic re-direction of the Company's sales organization and product offerings. Mr. Stein has extensive experience in the telecommunications industry. Since 2002 he served as founder and President of Matthews & Wolf, LLC, a small business consulting firm. From 1998 to 2002 he served as Vice President - Business Process Development for Exp@nets, Inc. a voice and data solutions provider with over $1 billion in revenues. From 1983 to 1998, he was President of Eagle Intercommunications, Inc. a New York based telecommunications solution provider selling Toshiba, NYNEX and Avaya products and services. Eagle was acquired by Exp@nets in May of 1998.

      Mr. Johnson has been an Executive Vice President of our Company since March 1, 2005. Mr. Johnson's responsibilities include the re-direction and growth of our national sales organization, as well as the implementation of new product and service offerings. Mr. Johnson has extensive experience in the telecommunications industry. From November 2003 to March 2005 he was a Vice President of sales and services within Avaya Inc. From 2000 to 2003 he was the Executive Vice President of sales and services for Exp@nets, Inc. a voice and data solutions provider. From 1983 to 2000 he held various sales and executive positions with AT&T and Lucent Technologies.

      Mr. Robertson, Jr. has been our Vice President- Operations since January 2003, and our Director of Provisioning from March 2001 to January 2003. Mr. Robertson, Jr. was Senior Director of Merchandising for Staples Communications, Inc. from 1999 to 2001, Director of Corporate Purchasing and Logistics for Claricom, Inc. from 1998 to 1999, and Corporate Manager, Cost Control and Purchasing for Executone Information Systems, Inc. from 1996 to 1998.

ITEM 2. PROPERTIES

      Our principal executive office and operations facility is located in a 25,000 square foot, single-story leased building located in East Hartford, Connecticut. The lease contract, which expires December 31, 2014, contains one five-year renewal option. The lease also allows us the one-time option to terminate the lease without penalty on December 31, 2009. We also maintain a sales office in New York, New York, leasing approximately 1,700 square feet under a non-cancelable lease expiring May 31, 2007. If new or additional space is required, we believe that adequate facilities are available at competitive prices in the immediate areas of our current operations.

ITEM 3. LEGAL PROCEEDINGS

      From time to time we may be involved in legal proceedings arising in the ordinary course of business. There is currently no litigation pending that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our Common Stock is traded on the American Stock Exchange, under the symbol "FTG". The following sets forth, for the periods indicated, the range of quarterly high and low sales prices for our Common Stock as reported on the American Stock Exchange:


                      2004              2003
                  -------------     -------------
Quarter Ended     High     Low      High     Low
-------------     ----     ---      ----     ---

March 31          $.79     $.50     $.35     $.21
June 30            .69      .31      .71      .26
September 30       .50      .26      .85      .41
December 31        .76      .36      .82      .57

      There were 3,322,182 and 3,311,601 common shares outstanding at December 31, 2004 and 2003, respectively. As of December 31, 2004 there were 454 holders of record of the common stock representing approximately 2,225 beneficial stockholders, based upon the number of proxy materials distributed in connection with our 2004 Annual Meeting of Stockholders. We have paid no dividends and do not expect to pay dividends in the foreseeable future as we intend to retain earnings to finance the growth of our operations. Pursuant to our revolving credit agreement, we are prohibited from declaring or paying any dividends or making any other distribution on any of the shares of our capital stock, without the prior consent of the lender.

                    EQUITY COMPENSATION PLAN INFORMATION

      Securities authorized for issuance under equity compensation plans as of December 31, 2004:


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
        Plan Category                     (a)                     (b)                     (c)

------------------------------------------------------------------------------------------------------

Equity compensation plans
 approved by security holders          2,388,119                 $1.36                  499,000

Equity compensation plans
 not approved by security
 holders                                 400,000                   .39                        -
------------------------------------------------------------------------------------------------------
Total                                  2,788,119                 $1.22                  499,000
======================================================================================================

ITEM 6. SELECTED FINANCIAL DATA


(In thousands, except per share amounts)                     Years ended December 31
----------------------------------------------------------------------------------------------------
                                              2004        2003        2002        2001        2000
                                              ----        ----        ----        ----        ----

Revenues                                     $12,344     $14,909     $19,456     $33,631     $43,039
Income (loss) from continuing operations      (1,424)       (709)     (2,530)     (1,708)      1,753
Income (loss) from continuing operations
 per common share:
  Basic and diluted                             (.43)       (.21)       (.77)       (.52)        .54
Total Assets                                   4,050       5,291       5,873      10,342      15,494
Long term debt                                    39           -           -           -       1,726
Stockholders' equity                           1,879       3,291       4,029       6,531       8,202
Dividends paid                                     -           -           -           -           -
----------------------------------------------------------------------------------------------------

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

Overview

      For the year ended December 31, 2004, we reported a net loss of $1,424,000 or $.43 per share on revenues of $12,344,000. This compares with a net loss of $709,000 or $.21 per share on revenues of $14,909,000 recorded for the year ending December 31, 2003. There are several factors which have contributed to these results. First, there continues to be intense competition in the market areas that we serve, particularly with our larger, "Enterprise" customers. This has led to continued sales price erosion and some loss of market share, particularly in the sale of parts, which we believe has become more of a commodity and subject to "price shopping" by customers. Our strategy to diversify our product offerings by selling complete systems and system upgrades has not yet generated enough incremental revenues to compensate for the decline in parts sales. Second, our sales force has undergone significant turnover in the last two years, and the productivity ramp-up of new salespersons has taken longer than expected. Revenue growth is dependent upon a stable, and highly trained sales force. Third, we continue to believe that corporations are still cautious about capital equipment spending. We believe that equipment sales have been affected by the downsizing of many of our customers over the last few years, which resulted in excess equipment available for re-deployment in their operations. Although there have been some signs of improvement in our industry as evidenced by improved operating results from some of the key manufacturers, and increased sales quotation activities, our overall order flow has been below our expectations.

      Until July 2004, we also had separate agreements with Avaya which granted us a license to sell used equipment branded with a "Classic Avaya" label. Under these agreements, we refurbished equipment to "like new" condition under their quality standards, remarketing the finished product as "Classic Avaya" equipment. Effective July 30, 2004, Avaya terminated this program, and we discontinued affixing their label to the used equipment that we sell. Refer to Item 1, "Relationship With Avaya Inc." for a further discussion of this program and its impact on our operations.

      During these times, we have attempted to reorganize our operations to properly size our business in relation to current revenue run-rates, while trying to preserve our key technical personnel that are critical to maintaining and growing a systems and services business. Our primary focus during 2004 has been on strategies to increase revenues while continuing close controls over operating expenses. In reaction to lower than expected revenue levels, during the first six months of 2004 we reduced our workforce by 21%, primarily operations and administrative positions, but keeping key technical resources intact. Refer to Item 1 "Business Reorganization", for a further discussion of the measures undertaken by us to refocus and redirect our operating activities and strategies, and recent events which are expected to significantly impact our operations in 2005.

       As further described in the "Liquidity and Capital Resources" section below, our current cash position and borrowing capacity, which is based upon revenue generation, could be a limiting factor to our growth, particularly if operating losses continue. However, as of December 31, 2004 we had approximately $2.1million in working capital, and $412,000 in borrowing availability under our then existing revolving credit facility. On March 31, 2005 we concluded a financing transaction with Laurus Master Fund, Ltd. which provides for a $3 million revolving credit facility, replacing our $1.7 million facility with Business Alliance Capital Corporation. Refer to Item 1, "Liquidity and Capital Resources" section below and Note 16 to the consolidated financial statements included herewith for further information on our new financing arrangements. Additional information on our results of operations and financial condition for the year ended December 31, 2004 follows below.

Results of Operations

Year Ended December 31, 2004 Compared To 2003


       Revenues                                                Year Ended December 31,
                                                         -----------------------------------
                    (Dollars in thousands)                2004        %       2003        %
                    ------------------------------------------------------------------------

                    End-user equipment sales             $ 9,323      76     $11,560      78
                    Equipment sales to resellers           1,641      13       1,368       9
                    ------------------------------------------------------------------------
                    Total equipment sales                 10,964      89      12,928      87
                    ------------------------------------------------------------------------

                    Services                               1,050       8       1,520      10
                    Other revenue                            330       3         461       3
                    ------------------------------------------------------------------------
                    Total services and other revenue       1,380      11       1,981      13
                    ------------------------------------------------------------------------
                    Consolidated revenues                $12,344     100     $14,909     100
                    ========================================================================

      Equipment Sales. Total equipment sales for the year ended December 31, 2004 were $10,964,000, down $1,964,000 or 15% from the comparable 2003 period. The decrease consisted of a $2,237,000 or 19% decline in end-user sales, partly offset by a $273,000 or 20% increase in equipment sales to resellers ("wholesale sales"). End-user sales consist of both parts sales (new and refurbished), and systems sales (complete systems and system upgrades). Factors affecting end-user equipment sales for 2004 have previously been described in the "Overview" section above. The increase in wholesale sales was the result of our efforts to pursue partnering arrangements with other equipment dealers and aftermarket resellers as a means to bolster equipment revenues. As a marketing tool to help generate equipment revenues, we developed an electronic commerce framework called "ECONNECT". Approximately 4% of our equipment sales were processed through this on-line catalog.

      During 2004, we continued a strategy of diversifying our product offerings by marketing the sale of complete telecommunications systems to our customer base. This is a growth strategy, designed to augment our long-established aftermarket parts business that continues as our primary source of revenues. For the year ended December 31, 2004 however, system sales were $3,051,000, down $76,000 or 2% from 2003.

      Service revenues for the year ended December 31, 2004 were $1,050,000, down $470,000 or 31% from the comparable 2003 period. The decrease was primarily attributable to a 30% decline in installation revenues, due to (i) the decline in our parts sales resulted in lower move, add and change billings and (ii) during 2004 we sold more systems for which we were not contracted to perform the installation. An increase or decrease in installation revenues does not always coincide with the reported increase or decrease in system sales since installations may occur in different periods than the related system sale, and as previously noted, the Company may sell new systems or system upgrades without being contracted to perform the installation. The decrease was secondarily attributable to a 37% decline in equipment rental and repair revenues. Equipment rental revenues are irregular and difficult to predict, since they tend to be project-oriented.

       Other revenue for the year ended December 31, 2004 was $330,000, down $131,000 or 28% from 2003. The decrease was attributable to lower commissions earned on Avaya maintenance contract sales and lower freight billed to customers on product shipments due to lower sales volume. In the sale of Avaya maintenance contracts, we act as a sales agent of Avaya, and all of the equipment service obligations are borne entirely by Avaya.

      Cost of Revenues and Gross Profit. Total cost of revenues for the year ended December 31, 2004 was $9,451,000, down $1,572,000 or 14% from the comparable 2003 period. The gross profit for the year ended December 31, 2004 was $2,893,000, down $993,000 or 26% from the comparable 2003 period. As a percentage of revenue, the overall gross profit margin was 23% for 2004, compared to 26% for the comparable 2003 period.

      In general, our gross profit margins are dependent upon a variety of factors including (1) product mix - gross margins can vary significantly among parts sales, system sales and our various service offerings. The parts business, for example, involves hundreds of parts that generate significantly varying gross profit margins depending upon their availability, competition, and demand conditions in the marketplace; (2) customer mix - we sell parts to both end-users and to other equipment resellers. Our larger "Enterprise" companies often receive significant purchase discounts from Avaya, which could cause us to accept lower gross margins as we compete against Avaya directly for this business; (3) the level and amount of vendor discounts and purchase rebates available to us from Avaya and its master distributors; (4) excess capacity - as sales volume falls, overhead costs, consisting primarily of product handling, purchasing, and facility costs, become a higher percentage of sales dollars; (5) competitive pressures - as a result of the slowdown in capital equipment spending in our industry, and the large number of Avaya dealers nationwide , we have been faced with increased price competition; and (6) obsolescence charges. The combined effect of all of these factors will result in varying gross profit margins from period to period.

      Gross Profit Margins on Equipment Sales. For the year ended December 31, 2004, the gross profit margin on equipment sales decreased to 27% from 32% in 2003. The decrease was attributable to lower profit margins on sales of parts to both end-users and to wholesalers, partly offset by increased profit margins on systems sales. The reduced profit margins are attributable to the fact that the parts business has become more of a "commodity" business and less of a "value-added" business. It has therefore become more prone to price-shopping by customers, who are tending more towards awarding contracts to the lowest bidder. In addition, increased competition has led to downward pressure on our sales pricing in order to capture business. We expect continued pressure on our equipment profit margins going forward, particularly in the sale of parts to our larger customers.

      Gross Profit Margins on Services and Other Revenue. For the year ended December 31, 2004, the gross profit margin on services and other revenue increased to 38.7%, from 33.8%in 2003. The increase was attributable to the installation services component, which generated a 25% profit margin in 2004 compared to a 16% profit margin in 2003. The 16% profit margin in 2003 included the effect of a loss incurred on the installation of a large systems contract, without which the profit margin would have otherwise been 24%. During 2004 we began outsourcing a higher percentage of our installation work to subcontractors other than Avaya who charge us lower hourly labor rates. We will continue to employ this strategy in instances where our customer has no installer preference.

      Other Cost of Revenues. Other cost of revenues consists of product handling, purchasing and facility costs and expenses. For the year ended December 31, 2004, these expenses were 25% lower than 2003, and represented approximately 5.6% of 2004 equipment sales revenues, compared to 6.4% of 2003 equipment sales revenues. The reduction in other cost of revenues primarily resulted from personnel reductions implemented during 2004 as well as planned reductions in facility costs and expenses.

      Selling, General and Administrative ("SG&A") Expenses. SG&A expenses for the year ended December 31, 2004 were $4,295,000, down $266,000 or 6% from the comparable 2003 period. SG&A expenses for the year ended December 31, 2004 were 35% of revenues, compared to 31% of revenues in 2003. In response to lower sales levels, we have been actively managing our headcount and tightly controlling discretionary SG&A expenses. The decrease in SG&A expenses in 2004 was primarily attributable to (i) lower compensation expense from lower personnel levels, and lower sales commissions earned as a result of lower sales volume; (ii) lower facility rental and operating costs as a result of a reduction in the number of square feet leased, (iii) lower depreciation expense; and (iv)reductions in various other administrative expenses as a result of cost reduction initiatives. The decreases were partly offset by (i) $113,000 in fees and expenses incurred by business consultants (prior to their being hired by the Company in October 2004 and January 2005 as previously described in this section and in Item 1, "Executive Officers and Significant Employees of the Registrant"), hired during the latter half of the year to assist the Company in developing a business turnaround plan, (ii) increased insurance costs; (iii) higher costs incurred to support our ECONNECT on-line catalog, and (iv) lower marketing rebates earned from Avaya. We expect our SG&A expenses to increase as we complete the build out of our executive management and sales team; however we will continue the close monitoring of our expense levels going forward into 2005 and expect that our SG&A expenses will decline as a percent of sales by the end of 2005.

      Interest Expense and Other Income. Interest expense for the years ended December 31, 2004 and 2003 was $28,000. Although average borrowing rates were slightly higher in 2004 than 2003, our average borrowings were $179,000 as compared with $250,000 during 2003. Other income for the year ended December 31, 2004 was $6,000 compared to $7,000, consisting of interest earned on invested cash.

      Provision for Income Taxes. The provision for income taxes represents estimated minimum state taxes in all reported periods. The minimum state tax expense of $8,000 recorded in 2004 was fully offset by an overaccrual of prior year state taxes. We maintain a full valuation allowance against our net deferred tax assets, which consist primarily of net operating loss and capital loss carryforwards, and timing differences between the book and tax treatment of inventory and other asset valuations. Realization of these net deferred tax assets is dependent upon our ability to generate future taxable income.

Year Ended December 31, 2003 Compared To 2002.

      The following analysis does not take into consideration the reclassification of freight billed to customers to other revenues. Prior to 2004, freight billed to customers on product sales was recorded in cost of sales as a contra account to freight expense. Accordingly, the amounts presented below in services and other revenue, and in consolidated revenues, would have increased by $230,000 for 2003 and $306,000 for 2002.

      For the year ended December 31, 2003, we reported a net loss of $709,000 or $.21 per share on revenues of ($14,680,000). This compares with a net loss of $2,530,000 or $.77 per share on revenues of $19,456,000 ($19,150,000) recorded for the year ending December 31, 2002. The net loss for 2002 included (i) a $455,000 charge to fully reserve for all deferred tax assets; (ii) $333,000 in inventory valuation charges and (iii) a $101,000 charge to write off all recorded goodwill arising from the acquisition of InfiNet.


       Revenues                                                Year Ended December 31,
                                                         -----------------------------------
                    (Dollars in thousands)                2003        %       2002        %
                    ------------------------------------------------------------------------

                    End-user equipment sales             $11,792      81     $14,146      74
                    Equipment sales to resellers           1,368       9       3,205      17
                    Services                               1,520      10       1,799       9
                    ------------------------------------------------------------------------
                    Consolidated revenues                $14,680     100     $19,150     100
                    ========================================================================

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

      Services. For the year ended December 31, 2003, service revenues were $1,520,000, down $279,000 or 16% from 2002, primarily attributable to lower installation revenues. For the year ended December 31, 2003, other revenue was $231,000, up $201,000 from 2002. Other revenue consisted primarily of commissions earned from selling Avaya maintenance contracts. In these transactions we act as a sales agent of Avaya, and the service obligations are borne entirely by Avaya. During 2003 we have increased our focus on selling these contracts as part of our strategy to develop new and profitable sources of revenue for the Company

      During the year ended December 31, 2002, service revenues decreased by $659,000 or 27% from the comparable 2001 period. The decrease was primarily attributable to lower installation revenues and secondarily to lower equipment rentals. Installation revenues are generated primarily from the sale of systems and system upgrades which as noted above, have been negatively affected by the market downturn.

      Cost of Revenues and Gross Profit. Total cost of revenues for the year ended December 31, 2003 was $10,794,000, down $4,733,000 or 30% from the comparable 2002 period. The gross profit for the year ended December 31, 2003 was $3,886,000, up $263,000 or 7% from the comparable 2002 period.
As a percentage of revenue, the gross profit margin was 26% for 2003, compared to 19% for the comparable 2002 period. The year 2002 recorded gross profit margins were negatively affected by inventory valuation charges of $333,000 in 2002 necessitated by industry market conditions. Excluding these adjustments, the gross profit margin would have been 20% for 2002.

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

      Interest Expense and Other Income. Interest expense for the year ended December 31, 2003 was $28,000, compared with $24,000 for the comparable 2002 period. The increase in interest expense was attributable to higher interest rates on borrowings as our credit facility moved from Wachovia Bank to Business Alliance Capital Corporation ("BACC"). Other income for the year ended December 31, 2003 was $7,000 compared to $97,000, consisting of interest earned on invested cash, compared to $97,000 recorded in 2002. Other income in 2002 included $82,000, from the sale of common stock of Anthem, Inc., which we received at no cost, as part of the conversion of Anthem Insurance Companies, Inc. from a mutual insurance company to a stock insurance company. The balance of other income for 2002 consisted primarily of interest earned on invested cash.

      Provision for Income Taxes. The provision for income taxes for the year ended December 31, 2003 was $13,000 compared to $473,000 recorded in 2002. The provision for income taxes in 2003 consisted entirely of estimated minimum state taxes. Tax expense in 2002 consisted of a provision of $18,000 for estimated state taxes and a $455,000 charge to increase the valuation allowance against our net deferred tax assets at December 31, 2002. We maintain a full valuation allowance against our net deferred tax assets, which consist primarily of net operating loss and capital loss carryforwards, and timing differences between the book and tax treatment of inventory and other account valuations. Realization of these net deferred tax assets is dependent upon our ability to generate future taxable income.

Liquidity and Capital Resources

      Working capital, defined as current assets less current liabilities, was $2,136,000 at December 31, 2004, a decrease of $993,000 or 32% from $3,129,000 at December 31, 2003. The working capital ratio was 2.4 to 1 at December 31, 2004 compared to 3.1 to 1 at December 31, 2003. Operating activities used $1,037,000 during 2004, compared to the use of $87,000 in 2003. Net cash used by operating activities in 2004 consisted of a net loss of $1,424,000 adjusted for non-cash items of $247,000, and net cash generated by changes in operating assets and liabilities of $132,000. Net cash generated by changes in operating assets and liabilities was primarily attributable to reductions in inventory and increases in accrued expenses and other liabilities, partly offset by a decrease in accounts payable.

      Investing activities used $29,000 during 2004, compared to $83,000 in 2003. Net cash used by investing activities in 2004 and 2003 consisted of capital expenditures. There are currently no material commitments for capital expenditures. Pursuant to our loan agreement with BACC, we are restricted from committing to capital expenditures in any fiscal year period in excess of $150,000 without BACC's prior approval.

      Financing activities provided $456,000 during 2004 principally from borrowings against the cash value of an insurance policy and net borrowings under our revolving credit line. Financing activities provided $4,000 during 2004 from the issuance of 10,581 shares of common stock to employees under our employee stock purchase plan.

      On February 19, 2003 we entered into a one-year, $1.5 million revolving loan agreement (the "BACC Agreement") with BACC". On February 19, 2004, the BACC Agreement was extended for an additional one-year term with an increase in the advance limit to $1.7 million. On February 19, 2005, the BACC Agreement was again extended for an additional one-year term. As of December 31, 2004, there was $179,812 of borrowings under the BACC credit facility, and based upon borrowing formulas, we had $412,000 in remaining borrowing availability. The average and highest amounts borrowed during the year ended December 31, 2004 were approximately $179,000 and $423,000, respectively.

      On March 31, 2005, we completed a three-year, $3 million credit facility with Laurus Master Fund, Ltd, ("Laurus"). The facility consists of a $2.5 million convertible secured revolving note and a $500,000 convertible minimum borrowing note. The outstanding balance on the notes are convertible into shares of the Company's common stock, subject to certain limitations set forth in the agreement based upon the stock's trading volume and Laurus' ownership position. The Company also issued to Laurus a five-year warrant to purchase up to 500,000 shares of common stock of the Company. Borrowings under the revolving note will be based upon a percentage of eligible accounts receivable and inventories as defined in the agreement. This new credit facility replaces the $1.7 million revolving credit facility the Company had with Business Alliance Capital Corporation. Refer to Note 16 of the Notes to consolidated financial statements included herewith for further information on this financing transaction.

      We are dependent upon generating positive cash flow from operations and upon our credit facility to provide cash to satisfy working capital requirements. Historically, our working capital borrowings have increased during periods of revenue growth. This is because our cash receipts cycle is longer than our cash disbursements cycle. As our revenues from systems sales increases, as management expects, the cash receipts cycle may lengthen, unless we can consistently negotiate up-front deposits and progress payments under our systems sales contracts. No assurances can be given that we will have sufficient cash resources to finance all of our future growth plans, and it may become necessary to seek additional financing sources for such purposes. In order to obtain additional financing, we may first need to demonstrate improved operating performance.

Recent Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment," ("SFAS No. 123 (revised 2004)"), revising FASB Statement 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees". This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the third quarter of fiscal 2005. The adoption of this standard will have an impact on the Company's results of operations as it will be required to expense the fair value of all share based payment; however the Company has not yet determined whether or not this impact will be significant.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the Company will adopt this standard in its third quarter of fiscal 2005. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

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

      Revenue recognition and post-sales obligations. We recognize revenue from sales of equipment (both parts and the equipment component of system sales) when the equipment is shipped, which is generally easily determined, even when equipment is shipped to our customer directly from our supplier. Revenues from installation and service transactions are recognized upon completion of the activity and customer acceptance, which sometimes requires our judgment. We record reductions to revenue for estimated product returns, and we establish warranty repair reserves (which to date have been immaterial to our results of operations), which are based on our historical experience, current trends and other judgments on our part in order to estimate our liability for such obligations.

      Inventory valuation. We periodically assess the valuation of inventory and adjust the value for estimated excess and obsolete inventory based upon assumptions about current and future demand and market conditions. Such estimates are difficult to make under current volatile economic conditions. Reviews for excess and potentially obsolete inventory are done periodically during the year and required reserve levels are calculated with reference to the projected ultimate usage of that inventory. In order to determine the ultimate usage, we take into account recent sales history, sales forecasts and projected obsolescence in relation to our current inventory stocking levels. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher earnings from operations than expected in that period.

      Collectibility of Accounts Receivable. The allowance for doubtful accounts is based upon our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. Reviews of our receivables are performed continuously during the year, and reserve levels are adjusted when determined necessary. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than our historical experience, we could be required to increase our allowance and our earnings could be adversely affected.

      Long-Lived Assets. We have recorded property and equipment and intangible assets at cost less accumulated depreciation. The determination of useful lives and whether or not those assets are impaired involves significant judgment. We conducted the required annual goodwill impairment review during the fourth quarter of 2002. In considering the facts that our wholly-owned subsidiary, InfiNet, was downsized during the year, was inactive at year-end with no operating employees, and that management had no current plans for generating business through InfiNet, we recorded a goodwill impairment charge of $101,000 as an operating expense, fully writing off all previously recorded goodwill from the acquisition of this entity.

      Income Taxes and Deferred Tax Assets. Significant judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. The deferred tax valuation allowance was calculated in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes", which places primary importance on a company's cumulative operating results for the current and preceding years. Additionally, when it is more likely than not that all or some portion of specific deferred tax assets such as net operating loss carryovers will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. In our judgment, the significant losses incurred in 2004, 2003, and 2002 represented sufficient evidence to require a valuation allowance, and therefore we established a full allowance against our deferred tax assets as of December 31 of each year. In 2002, that resulted in a fourth quarter charge to income tax expense of $455,000.

Risks, Uncertainties and Other Factors That May Affect Future Results

      Our prospects are subject to many uncertainties and risks. Management recognizes the challenges that it faces, particularly during this period of diminished sales levels, and has adopted a number of strategies and action steps to deal with its current operating environment. Disclosure of our strategies and action steps is contained in the discussions set forth in
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere herein. These risks and uncertainties are also detailed from time to time in reports we file with the SEC, including Forms 8-K, 10-Q, and 10-K, and include, among other factors, the following principal risks:

      * Our business is materially impacted by capital spending levels for telecommunications products and services in the United States.

      As a result of the economic downturn that commenced in 2001, many businesses have reduced or deferred capital expenditures for telecommunications equipment. Our reported 2004 revenues were 17% lower than 2003, and 2003 revenues were 23% lower than 2002 revenues. In addition, this environment has resulted in increased pricing and competitive pressures, which have contributed to our revenue erosion. If business capital spending for telecommunications products does not improve, or if economic conditions in the U.S. deteriorate, our revenues may continue to decline and our operating results will be adversely affected. We remain cautious about the telecommunications product marketplace going forward, and cannot predict whether the level of capital spending for the Company's products will improve in the near term. As a result, we believe that there will be continued pressure on our ability to generate revenue in excess of current levels.

      * Our business is heavily dependent upon Avaya, as our primary supplier of equipment for resale.

      We primarily sell Avaya telecommunications products and services through various Dealer agreements with Avaya. The Company is dependent upon the quality and price-competitiveness of current Avaya products as well as Avaya's continued development of new products in order to compete. The Company's current sales levels for new parts and systems would be adversely impacted should market demand for these Avaya products significantly decline. Should Avaya's operations deteriorate to the point that it either cannot continue to introduce technologically new products or effectively compete with other equipment manufacturers, our long-term business strategy to continue as an Avaya dealer would be adversely affected.

      Our new parts and systems sales levels would also be adversely impacted if the Avaya dealer agreements were terminated, or if Avaya eliminated its "Business Partner" programs. It is Avaya's current intent to generate a larger percentage of its revenues from its dealer base, of which we are one. Effective July 30, 2004, Avaya terminated the ARS aftermarket program, and by September 30, 2004 we were no longer authorized to sell refurbished product under the "Classic Avaya" label. We believe, however, that the termination of this program did not have a material adverse impact on our sales of refurbished equipment, primarily because we have continued to sell refurbished equipment under our "Farmstead-Certified" label , and because Avaya continues to offer installation and maintenance of its refurbished equipment with or without their "Classic Avaya" label.

      *  Our gross profit margins vary from period to period.

      Our gross profit margins are dependent upon a variety of factors including (1) product mix - gross margins can vary significantly among parts sales, system sales and our various service offerings. The parts business, for example, involves hundreds of parts that generate significantly varying gross profit margins depending upon their availability, competition, and demand conditions in the marketplace; (2) customer mix - we sell parts to both end-users and to other equipment resellers. Our larger "Enterprise" companies often receive significant purchase discounts from Avaya, which could lower our gross margins as we compete against Avaya directly for this business; (3) the level and amount of vendor discounts and purchase rebates available to us from Avaya and its master distributors; (4) excess capacity - as sales volume falls, overhead costs become a higher percentage of sales dollars; (5) competitive pressures - as a result of the slowdown in capital equipment spending in our industry, and the several hundred Avaya dealers nationwide , we have been faced with increased price competition; and (6) obsolescence charges. The combined effect of all of these factors will result in varying gross profit margins from period to period.

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

      * We may not have adequate cash or credit lines to finance the Company's working capital requirements or growth plans.

      As further discussed under "Liquidity and Capital Resources", our operating losses over the past three years have significantly reduced the amount of credit available to us from outside lenders, and increased the cost of borrowed funds. We are currently dependent upon cash generated from operations, and borrowings under a revolving credit facility, to satisfy our working capital requirements. Our revolving credit borrowings are based upon the generation of eligible accounts receivable. As our revenues have declined, so too have our receivables and borrowing availability. A material adverse change in our business going forward could prompt our lender to terminate our credit facility. In addition, continued losses could consume our current cash reserves, and negatively affect our ability to obtain replacement financing until we could demonstrate improved operating results or a return to profitability. No assurances can be given that we will have sufficient cash resources to finance future growth, and it may become necessary to raise additional funds through public or private debt or equity financings, which may also not be available to us until operating performance improves, and which may dilute stockholder ownership in us. If, however, we perform according to our expectations, we believe that additional sources of financing would become available to us.

      * We are faced with intense competition and rapidly changing technologies, and we may become unable to effectively compete in our marketplace.

      We operate in a highly competitive marketplace. Over the years, our marketplace has become subject to more rapid technological change as communications systems have been evolving from stand-alone voice systems to more highly integrated, software-driven systems. Since we principally sell Avaya products, our competitive position in the marketplace is highly dependent upon Avaya's ability to continue to be a market leader in the product lines that we sell. Our competitors principally include Avaya and other new equipment manufacturers that similarly compete against Avaya products, including Nortel Networks Corporation, Siemens Aktiengesellschaft, Alcatel S.A. and NEC Corporation along with their local and regional dealers, and the other Avaya business partners,. We believe that key competitive factors in our market are price, timeliness of delivery, service and product quality and reliability. Due to the reduction in business capital spending on telecommunications products, which has developed in the U.S. over the past few years, competitive pressures have intensified. We also anticipate intensified competition from larger companies having substantially greater technical, financial and marketing resources, as well as larger customer bases and name recognition. As the industry further develops voice and data converged products, we anticipate encountering a broader variety of competitors, including new entrants from related computer and communication industries.

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

      On May 7, 2004 we received notice from the American Stock Exchange (the "Amex") that we did not meet certain of the Amex's continued listing standards as a result of having stockholders' equity less than $4 million and net losses in three out of our four most recent fiscal years, as set forth in Section 1003 (a) (ii) of the Amex Company Guide. We were afforded the opportunity to submit a plan of compliance to the Amex and on June 15, 2004 presented our plan. On July 19, 2004 the Amex notified us that it accepted our plan of compliance and granted us an extension of time to regain compliance with the continued listing standards. We are subject to periodic review by Amex Staff during the extension period which expires November 7, 2005. Failure to make progress consistent with our plan or to regain compliance with the continued listing standards by the end of the extension period could result in our being delisted from the Amex.

      Should we continue to record operating losses, remain below minimum required levels of stockholders' equity, remain below required minimum shareholder or market capitalization levels and /or if our common stock continues to trade at a "low price per share", we could be subject to delisting from the Amex. In considering whether a security warrants continued trading and/or listing on the Amex, many factors are taken into account, such as the degree of investor interest in the company, its prospects for growth, the reputation of its management, the degree of commercial acceptance of its products, and whether its securities have suitable characteristics for auction market trading. Thus, any developments which substantially reduce the size of a company, the nature and scope of its operations, the value or amount of its securities available for the market, or the number of holders of its securities, may occasion a review of continued listing by the Amex. The determination as to whether a security warrants continued trading is not based on any precise mathematical formula rather, each case is considered on the basis of all relevant facts and circumstances and in light of the objectives of the Amex's policies regarding continued listing.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Interest rate risk: We are exposed to market risk from changes in the interest rate related to our revolving credit facility, which is based upon the Prime Rate, which is a floating interest rate. Assuming an average borrowing level of $179,000 (which amount approximated the average amount borrowed under our revolving credit facility during the year ended December 31, 2004), each 1 percentage point increase in the Prime Rate would have resulted in $1,790 of additional annual interest charges, which was not material to our operating results or cash flows for 2004. However, as our borrowing levels increase, fluctuations in interest rates could materially impact our operating results and cash flows. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See the Index to Financial Statements and Financial Statement
Schedule in Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, such officers have concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Control over Financial Reporting. There were no significant changes in our internal controls over financial reporting that occurred during our fourth fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

      None.


                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 10 is included, in part, in Item 1, "Executive Officers and Significant Employees of the Registrant", and is incorporated by reference to our Proxy Statement in connection with our Annual Meeting of Stockholders to be held July 14, 2005, which will be filed with the SEC pursuant to regulation 14A on or before April 30, 2005.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by Item 11 is incorporated by reference to our Proxy Statement in connection with our Annual Meeting of Stockholders to be held July 14, 2005, which will be filed with the SEC pursuant to regulation 14A on or before April 30, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by Item 12 is incorporated by reference to our Proxy Statement in connection with our Annual Meeting of Stockholders to be held July 14, 2005, which will be filed with the SEC pursuant to regulation 14A on or before April 30, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is incorporated by reference to our Proxy Statement in connection with our Annual Meeting of Stockholders to be held July 14, 2005, which will be filed with the SEC pursuant to regulation 14A on or before April 30, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by Item 14 is incorporated by reference to our Proxy Statement in connection with our Annual Meeting of Stockholders to be held July 14, 2005, which will be filed with the SEC pursuant to regulation 14A on or before April 30, 2005.


                                   PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Index to Financial Statements and Financial Statement Schedule

                                                                       Page
                                                                       ----

      Report of Carlin, Charron & Rosen LLP                             23
      Consolidated Balance Sheets - December 31, 2004 and 2003          24
      Consolidated Statements of Operations -
      Years Ended December 31, 2004, 2003 and 2002                      25
      Consolidated Statements of Changes in Stockholders' Equity -
      Years Ended December 31, 2004, 2003, and 2002                     25
      Consolidated Statements of Cash Flows -
      Years Ended December 31, 2004, 2003, and 2002                     26
      Notes to Consolidated Financial Statements                        27

      Financial Statement Schedule:
      Report of Carlin, Charron & Rosen LLP                             40
      Schedule II - Valuation and Qualifying Accounts                   41

(b) Exhibits: See Index to Exhibits on page 42.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 6, 2005.

                                       FARMSTEAD TELEPHONE GROUP, INC.


                                  By:  /s/ Jean-Marc Stiegemeier
                                       -------------------------
                                       Jean-Marc Stiegemeier
                                       President, Chief Executive
                                       Officer and Director


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of April 6, 2005.


Signature                          Title(s)
---------                          --------

/s/ Jean-Marc Stiegemeier          President, Chief Executive Officer and Director
------------------------------     (Principal Executive Officer)
Jean-Marc Stiegemeier

/s/ Robert G. LaVigne              Executive Vice President, Chief Financial Officer,
------------------------------     Secretary and Treasurer
Robert G. LaVigne                  (Principal Financial and Accounting Officer)

/s/ George J. Taylor, Jr.          Chairman of the Board of Directors
------------------------------
George J. Taylor, Jr.

/s/ Harold L. Hansen               Director
------------------------------
Harold L. Hansen

/s/ Joseph J. Kelley               Director
------------------------------
Joseph J. Kelley

/s/ Ronald P. Pettirossi           Director
------------------------------
Ronald P. Pettirossi

/s/ Hugh M. Taylor                 Director
------------------------------
Hugh M. Taylor

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Farmstead Telephone Group, Inc.

We have audited the accompanying consolidated balance sheets of Farmstead Telephone Group, Inc. (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2004, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmstead Telephone Group, Inc. as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/ CARLIN, CHARRON & ROSEN, LLP
Glastonbury, Connecticut
March 18, 2005, except for Notes 6 and 16, as to which the date is
March 31, 2005

                       FARMSTEAD TELEPHONE GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS
                         December 31, 2004 and 2003


(In thousands, except share amounts)                                               2004        2003
-----------------------------------------------------------------------------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                                                      $    217     $   827
  Accounts receivable, net                                                          1,453       1,408
  Inventories, net                                                                  1,627       1,969
  Other current assets (Note 10)                                                      378         447
-----------------------------------------------------------------------------------------------------
Total Current Assets                                                                3,675       4,651
-----------------------------------------------------------------------------------------------------
Property and equipment, net                                                           268         313
Other assets                                                                          107         327
-----------------------------------------------------------------------------------------------------
Total Assets                                                                     $  4,050     $ 5,291
=====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                               $  1,110     $ 1,350
  Accrued expenses and other current liabilities                                      242         172
  Short-term borrowings and current portion of note payable (Notes 6 and 16)          187           -
-----------------------------------------------------------------------------------------------------
Total Current Liabilities                                                           1,539       1,522
-----------------------------------------------------------------------------------------------------
Postretirement benefit obligation (Note 12)                                           593         478
Note payable (Note 6)                                                                  39           -
-----------------------------------------------------------------------------------------------------
Total Liabilities                                                                   2,171       2,000
-----------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 10)

Stockholders' Equity:
  Preferred stock, $0.001 par value; 2,000,000 shares authorized;
   no shares issued and outstanding                                                     -           -
  Common stock, $0.001 par value; 30,000,000 shares authorized;
   3,322,182 and 3,311,601 shares issued and outstanding
   at December 31, 2004 and 2003, respectively                                          3           3
  Additional paid-in capital                                                       12,320      12,316
  Accumulated deficit                                                             (10,420)     (8,996)
  Accumulated other comprehensive loss                                                (24)        (32)
-----------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                          1,879       3,291
-----------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                       $  4,050     $ 5,291
=====================================================================================================

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                Years Ended December 31, 2004, 2003 and 2002


(In thousands, except per share amounts)                          2004        2003        2002
------------------------------------------------------------------------------------------------

Revenues:
Equipment                                                        $10,964     $12,928     $17,321
Services and other revenue                                         1,380       1,981       2,135
------------------------------------------------------------------------------------------------
Net revenues                                                      12,344      14,909      19,456
------------------------------------------------------------------------------------------------

Cost of revenues:
Equipment                                                          7,987       8,886      13,105
Services and other revenue                                           846       1,310       1,320
Other cost of revenues                                               618         827       1,408
------------------------------------------------------------------------------------------------
Total cost of revenues                                             9,451      11,023      15,833
------------------------------------------------------------------------------------------------
Gross profit                                                       2,893       3,886       3,623
Selling, general and administrative expenses                       4,295       4,561       5,753
------------------------------------------------------------------------------------------------
Operating loss                                                    (1,402)       (675)     (2,130)
Interest expense                                                     (28)        (28)        (24)
Other income                                                           6           7          97
------------------------------------------------------------------------------------------------
Loss before income taxes                                          (1,424)       (696)     (2,057)
Provision for income taxes                                             -          13         473
------------------------------------------------------------------------------------------------
Net loss                                                         $(1,424)    $  (709)    $(2,530)
================================================================================================

Basic and diluted net loss per common share                      $  (.43)    $  (.21)    $  (.77)

Basic and diluted weighted average common shares outstanding       3,317       3,305       3,289
================================================================================================

                       FARMSTEAD TELEPHONE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CHANGES
                           IN STOCKHOLDERS' EQUITY
                Years Ended December 31, 2004, 2003, and 2002


                                                                                       Accumulated
                                        Common Stock        Additional   Accum-           Other
                                      -----------------      Paid-in     ulated       Comprehensive
(In thousands)                        Shares     Amount      Capital     Deficit          Loss           Total
---------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001          3,272        $3        $12,285    $ (5,757)         $  -          $ 6,531
Net loss                                  -         -              -      (2,530)            -           (2,530)
Compensatory stock options issued         -         -             15           -             -               15
Issuance of common stock                 26         -             13           -             -               13
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002          3,298         3         12,313      (8,287)            -            4,029
Net loss                                  -         -              -        (709)            -             (709)
Pension liability adjustment              -         -              -           -           (32)             (32)
                                                                                                        -------
 Comprehensive loss                       -         -              -           -             -             (741)
Issuance of common stock                 13         -              3           -             -                3
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003          3,311         3         12,316      (8,996)          (32)           3,291
Net loss                                  -         -              -      (1,424)            -           (1,424)
Amortization of pension liability
 adjustment                               -         -              -           -             8                8
                                                                                                        -------
  Comprehensive loss                      -         -              -           -             -           (1,416)
Issuance of common stock                 11         -              4           -             -                4
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004          3,322        $3        $12,320    $(10,420)         $(24)         $ 1,879
===============================================================================================================

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                Years Ended December 31, 2004, 2003 and 2002


(In thousands)                                                        2004        2003        2002
---------------------------------------------------------------------------------------------------

Operating Activities:
Net loss                                                            $(1,424)     $(709)     $(2,530)
Adjustments to reconcile net loss to net cash flows
 used in operating activities:
  Provision for (reversal of) doubtful accounts receivable               18         75          (33)
  Provision for losses on inventories                                   106         28          143
  Depreciation and amortization                                         123        164          215
  Decrease in accumulated other comprehensive loss                        8          -            -
  Provision for impairment of goodwill                                    -          -          101
  Deferred income taxes                                                   -          -          455
  Value of compensatory stock options issued                              -          -           15
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                            (63)       386        1,297
  Decrease in inventories                                               236        312        1,975
  Decrease (increase) in other assets                                    14       (467)          36
  (Decrease) increase in accounts payable                              (240)       137       (1,683)
  Increase (decrease) in accrued expenses and other liabilities         185        (13)         (95)
---------------------------------------------------------------------------------------------------
Net cash used in operating activities                                (1,037)       (87)        (104)
---------------------------------------------------------------------------------------------------
Investing Activities:
Purchases of property and equipment                                     (29)       (83)        (104)
Acquisition of InfiNet                                                    -          -         (153)
---------------------------------------------------------------------------------------------------
Net cash used in investing activities                                   (29)       (83)        (257)
---------------------------------------------------------------------------------------------------
Financing Activities:
Borrowing under revolving credit line                                   179          -            -
Borrowing against cash value of insurance policy                        275          -            -
Repayment of long-term debt                                              (2)         -            -
Proceeds from issuance of common stock                                    4          3           13
Repayments of capital lease obligation                                    -          -          (37)
Capital distribution to minority interest partner                         -          -         (100)
---------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                     456          3         (124)
---------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                              (610)      (167)        (485)
Cash and cash equivalents at beginning of year                          827        994        1,479
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                            $   217      $ 827      $   994
===================================================================================================

Supplemental disclosures of cash flow information:
  Cash paid during the year for: Interest                           $    26      $  26      $    25
                                 Income taxes                             5          5           16
  Non-cash financing and investing activities:
    Acquisition of vehicle for debt                                      49          -            -
    Increase in accrued benefit obligation recorded in
     Stockholders' equity                                                 -         32            -

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Operations
      Farmstead Telephone Group, Inc. ("Farmstead" or the "Company") is principally engaged as a provider of new and used Avaya, Inc. ("Avaya") business telecommunications parts and complete systems. Its products are primarily customer premises-based private switching systems and peripheral products, including voice processing systems. The Company also provides telecommunications equipment installation, repair and refurbishing, short-term rental, inventory management, and related value-added services. The Company sells its products and services to large and mid-size, multi-location businesses as well as to small businesses, government agencies, and other equipment resellers. During the years ended December 31, 2004, 2003 and 2002, no single customer accounted for more than 10% of revenues.

Business Reorganization Activities
      During the third and fourth quarters of 2004, the Company engaged the services of two independent business consultants to evaluate the Company's current business model and operating performance, and assist in developing and implementing a strategic redirection. Effective October 1, 2004, the Company hired the first of these individuals as its new President and Chief Executive Officer. On January 15, 2005, the Company hired the second consultant as an Executive Vice President, responsible for sales operations.

      In the fourth quarter of 2004 the Company began implementing a strategic redirection, which is principally based upon building a larger and more highly qualified sales force, and diversifying the Company's product offerings and targeted customers. The business strategy is to transition to a full communications solutions provider, becoming less dependent on parts sales, and developing more sources of recurring revenues, such as through installation and maintenance services. The Company plans to expand its product offerings beyond traditional voice communications products by offering Internet Protocol, or IP, telephony products and unified communications products including voice messaging, and it plans to expand its customer base and revenues by targeting the small to medium-sized (under 200 employees) business market ("SMB") The Company believes that this is the fastest growing segment of the telecommunications systems business. On March 1, 2005 the Company launched a nationwide SMB program that is targeting this customer base and, in March 2005 hired an additional 23 experienced sales professionals that have been deployed in 12 states and 22 cities nationally. The Company intends to hire additional sales professionals during 2005 to meet its 2005 SMB revenue expectations.

Principles of Consolidation
      The consolidated financial statements presented herein consist of the accounts of Farmstead Telephone Group, Inc. and its wholly-owned subsidiaries, FTG Venture Corporation (inactive) and InfiNet Systems, LLC (inactive). All intercompany balances and transactions have been eliminated.

Use of Estimates
      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures in the consolidated financial statements. Actual results could differ from those estimates. Estimates are used in accounting for the allowances for uncollectible receivables, inventory obsolescence, depreciation, taxes and contingencies, among others. Estimates are also used in determining product sales returns, which are reflected as reductions to revenues. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Revenue Recognition
      The Company records revenues from the sale of equipment (including parts, complete systems and system upgrades), the sale of installation services (in connection with the sale of systems, as well as on a time-and-materials basis), the sale of Avaya maintenance contracts, and the provision of other value-added services such as the provision of short-term equipment rentals and the repair of customer-owned equipment. In general, revenue from sales of equipment is recognized when persuasive evidence of an agreement exists, shipment has occurred (FOB shipping point), the sales price is fixed and determinable, and collection of the resulting receivable is probable. The Company typically sells systems or system upgrades under single contracts to provide the equipment and the installation service (although customers may choose to provide their own installation). These contracts separately price the installation and any associated professional services based on the current market value for such services. The Company outsources installation services to third party vendors under subcontract arrangements which include project bids. The Company recognizes revenue on the sale of systems and system upgrades using the guidelines contained in Emerging Issues Task Force ("EITF") Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 addresses accounting methodologies for a vendor in arrangements with multiple revenue-generating elements, such as those including products with installation requirements. Under EITF 00-21, revenue is recognized for each element of the transaction based on its relative fair value. The revenue associated with each delivered element should be recognized separately provided (i) it has stand-alone value; (ii) there is objective and reliable evidence of the fair value of each element; (iii) delivery of the undelivered element is probable and substantially controlled by the vendor, and performance of the undelivered element is not essential to the functionality of the delivered element. Under these guidelines, the Company recognizes revenue on equipment sales upon shipment of the equipment and installation sales revenues upon completion of the installation of the equipment.

      The Company recognizes commission revenues from sales of Avaya maintenance contracts upon customer execution of the contract. Once the contract is executed, the Company receives a one-time commission, and all future service obligations are borne entirely by Avaya. Revenues from short-term equipment rentals are recognized ratably over the term of the rental agreement. Revenues from the provision of customer equipment repair services, and on other provided services, are recognized upon completion of the service. Reductions to revenues are recorded for estimated product returns, based on historical experience.

Accounting for Manufacturer Incentives
      The Company receives various forms of incentive payments, rebates, and negotiated price discounts from Avaya and its designated master distributors. Rebates and negotiated price discounts directly related to specific customer sales are recorded as a reduction in the cost of goods sold on those product sales. Rebates that are based on purchasing certain product lines exclusively from one manufacturer ("loyalty rebates") are also recorded as a reduction in cost of goods sold when the products are purchased. Incentive payments designed to offset marketing expenses and certain growth initiatives supported by Avaya are recorded as a contra expense to the related expenditure. All incentive payments are recorded when earned under the specific rules of the incentive plan.

Shipping and Handling Fees
      In accordance with Emerging Issues Task Force Issue 00-10,
"Accounting for Shipping and Handling Fees and Costs," freight billed to customers is included in net sales and service revenues in the consolidated statements of operations, while freight billed by vendors is included in cost of sales in the consolidated statements of operations.

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

Stock Compensation Plans
      The Company accounts for stock option and warrant awards granted to officers, directors and employees (collectively "employees") under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no stock-based employee compensation cost is reflected in net income, as all options granted to employees under these plans have been granted at no less than fair market value on the date of grant. The Company applies the disclosure only provisions of Financial Accounting Standards Board Statement ("SFAS") No. 123, "Accounting for Stock-based Compensation" ("SFAS 123") and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") for such employee stock option awards. The Company accounts for stock option awards granted to consultants under the fair value recognition provisions of SFAS 123. Under this method, options are valued using the Black-Scholes option pricing method, and the calculated option value is recorded as an expense in the financial statements. Had compensation cost for the Company's stock option and warrant awards been determined in accordance with the fair value-based method prescribed under SFAS 123, the Company's net loss and basic and diluted net loss per share would have approximated the pro forma amounts indicated below (dollars in thousands except per share amounts):


                                                            Year ended December 31,
                                                            -------------------------------
                                                              2004        2003        2002
      -------------------------------------------------------------------------------------

      Net loss, as reported                                 $(1,424)     $(709)     $(2,530)
      Deduct: Total stock-based employee compensation
       expense determined under fair value based method
       for all awards, net of related tax effects              (149)       (78)        (178)
      -------------------------------------------------------------------------------------
      Pro forma net loss                                    $(1,573)     $(787)     $(2,708)
      =====================================================================================

      Loss per share:
        As reported                                         $  (.43)     $(.21)     $  (.77)
        Pro forma                                           $  (.47)     $(.24)     $  (.82)
      =====================================================================================

      The weighted-average fair value of options and warrants granted during 2004, 2003 and 2002 was $.15, $.27, and $.62, respectively. The fair value of stock options and warrants used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                   2004        2003      2002
                                                   ----        ----      ----

      Dividend yield                                    0%        0%        0%
      Average risk-free rate                    3.1 - 3.3%     2.93%     3.68%
      Expected volatility                              50%      108%      113%
      Expected option holding period (yrs.)     3.0 - 3.5       4.7       5.6

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

Net Loss per Common Share
      Basic net loss per common share is computed by dividing net loss (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Diluted net loss per common share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants, unless their effect on net loss per share is antidilutive. The following table shows securities outstanding as of December 31 that could potentially dilute basic earnings or loss per common share in the future that were not included in the current computation of diluted loss per common share because to do so would have been antidilutive.


      (In thousands)    2004      2003      2002
      -------------------------------------------

      Stock Options     2,388     1,871     1,852
      Warrants            400         -         -

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

Reclassifications
      Certain amounts in prior years' financial statements and related notes have been reclassified to conform to the 2004 presentation.

2.  CASH AND CASH EQUIVALENTS

      Cash and cash equivalents totaled $217,126 and $826,764 at December 31, 2004 and 2003, respectively. Included in each period are investments in a money market fund consisting of high quality short term instruments, principally U.S. Government and Agency issues and commercial paper.

3.  ACCOUNTS RECEIVABLE, NET

      As of December 31, the components of accounts receivable were as follows (in thousands):


                                                 2004       2003
      -----------------------------------------------------------

      Trade accounts receivable                 $1,379     $1,410
      Less: allowance for doubtful accounts        (60)       (80)
      -----------------------------------------------------------
      Trade accounts receivable, net             1,319      1,330
      Other receivables                            134         78
      -----------------------------------------------------------
      Accounts receivable, net                  $1,453     $1,408
      ===========================================================

      Other receivables consist of commissions, rebates and other dealer incentives due from Avaya, Inc. Refer to Note 1, Accounting for
Manufacturer Incentives.

4.  INVENTORIES, NET

      As of December 31, the components of inventories were as follows (in thousands):


                                                              2004       2003
      ------------------------------------------------------------------------

      Finished goods and spare parts                         $1,341     $1,817
      Work in process                                           352        450
      Rental equipment                                           52         61
      ------------------------------------------------------------------------
                                                              1,745      2,328
      Less: reserves for excess and obsolete inventories       (118)      (359)
      ------------------------------------------------------------------------
      Inventories, net                                       $1,627     $1,969
      ========================================================================

      Work in process inventories consists of used equipment requiring repair or refurbishing.

5.  PROPERTY AND EQUIPMENT, NET

      As of December 31, the components of property and equipment, net were as follows (in thousands):


                                                               Estimated
                                                          Useful Lives (Yrs.)      2004        2003
      -----------------------------------------------------------------------------------------------

      Computer and office equipment                              3 - 5            $ 1,071     $ 1,174
      Furniture and fixtures                                    5 - 10                288         290
      Leasehold improvements                                        10                171         190
      Capitalized software development costs                         5                 98          92
      Automobile                                                     5                 50           -
      -----------------------------------------------------------------------------------------------
                                                                                    1,678       1,746
      Less: accumulated depreciation and amortization                              (1,410)     (1,433)
      -----------------------------------------------------------------------------------------------
      Property and equipment, net                                                 $   268     $   313
      ===============================================================================================

      The Company has capitalized software development costs incurred by subcontract programmers in the development of on-line product catalogs and ordering processes. Depreciation and amortization expense was $123,306, $164,009, and $215,294 for the years ended December 31, 2004, 2003, and 2002, respectively.

6.  DEBT OBLIGATIONS

      Debt obligations consisted of the following as of December 31 (in thousands):


                                         2004      2003
      -------------------------------------------------

      Revolving credit facility note     $ 179     $ -
      Installment purchase note             47       -
      ------------------------------------------------
                                           226       -
      Less: current maturities            (187)      -
      ------------------------------------------------
      Notes payable                      $  39     $ -
      ================================================

      Revolving Credit Facility Note:
      -------------------------------
      On February 19, 2003 the Company entered into a one-year, $1.5 million revolving loan agreement (the "BACC Agreement") with Business Alliance Capital Corporation ("BACC"). On February 19, 2004, the BACC Agreement was extended for an additional one-year term with an increase in the advance limit to $1.7 million. On February 19, 2005, the BACC Agreement was again extended for an additional one-year term. On March 31, 2005, the BACC facility was terminated, and the Company incurred a $68,000 early termination fee. The BACC facility was replaced with a $3 million credit facility with Laurus Master Fund, Ltd., as further described in Note 16, "Subsequent Events". As of December 31, 2004, there was $179,812 of borrowings under the BACC credit facility, and based upon borrowing formulas, the Company had $412,000 in remaining borrowing availability. The average and highest amounts borrowed during the year ended December 31, 2004 were approximately $179,000 and $423,000, respectively.

      Installment Purchase Note:
      --------------------------
      The Company is financing an automobile through a $50,056, 3.75% note payable to a finance company. The note is payable in 38 monthly installments of $799, with a final payment of $24,236 on January 7, 2008.

7.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      As of December 31, the components of accrued expenses and other current liabilities were as follows (in thousands):


                                                         2004     2003
      ----------------------------------------------------------------

      Salaries, commissions and benefits                 $167     $120
      Other                                                75       52
      ----------------------------------------------------------------
      Accrued expenses and other current liabilities     $242     $172
      ================================================================

8.  STOCK OPTIONS AND WARRANTS

      Stock Options:
      --------------
      On April 3, 2002, the Board of Directors adopted the Farmstead Telephone Group, Inc. 2002 Stock Option Plan (the "2002 Plan"), which was approved by stockholders at the June 13, 2002 Annual Meeting of Stockholders. The 2002 Plan replaced the 1992 Stock Option Plan that terminated in May 2002. Options previously granted under the 1992 Plan, of which there are 1,587,119 options outstanding at December 31, 2004, may continue to be exercised in accordance with the terms of the individual grants. The 2002 Plan permits the granting of options to employees, directors and consultants of the Company, which shall be either incentive stock options ("ISOs") as defined under Section 422 of the Internal Revenue Code, or non-qualified stock options ("NSOs"). ISOs may be granted at no less than market value at the time of grant, with a maximum term of ten years except, for a 10% or more stockholder, the exercise price shall not be less than 110% of market value, with a maximum term of five years. NSOs may be granted at no less than 50% of market value at the time of granting, with a maximum term of 10 years. Any option granted pursuant to this Plan which for any reason fails to qualify as an ISO shall be deemed to have been granted as an option not qualified under Section 422 of the Code. The maximum number of shares issuable under the 2002 Plan, which expires April 3, 2012, is 1,300,000, of which there were 801,000 options outstanding at December 31, 2004. Options currently granted expire on various dates through 2014. A summary of stock option transactions for each of the three years in the period ended December 31, 2004 is as follows:


                                                                          Weighted
                                                                          Average
                                            Number        Exercise        Exercise
                                           of Shares     Price Range       Price
      ----------------------------------------------------------------------------

      Outstanding at December 31, 2001     1,874,806     $.68 - 11.80      $1.91
      Granted                                254,500      .29 -  1.50        .79
      Exercised                                    -                -          -
      Canceled or expired                   (277,000)     .68 -  2.04       1.53
      --------------------------------------------------------------------------
      Outstanding at December 31, 2002     1,852,306      .29 - 11.80       1.81
      Granted                                101,500      .28 -   .79        .35
      Exercised                                    -                -          -
      Canceled or expired                    (83,100)     .28 - 11.80       1.78
      --------------------------------------------------------------------------
      Outstanding at December 31, 2003     1,870,706     $.28 -  7.30      $1.73
      Granted                                656,000      .34 -   .76        .41
      Exercised                                    -                -          -
      Canceled or expired                   (138,587)     .28 -  7.30       1.86
      --------------------------------------------------------------------------
      Outstanding at December 31, 2004     2,388,119     $.28 -  2.50      $1.36
      ==========================================================================
      As of December 31, 2004:
        Exercisable                        1,696,869     $.28 -  2.50      $1.75
        Available for future grant           499,000

      The following summarizes information about stock options outstanding and exercisable as of December 31, 2004:


                                       Options Outstanding                              Options Exercisable
                    ---------------------------------------------------------     ------------------------------
                                        Weighted Avg.
   Range of           Number              Remaining            Weighted Avg.        Number        Weighted Avg.
Exercise Prices     Outstanding     Contractual Life (Yrs)     Exercise Price     Exercisable     Exercise Price
---------------     -----------     ----------------------     --------------     -----------     --------------

 $ .00 -  0.50         715,500               9.5                   $ .39              74,000          $ .40
 $0.51 -  1.00         144,500               7.6                     .78              99,750            .79
 $1.01 -  1.50         207,150               4.0                    1.32             206,650           1.32
 $1.51 -  2.00       1,310,469               3.0                    1.96           1,305,969           1.96
 $2.01 -  2.50          10,500               4.0                    2.32              10,500           2.32
----------------------------------------------------------------------------------------------------------------
 Total               2,388,119               5.3                   $1.36           1,696,869          $1.75
================================================================================================================

      Warrants:
      ---------
      On October 1, 2004, the Company's new Chief Executive Officer was issued a Warrant to purchase up to Four Hundred Thousand (400,000) shares of common stock at fair market value. The Warrant is currently exercisable and expires five years from the date of grant. The underlying common stock is unregistered as of December 31, 2004.

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

10.  LEASES AND OTHER COMMITMENTS AND CONTINGENCIES

      Lease Agreements. On March 23, 2004, the Company entered into a new lease agreement on its corporate offices and distribution center located at 22 Prestige Park Circle, East Hartford, CT. This agreement replaced the Company's existing lease due to expire in December 2004. Under the new lease agreement, which became effective May 1, 2004, the Company is leasing 25,051 square feet for a term expiring December 31, 2014. The lease contains one five-year renewal option. The lease also allows the Company the one-time option to terminate the lease without penalty on December 31, 2009. Minimum monthly rent is $11,377 for 2004, $13,047 for years 2005 - 2009, and $13,569 for years 2010 - 2014. The Company is additionally obligated to pay the lessor its proportionate share of the property operating costs at an amount equal to $1.20 per square foot, subject to a 2% annual increase.

      On March 31, 2004, the Company terminated, without penalty, its lease agreement on 15,137 square feet of warehouse space that was scheduled to expire December 31, 2004. The lease termination was effective April 1, 2004. The Company also leases approximately 1,700 square feet of office space in New York, NY under a non-cancelable lease expiring May 31, 2007. The Company additionally leases a house for the benefit of its Chief Executive officer at a rental payment of $5,000 per month expiring October 2005.

      As of December 31, 2004, aggregate future minimum annual rental payments under the initial terms of the leases were as follows: $259,966 for 2005, $216,611 for 2006, $181,770 for 2007, and $156,569 for 2008 and
2009. Rent expense was $254,581 in 2004, $313,692 in 2003, and $285,946 in
2002.

      Employment Agreements: On October 1, 2004, the Company entered into an employment agreement, expiring December 31, 2009, (the "Agreement") with Mr. Jean-Marc Stiegemeier (the "Executive") in connection with his appointment as President and Chief Executive Officer of the Company through December 31, 2009. Executive succeeded Mr. George J. Taylor, Jr. who continues to serve the Company as Chairman of the Board of Directors. The Agreement includes the following key provisions: (i) an annual base salary of $300,000, which may be increased by the Board in its discretion or decreased by the Board under certain defined circumstances; (ii) a one-time special bonus of $37,500, $25,000 of which was paid October 1, 2004, with the balance paid in January 2005; (iii) an annual bonus of up to 100% of Executive's base salary based upon the attainment of a Board-approved earnings target for that year; and (iv) as an incentive to reduce the Company's "acquisition" costs, Executive would receive an "acquisition incentive bonus" equal to one percent (1%) of the Purchase Price, as defined in the Agreement) for each acquisition that is concluded during the term of this Agreement without any obligation by the Company to pay any fees, commissions or any other cash or equity-based compensation to any third party(ies) for or in connection with (a) the identification of the entity that is the subject of the acquisition; (b) the valuation of the acquisition or (c) the negotiation of the purchase price and other key business terms of the acquisition with the selling party or its representatives. Concurrent with the effective date of the Agreement, Executive was issued a Warrant to purchase up to Four Hundred Thousand (400,000) shares of common stock at fair market value. The Warrant was exercisable immediately and expires five years from the date of grant. The underlying common stock is currently unregistered. The Executive was also granted an option to purchase up to Six Hundred Thousand (600,000) shares of common stock under the 2002 Stock Option Plan at an exercise price equal to the fair market value of the common stock. Three Hundred Thousand (300,000) shares are exercisable one year after the grant date, with the remainder exercisable two years after the grant date. The options expire ten years after the grant date.

      The Agreement also provides severance pay for the Executive during the term of the Agreement under certain circumstances. Should the Company terminate the agreement without "cause", or if the Executive terminates the Agreement "for good reason", or in the event the Executive resigns after a "change in control", as all are defined in the Agreement, then severance pay will equal three times the "Executive Compensation Amount" as defined. The Executive will not, however, be entitled to any severance or other compensation if he voluntarily terminates his employment or if the Company terminates the Agreement "for cause", as defined. From August 16, 2004 to October 1, 2004, the Executive provided business consulting services to the Company for which the Executive earned $50,000 in fees.

      The Company has an employment agreement with Mr. Taylor, Jr. (the "Chairman") dated January 1, 1998 and as amended at various times between August 1, 2001 and October 1, 2004. The current agreement contains an employment term expiring December 31, 2007. The agreement also contains the following major provisions: (i) a base salary of $200,000 for 2005, increasing to $250,000 in 2006 and $300,000 in 2007; (ii) an annual bonus of up to 100% of the Chairman's base salary based upon the attainment of a Board-approved earnings target for that year; and (iii an "acquisition incentive bonus" as described above for Executive. The Chairman's agreement provides severance pay should he terminate the Agreement for "good cause", as defined, or should the Company terminate his agreement without cause, or in the event of a change in control of the Company, as defined. Severance pay would amount to three times (i) the amount of the then-current base pay (deemed to be $300,000 for purposes of severance pay calculations), plus
(ii) the average bonus paid during the three most recent calendar years. The Chairman will not be entitled to any severance or other compensation if he voluntarily terminates his employment or if the Company terminates the Agreement "for cause", as defined.

      Letter of Credit: In connection with the Company's revolving credit agreement with BACC, the Company issued a $300,000 irrevocable standby letter of credit ("LC") in favor of BACC. The LC can be drawn upon by BACC to satisfy any outstanding obligations under the Company's loan agreement ninety days after an event of default. The LC is secured by cash, and since this cash is restricted from use by the Company during the term of the LC, it has been classified under other current assets in the consolidated balance sheet at December 31, 2004 and 2003.

11.  RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment," ("SFAS No. 123 (revised 2004)"), revising FASB Statement 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees". This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the third quarter of fiscal 2005. The adoption of this standard will have an impact on the Company's results of operations as it will be required to expense the fair value of all share based payment; however the Company has not yet determined whether or not this impact will be significant.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the Company will adopt this standard in its third quarter of fiscal 2005. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

12.  EMPLOYEE BENEFIT PLANS

      Supplemental Executive Retirement Plan. The Company maintains a Supplemental Executive Retirement Plan ("SERP") for the benefit of Mr. Taylor, Jr., structured to provide him with an annual retirement benefit of $100,000 per year, payable over 15 years beginning at age 65. In 2003, the Company recognized expense using a 7% discount rate, which it lowered to 6.25% at year-end. For 2004, the Company utilized a 6.25% discount rate for both expense and disclosure purposes. The amount of the unrecognized actuarial loss of $23,929 at December 31, 2004 and $31,906 at December 31, 2003 has been recorded in Accumulated Other Comprehensive Loss as a component of Stockholders' Equity.

      The components of the net periodic benefit cost included in the results of operations for the three years ended December 31, 2004 are set forth as follows (in thousands):


                                         2004     2003     2002
      ---------------------------------------------------------

      Service cost                       $ 80     $69      $65
      Interest cost                        35      29       23
      Amortization of actuarial loss        8       -        -
      ---------------------------------------------------------
      Net expense                        $123     $98      $88
      =========================================================

      The following information summarizes activity in the SERP for the two years ended December 31, 2004 (in thousands):


                                                                       2004      2003
      --------------------------------------------------------------------------------

      Changes in Accumulated Benefit Obligation:
        Accumulated Benefit obligation at beginning of year            $ 478     $ 348
        Service cost                                                      80        69
        Interest cost                                                     35        29
        Actuarial loss                                                     -        32
      --------------------------------------------------------------------------------
        Accumulated Benefit obligation at end of year                  $ 593     $ 478
      ================================================================================

      Fair Value of Plan Assets                                        $   -     $   -
      ================================================================================

      Reconciliation of Funded Status:
        Funded status                                                  $(593)    $(478)
        Unrecognized actuarial loss                                       24        32
      --------------------------------------------------------------------------------
        Accrued net periodic pension cost                              $(569)    $(446)
      ================================================================================

      Amounts Recognized in the Consolidated Balance Sheets:
        Accrued accumulated benefit obligation                         $(593)    $(478)
        Accumulated other comprehensive loss                              24        32
      --------------------------------------------------------------------------------
        Net liability reflected in the consolidated balance sheets     $(569)    $(446)
      ================================================================================

      The benefits expected to be paid under the SERP in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are as follows: $0 (2005 - 2006), $100,000 (2007), $100,000
(2008), $100,000 (2009) and $500,000 (2010 - 2014).

      Employee Stock Purchase Plan ("ESPP"). In September 2001, the Company established an ESPP, following stockholder approval, under which an initial 250,000 shares of common stock could be sold to employees. The shares issuable pursuant to the ESPP were registered on Form S-8 (No. 333-69290) dated September 11, 2001. Beginning in 2003, an annual increase of the lesser of (i) 100,000 shares of common stock, (ii) 2% of the Company's issued and outstanding capital stock on January 1 of such year, and (iii) an amount determined by the Company's board of directors, can be added to the ESPP. No shares have since been added to the ESPP. The ESPP covers all employees working more than 20 hours per week, excluding employees owning 5% or more of the combined voting power of all classes of shares of the Company or its subsidiary corporations. The ESPP provides for six-month "offering periods" beginning September 14, 2001, with a final offering period beginning March 1, 2011, and during such periods employees can participate through payroll deductions of up to 10% of their earnings. At the end of each offering period, participating employees are able to purchase stock at a 15% discount to the market price of Company stock at either the beginning or end of the offering period, whichever is lower. Shares purchased through the ESPP cannot exceed $25,000 in fair market value per person per calendar year. The shares purchased are allocated to an account established for each participant at a brokerage firm. During the two years ended December 31, 2004, the Company issued 10,581, and 12,643 shares, respectively, of Common Stock.

      401(K) Plan. The Company offers its employees a 401(K) plan, pursuant to which it may make discretionary contributions. The Company made no contributions in 2004, and contributed $5,300 in 2003.

13.  INCOME TAXES

      The following table provides a summary of the current and deferred components of the provision for federal and state income taxes attributable to earnings before income taxes for the three years ended December 31 (in thousands):


                                      2004     2003     2002
      ------------------------------------------------------

      Federal income tax expense:
        Current                       $ -      $ -      $  -
        Deferred                        -        -       436
      State income tax expense:
        Current                         -       13        18
        Deferred                        -        -        19
      ------------------------------------------------------
      Provision for income taxes      $ -      $13      $473
      ======================================================

      Differences between the tax expense reflected in the consolidated financial statements and the amounts calculated at the federal statutory income tax rate of 34% for the three years ended December 31 are as follows (in thousands):


                                                           2004       2003       2002
      --------------------------------------------------------------------------------

      Income tax benefit at statutory rate                $(484)     $(237)     $ (699)
      Increase (reduction) in income taxes
       resulting from:
      State and local income taxes, net of federal
       income tax benefit                                     -         (9)        (12)
      Non-deductible life insurance                           9         (8)         30
      Non-deductible meals and entertainment                  8          7          17
      Change in valuation allowance, net of temporary
       differences for which benefit has not been
       provided                                             467        260       1,137
      --------------------------------------------------------------------------------
      Provision for income taxes                          $   -      $  13      $  473
      ================================================================================

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows (in thousands):


                                                      2004        2003
      ------------------------------------------------------------------

      Deferred tax assets:
      Allowance for doubtful accounts                $    20     $    27
      Inventory allowances                                38         122
      Accrued retirement obligation                      193         152
      Property and equipment                              19          34
      Other                                               16          20
      Net operating loss and other carryforwards       2,830       2,192
      ------------------------------------------------------------------
      Total gross deferred tax assets                  3,116       2,547
      Less: valuation allowance                       (3,116)     (2,547)
      ------------------------------------------------------------------
      Net deferred tax assets                        $     -     $     -
      ==================================================================

      The Company has federal net operating loss carryforwards of approximately $7,028,000 that expire through 2025. In 2004 and 2003, the valuation allowance was increased by an amount that fully offset the Company's deferred tax assets as of December 31, 2004 and 2003, respectively. Management believes that the present valuation allowance is prudent due to the net losses sustained during the three years ended December 31, 2004 and the unpredictability of future earnings.

14.  STOCKHOLDERS' EQUITY

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

15.  CONCENTRATIONS OF CREDIT RISK

      The principal financial instruments subject to credit risk are as follows:

      Accounts Receivable. The Company extends credit to its customers in the normal course of business. As of December 31, 2004, one customer accounted for 17% of accounts receivable. As of December 31, 2003, two customers accounted for 15% and 10% of accounts receivable. Although the Company is subject to changes in economic conditions which may impact its overall credit risk, the Company sells to a wide variety of customers, and does not focus on any particular industry sector. The Company establishes its allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and experience, and other information available to it. Management considers the Company's credit risk to be satisfactorily diversified and believes that its allowance for doubtful accounts is adequate to absorb estimated losses as of December 31, 2004. During the three years ended December 31, 2004, no single customer accounted for more than 10% of revenues.

      Cash and Cash Equivalents. The Company maintains cash and cash equivalents with various financial institutions. Cash equivalents consist of investments in money market funds consisting of high quality short term instruments, principally U.S. Government and Agency issues and commercial paper, and the fair value approximates the carrying value at each reporting period. At times such amounts may exceed insurance limits.

16.  SUBSEQUENT EVENTS

      On March 31, 2005, the Company entered into a financing transaction with Laurus Master Fund, Ltd., ("Laurus"), providing for a three-year, $3 million ("Capital Availability Amount") revolving loan credit facility. Pursuant to this transaction, the Company issued a Secured Convertible Minimum Borrowing Note (the "Note") in the aggregate principal amount of $500,000 and a Secured Revolving Note (the "Revolving Note") in the aggregate principal amount of $2,500,000. Amounts outstanding under the Note and the Revolving Note will either be paid in cash at their March 31, 2008 maturity date or, at Laurus' option, by converting such amounts into shares of the Company's common stock from time to time. The Company also issued Laurus a five-year warrant (the "Warrant") to purchase an aggregate of 500,000 shares of common stock of the Company at an exercise price of $1.82 per share. The warrant exercise price was set at 130% of the average closing price of the Company's common stock over the ten trading days preceding the execution of the agreement, and is subject to anti-dilution protection adjustments. This transaction was completed in a private offering pursuant to an exemption from registration under Section
4(2) of the Securities Act of 1933, as amended. This new credit facility replaces the $1.7 million revolving credit facility the Company had with Business Alliance Capital Corporation

      The following describes certain of the material terms of the financing transaction with Laurus. The description below is not a complete description of the material terms of the financing transaction and is qualified in its entirety by reference to the agreements entered into in connection with the financing which are included as exhibits to this Annual Report on Form 10-K:

Principal Borrowing Terms and Prepayment: Borrowings are advanced pursuant to a formula consisting of (i) 90% of eligible accounts receivable, as defined (primarily receivables that are less than 90 days old), and (ii) 30% of eligible inventory, as defined (primarily inventory classified as "finished goods"), up to a maximum inventory advance of $600,000, less any reserves required by Laurus. Interest on the outstanding borrowings is charged at the per annum rate of two percentage points (2%) above the prime rate, but not less than 6%. The interest rate charged, however, will be decreased by 2% (or 200 basis points) for every 25% increase in the market price of the Company's common stock above the fixed conversion price, down to a minimum interest charge of 0.0%. The Company will additionally be charged a fee equal to 0.25% of the unused portion of the facility. Should the Company terminate the financing agreement with Laurus prior to the maturity date, the Company will incur an early payment fee equal to 4%, 3% and 2% of the Capital Availability Amount if terminated in the first, second or third year, respectively, of the term.

Security and Events of Default. Borrowings under the Note and the Revolving Note are secured by a lien on substantially all of the Company's assets. The Security Agreement contains no specific financial covenants; however, it defines certain circumstances under which the agreement can be declared in default and subject to termination, including among others if (i) there is a material adverse change in the Company's business or financial condition; (ii) an insolvency proceeding is commenced; (iii) the Company defaults on any of its material agreements with third parties or there are material liens or attachments levied against the Company's assets; (iv) the Company's common stock ceases to be publicly traded; and (v) the Company fails to comply with the terms, representations and conditions of the agreement. Upon the occurrence of an Event of Default, the interest rate charged will be increased by 1-1/2 % per month until the default is cured; should the default continue beyond any applicable grace period, Laurus could require the Company to repay 120% of any principal and interest outstanding under the agreement.

Conversion Rights. All or a portion of the outstanding principal and interest due under the Note and the Revolving Note may be converted, at the option of the Holder, into shares of the Company's common stock, subject to certain limitations as defined in the Note and the Revolving Note, if the market price of the common stock is 15% above the Fixed Conversion Price of $1.54 per share for five consecutive trading days in any month. The fixed conversion price was originally set at 110% of the average closing price of the Company's common stock over the ten trading days preceding the execution of the agreement, and is subject to anti-dilution protection adjustments. The fixed conversion price will be reset once $1.5 million of debt has been converted. Upon receipt of a conversion notice from the Holder, the Company can elect to pay cash to the Holder in lieu of issuing shares of common stock, at a price per share equal to the intraday high price of the stock.

Registration Rights. Pursuant to the terms of a Registration Rights Agreement, the Company is obligated to file and obtain effectiveness for a registration statement registering the resale of shares of the Company's common stock issuable upon conversion of the Note, the Revolving Note and the exercise of the Warrant. If the registration statement is not timely filed, or declared effective the Company will be subject to certain penalties.

17.  RELATED PARTY TRANSACTIONS

      As described in Note 10, on October 1, 2004, the Company entered into an employment agreement with Mr. Jean-Marc Stiegemeier in connection with his appointment as President and Chief Executive Officer of the Company. From August 16, 2004 to October 1, 2004, he provided business consulting services to the Company for which he earned $50,000 in fees. During 2002, PFS Venture Group LLC ("PFS") provided business-consulting services to the Company. Mr. Bruce S. Phillips, a director of the Company from June 2001 until August 2002, was the principal owner of PFS. During 2002, PFS earned $51,000 in fees, and Mr. Phillips received 11,250 options to acquire common stock at exercise prices of $1.00 to $1.50 per share.

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized quarterly financial data for 2004 and 2003 is as follows (in thousands except earnings (loss) per share):


                                                                  Quarter
-------------------------------------------------------------------------------------------
2004                                            First      Second     Third      Fourth (a)
-------------------------------------------------------------------------------------------

Revenues                                        $3,406     $2,889     $3,338       $2,711
Gross Profit                                       877        604        804          608
Operating loss                                    (333)      (406)      (176)        (487)
Net loss                                          (341)      (414)      (175)        (494)
Loss per common share:
  Basic and diluted                               (.10)      (.12)      (.05)        (.16)
Weighted average common shares outstanding:
  Basic and diluted                              3,313      3,316      3,317        3,322
===========================================================================================





                                                                  Quarter
-------------------------------------------------------------------------------------------
2003                                            First      Second     Third      Fourth (b)
-------------------------------------------------------------------------------------------

Revenues                                        $4,504     $3,870     $3,295       $3,240
Gross Profit                                     1,136        975        946          829
Operating loss                                    (139)      (119)      (134)        (283)
Net loss                                          (145)      (132)      (149)        (283)
Loss per common share:
  Basic and diluted                               (.04)      (.04)      (.05)        (.09)
Weighted average common shares outstanding:
  Basic and diluted                              3,299      3,305      3,306        3,311
===========================================================================================

--------------------
(a) Includes a $26,000 credit to income from a reduction in the Company's reserves for sales and product returns.
(b) Includes a $93,000 credit to income from a reduction in the Company's reserves for sales and product returns, and a $41,000 charge to bad debt expense.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Farmstead Telephone Group, Inc.

We have audited the consolidated financial statements of Farmstead Telephone Group, Inc. (the "Company") as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002, and have issued our report thereon dated March 18, 2005, except for Notes 6 and 16, to which the date is March 31, 2005; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audit also includes the financial statement schedule of Farmstead Telephone Group, Inc., listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.



/s/ CARLIN, CHARRON & ROSEN, LLP
Glastonbury, Connecticut
March 18, 2005

               SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
                               (In thousands)


                                                                  Column C- Additions
                                                            -------------------------------
                                                                 (1)               (2)
                                            Column B-          Charged           Charged                       Column E-
                                            Balance at      (credited) to     (credited) to                    Balance at
                                           beginning of       costs and           other         Column D-        End of
        Column A- Description                 period          expenses          accounts        Deductions       period
--------------------------------------     ------------     -------------     -------------     ----------     ----------

Year 2004
---------
Allowance for doubtful accounts               $   80          $   18                -             $ 38*          $   60
Inventory valuation reserves                     359             106                -              347*             118
Deferred tax asset valuation allowance         2,547             569**              -                -            3,116

Year 2003
---------
Allowance for doubtful accounts               $   47          $   75                -             $ 42*          $   80
Inventory valuation reserves                     562              28                -              231*             359
Deferred tax asset valuation allowance         2,216             331**              -                -            2,547

Year 2002
---------
Allowance for doubtful accounts               $  150          $  (33)               -             $ 70*          $   47
Inventory valuation reserves                   1,382             143                -              963*             562
Deferred tax asset valuation allowance         1,039           1,177                -                -            2,216

--------------------
* Represents write-offs of inventories and uncollectible accounts receivable.
** Recorded to fully reserve for the increase in the Company's net deferred tax assets.

                              INDEX TO EXHIBITS

      The following documents are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included such document.

       3(a) Certificate of Incorporation [Exhibit 3(a) to the S-18 Registration Statement of the Company's securities declared effective on April 13, 1987 (File No. 3-9556B)]
       3(b) Certificate of Amendment of Certificate of Incorporation [Exhibit 3(a) to Amendment No. 2 to SB-2 Registration Statement dated July 22, 1996 (Registration No. 333-5103)]
       3(c) Certificate of Amendment of Certificate of Incorporation of Farmstead Telephone Group, Inc., dated July 10, 1991 [Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 1991]
       3(d) Amended and Restated By-Laws [Exhibit 3(d) to the Annual Report on Form 10-K for the year ended December 31, 2000]
       3(e) Certificate of Amendment of Certificate of Incorporation of Farmstead Telephone Group, Inc. dated July 9, 2001 [Exhibit 3(e) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]
       4(a) Form of Unit Warrant [ Exhibit 4(a) to the S-18 Registration Statement of the Company's securities declared effective on April 13, 1987 (File No. 3-9556B)]
       4(b) Amended Form of Underwriter's Option [ Exhibit 4(b) to the S-18 Registration Statement of the Company's securities declared effective on April 13, 1987 (File No. 3-9556B)]
       4(c) Resolutions adopted by Unanimous Written Consent of the Company's Board Of Directors dated as of July 9, 1992 amending terms of Warrants and Underwriter's Options [Exhibit 4(a) to the Form S-3 Registration Statement of the Company's securities declared effective on October 29, 1992 (Registration No. 33-50432)]
       4(d) Amended 1992 Stock Option Plan [Exhibit to the Proxy Statement on Schedule 14A filed April 14, 1998 (File No. 001-12155)]
       4(e) Form of Underwriter's Warrant Agreement (including Form of Underwriter's Warrant) [Exhibit 4.2 to the SB-2 Registration Statement dated June 3, 1996 (Registration No. 333-5103)]
       4(f) Form of Warrant Certificate [Exhibit 4.1 to Amendment No. 2 to SB-2 Registration Statement dated July 22, 1996 (Registration No. 333-5103)]
       4(g) Form of Warrant Agreement [Exhibit 4.3 to Amendment No. 2 to SB-2 Registration Statement dated July 22, 1996 (Registration No. 333-5103)]
       4(h) Form of Unit Certificate [Exhibit 4.4 to Amendment No. 2 to SB-2 Registration Statement dated July 22, 1996 (Registration No. 333-5103)]
       4(i) Resolutions adopted by the Company's Board of Directors June 18, 1998, amending terms of Warrants and Underwriter's Options [Exhibit 4(I) to the Annual Report on Form 10-KSB for the year ended December 31, 1998]
       4(j) Resolutions adopted by the Company's Board of Directors July 19, 2001, amending terms of warrants and Underwriter's Options. [Exhibit 4(j) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001]
       4(k) Farmstead Telephone Group, Inc. 2002 Stock Option Plan [Appendix A to the Proxy Statement on Schedule 14A filed April 19, 2002 for the 2002 Annual Meeting of Stockholders]
       4(l) Warrant to Purchase common stock of Farmstead Telephone Group, Inc. issued to Jean-Marc Stiegemeier October 1, 2004 [Exhibit 4(a) to the Form 8-K Current Report filed October 6, 2004]
       4(m) Security Agreement dated March 31, 2005 by and among Laurus Master Fund, Ltd. and Farmstead Telephone Group, Inc. [Exhibit 99.1 to the Form 8-K Current Report filed April 5, 2005]
       4(n)    Secured Revolving Note dated as of March 31, 2005. [Exhibit
               99.2 to the Form 8-K Current Report filed April 5, 2005]
       4(o) Secured Convertible Minimum Borrowing Note dated as of March 31, 2005 [Exhibit 99.1 to the Form 8-K Current Report filed April 5, 2005]
       4(p) Common Stock Purchase Warrant dated as of March 31, 2005 [Exhibit 99.1 to the Form 8-K Current Report filed April 5, 2005]
       4(q) Minimum Borrowing Note Registration Rights Agreement dated as of March 31, 2005 [Exhibit 99.1 to the Form 8-K Current Report filed April 5, 2005]

      10(a) Form of Underwriter's Consulting Agreement [Exhibit 10.1 to the SB-2 Registration Statement dated June 3, 1996 (Registration No. 333-5103)]
      10(b) Letter of Agreement dated June 3, 1996 between Farmstead Telephone Group, Inc. and Lucent Technologies, Inc. [Exhibit
               10.2 to Amendment No. 1 to SB-2 Registration Statement dated July 22, 1996 (Registration No. 333-5103)]
      10(c) Agreement of Lease By and between Tolland Enterprises and Farmstead Telephone Group, Inc., dated November 5, 1996 [Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996]
      10(d) Employment Agreement dated as of January 1, 1998 between Farmstead Telephone Group, Inc. and George J. Taylor, Jr. [Exhibit 10.5 to the Annual Report on Form 10-KSB for the year ended December 31, 1997]
      10(e) Supplemental Executive Retirement Plan, effective as of January 1, 1998 [Exhibit 10.6 to the Annual Report on Form 10-KSB for the year ended December 31, 1997]
      10(f) ARS Dealer Agreement Between Lucent Technologies and Farmstead Telephone Group, Inc. For Business Communications Systems [Exhibit 10(s) to the Annual Report on Form 10-KSB for the year ended December 31, 1998]
      10(g) ARS License Agreement Between Lucent Technologies and Farmstead Telephone Group, Inc. For Authorized Remarketing Supplier Program [Exhibit 10(t) to the Annual Report on Form 10-KSB for the year ended December 31, 1998]
      10(h) Rider #1 to Lease Dated November 5, 1996 By and Between Tolland Enterprises ("Landlord") and Farmstead Telephone Group, Inc. ("Tenant"), attached as of May 27, 1999 [Exhibit 10(cc) to the Annual Report on Form 10-K for the year ended December 31, 1999]
      10(i) First Amendment of Lease, dated June 30, 1999, By and Between Tolland Enterprises ("Landlord") and Farmstead Telephone Group, Inc. ("Tenant") [Exhibit 10(dd) to the Annual Report on Form 10-K for the year ended December 31, 1999]
      10(j) Loan Agreement, dated September 27, 2000 between First Union National Bank and Farmstead Telephone Group, Inc. [Exhibit 10(ee) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000]
      10(k) Promissory Note, dated September 27, 2000 between First Union National Bank and Farmstead Telephone Group, Inc. [Exhibit 10(ff) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000]
      10(l) Employment Agreement dated as of January 1, 2000 between Farmstead Telephone Group, Inc. and Robert G. LaVigne [Exhibit 10(ee) to the Annual Report on Form 10-K for the year ended December 31, 2000]
      10(m) Amendment to Lucent ARS License Agreement Between Lucent Technologies Inc. and Farmstead Telephone Group, Inc., dated February 2, 2001. [Exhibit 10(ff) to the Annual Report on Form 10-K for the year ended December 31, 2000]
      10(n) Amendment to Lucent ARS Dealer Agreement Between Lucent Technologies Inc. and Farmstead Telephone Group, Inc., dated February 2, 2001. [Exhibit 10(gg) to the Annual Report on Form 10-K for the year ended December 31, 2000]
      10(o) Farmstead Telephone Group, Inc. Employee Stock Purchase Plan [Appendix B to the to the Proxy Statement on Schedule 14A filed April 13, 2001 for the 2001 Annual Meeting of Stockholders]
      10(p) Limited Liability Company Agreement of InfiNet Systems LLC, effective February 1, 2001 [Exhibit 10(dd) to the Annual Report on Form 10-K for the year ended December 31, 2001]
      10(q) First Modification to Loan Agreement, entered into December 19, 2001 [Exhibit 10(ee) to the Annual Report on Form 10-K for the year ended December 31, 2001]
      10(r) Restated First Addendum To That Certain Employment Agreement Between Farmstead Telephone Group, Inc. and George J. Taylor, Jr., effective August 1, 2001 [Exhibit 10(ff) to the Annual Report on Form 10-K for the year ended December 31, 2001]
      10(s) Avaya Inc. Reseller Master Terms and Conditions; Agreement No. AVNERA1-060601, dated May 31, 2002 . [Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002]
      10(t) Third Modification to Loan Agreement, dated September 23, 2002 between Farmstead Telephone Group, Inc. and Wachovia Bank, National Association (f/k/a First Union National
               Bank). [Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002]
      10(u) Modification Number One To Promissory Note, dated October 9, 2002 between Farmstead Telephone Group, Inc. and Wachovia Bank, National Association. [Exhibit 10(b) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002]

      10(v)    Fourth Modification to Loan Agreement, dated October 9, 2002 between Farmstead Telephone Group, Inc. and Wachovia Bank,
               National Association (f/k/a First Union National Bank).
               [Exhibit 10(c) to the Quarterly Report on Form 10-Q for the
               quarter ended September 30, 2002]
      10(w)    Loan and Security Agreement dated February 19, 2003 by and between Business Alliance Capital Corp. and Farmstead
               Telephone Group, Inc. 2001 [Exhibit 10(v) to the Annual
               Report on Form 10-K for the year ended December 31, 2002]
      10(x)    Revolving Credit Master Promissory Note dated February 19,
               2003 between Business Alliance Capital Corporation and
               Farmstead Telephone Group, Inc. [Exhibit 10(w) to the Annual
               Report on Form 10-K for the year ended December 31, 2002]
      10(y)    Second Addendum to That Certain Employment Agreement Between
               Farmstead Telephone Group, Inc. and George J. Taylor, Jr.,
               Dated as of January 1, 1998, as Amended by That Certain
               Restated First Addendum Dated as of August 1, 2001[Exhibit
               10(x) to the Annual Report on Form 10-K for the year ended
               December 31, 2002]
      10(z)    Revolving Credit Master Promissory Note dated February 19,
               2004 between Business Alliance Capital Corporation and
               Farmstead Telephone Group, Inc.
      10(aa)   Modification Agreement dated February 19, 2004 between
               Business Alliance Capital Corporation and Farmstead
               Telephone Group, Inc.
      10(bb)   Third Addendum to That Certain Employment Agreement Between
               Farmstead Telephone Group, Inc. and George J. Taylor, Jr.,
               Dated as of January 1, 1998, as Amended by That Certain
               Restated First Addendum Dated as of August 1, 2001 and as
               Further Amended by That Certain Second Addendum Dated as of
               January 1, 2003
      10(cc)   Second Addendum to That Certain Employment Agreement between
               Farmstead Telephone Group, Inc. and Robert G. LaVigne dated as of January 1, 2000 as Amended by That First Addendum
               Dated as of January 1, 2003
      10(dd)   Amendment to Reseller Master Terms and Conditions:
               Authorized Remanufactured Supplier (ARS) Program Between
               Avaya Inc. and Farmstead Telephone Group, Inc., dated
               October 28, 2003
      10(ee)   Employment Agreement dated October 1, 2004 between Farmstead
               Telephone Group, Inc. and Jean-Marc Stiegemeier. [Exhibit
               10(a) to the Form 8-K Current Report filed October 6, 2004]
      10(ff)   Fourth Addendum to that Certain Employment Agreement Between
               Farmstead Telephone Group, Inc. and George J. Taylor, Jr.
               Dated as of January 1, 1998 as Amended by that Certain
               Restated First Addendum Dated as of August 1, 2001; as
               Further Amended by that Certain Second Addendum Dated as of
               January 1, 2003; and as Further Amended by that Certain
               Third Addendum Dated as of January 1, 2004. [Exhibit 10(b)
               to the Form 8-K Current Report filed October 6, 2004]
      10(gg)   Agreement between Farmstead Telephone Group, Inc. and Jean-
               Marc Stiegemeier dated August 16, 2004 [Exhibit 10(c ) to
               Form 10-Q for the quarter ended September 30, 2004].
      21       Subsidiaries *
      31.1     Certification of Chief Executive Officer pursuant to Rule
               13a-14(a) or 15d-14(a)as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
      31.2     Certification of Chief Financial Officer pursuant to Rule
               13a-14(a) or 15d-14(a)as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
      32.1     Certification of the Chief Executive Officer, pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
      32.2     Certification of the Chief Financial Officer, pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

--------------------
*     filed herewith.