Form 10-Q
period 2005-03-31
FARMSTEAD TELEPHONE GROUP INC
filed 2005-05-16
CIK 804331

===========================================================================
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the quarterly period ended March 31, 2005

                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.       Yes [X]     No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).   Yes [ ]     No [X]

As of April 30, 2005, the registrant had 3,342,730 shares of its $0.001 par value Common Stock outstanding.

===========================================================================

                       TABLE OF CONTENTS TO FORM 10-Q

PART I.  FINANCIAL INFORMATION
                                                                       Page
                                                                       ----
ITEM 1.  FINANCIAL STATEMENTS (Unaudited)
         Consolidated Balance Sheets - March 31, 2005 and
          December 31, 2004                                              3
         Consolidated Statements of Operations - Three Months
          Ended March 31, 2005 and 2004                                  4
         Consolidated Statement of Changes in Stockholders'
          Equity - Three Months Ended March 31, 2005                     4
         Consolidated Statements of Cash Flows - Three Months
          Ended March 31, 2005 and 2004                                  5
         Notes to Consolidated Financial Statements                      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                            11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     15

ITEM 4.  CONTROLS AND PROCEDURES                                        15

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                              15

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS    15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            15

ITEM 5.  OTHER INFORMATION                                              15

ITEM 6.  EXHIBITS                                                       16

SIGNATURES                                                              16

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                       FARMSTEAD TELEPHONE GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS


                                                        March 31,    December 31,
(In thousands)                                               2005            2004
---------------------------------------------------------------------------------
                                                       (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                             $    247       $    217
  Accounts receivable, net                                 1,544          1,453
  Inventories, net                                         1,588          1,627
  Other current assets                                       359            378
-------------------------------------------------------------------------------
Total Current Assets                                       3,738          3,675
-------------------------------------------------------------------------------
Property and equipment, net                                  281            268
Deferred financing costs (Note 7)                            415              -
Other assets                                                 104            107
-------------------------------------------------------------------------------
Total Assets                                            $  4,538       $  4,050
===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $  1,656       $  1,110
  Debt maturing within one year                              153            187
  Accrued expenses and other current liabilities             609            242
-------------------------------------------------------------------------------
Total Current Liabilities                                  2,418          1,539
-------------------------------------------------------------------------------
Postretirement benefit obligation                            624            593
Notes payable                                                 60             39
-------------------------------------------------------------------------------
Total Liabilities                                          3,102          2,171
-------------------------------------------------------------------------------

Commitments and contingencies (Note 11)

Stockholders' Equity:
  Preferred stock, $0.001 par value; 2,000,000
   shares authorized; no shares issued and
   outstanding                                                 -              -
  Common stock, $0.001 par value; 30,000,000
   shares authorized; 3,342,730 and 3,322,182
   shares issued and outstanding at March 31, 2005
   and December 31, 2004, respectively                         3              3
  Additional paid-in capital                              12,513         12,320
  Accumulated deficit                                    (11,059)       (10,420)
  Accumulated other comprehensive loss                       (21)           (24)
-------------------------------------------------------------------------------
Total Stockholders' Equity                                 1,436          1,879
-------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity              $  4,538       $  4,050
===============================================================================

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                      Three Months Ended
                                                          March 31,
                                                      ------------------
(In thousands, except per share amounts)               2005        2004
------------------------------------------------------------------------

Revenues:
Equipment                                             $1,965      $2,922
Services and other revenue                               444         484
------------------------------------------------------------------------
Net revenues                                           2,409       3,406

Cost of revenues:
Equipment                                              1,319       2,046
Services and other revenue                               234         272
Other cost of revenues                                   102         211
------------------------------------------------------------------------
Total cost of revenues                                 1,655       2,529
------------------------------------------------------------------------

Gross profit                                             754         877
Selling, general and administrative expenses           1,384       1,210
------------------------------------------------------------------------

Operating loss                                          (630)       (333)
Interest expense                                          (8)         (6)
Other income                                               3           1
------------------------------------------------------------------------

Loss before income taxes                                (635)       (338)
Provision for income taxes                                 4           3
------------------------------------------------------------------------

Net loss                                              $ (639)     $ (341)
========================================================================

Basic and diluted net loss per common share           $ (.19)     $ (.10)
Weighted average common shares outstanding:
  Basic and diluted                                    3,328       3,313
========================================================================


                       FARMSTEAD TELEPHONE GROUP, INC.
                      CONSOLIDATED STATEMENT OF CHANGES
                     IN STOCKHOLDERS' EQUITY (UNAUDITED)
                      Three Months ended March 31, 2005


                                                                                                      Accumulated
                                                   Common Stock        Additional       Accum-              Other
                                                 -----------------        Paid-in       ulated      Comprehensive
(In thousands)                                   Shares     Amount        Capital      Deficit               Loss      Total
----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2004                     3,322        $3        $12,320       $(10,420)         $(24)         $1,879
Net loss                                             -         -              -           (639)            -            (639)
Amortization of pension liability adjustment                                                               3               3
                                                                                                                      ------
Comprehensive loss                                                                                                      (636)
Issuance of warrants                                 -         -            186              -             -             186
Issuance of common stock                            21         -              7              -             -               7
----------------------------------------------------------------------------------------------------------------------------
Balance at March  31, 2005                       3,343        $3        $12,513       $(11,059)         $(21)         $1,436
============================================================================================================================

See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                   Three Months Ended
                                                                       March 31,
                                                                   ------------------
(In thousands)                                                      2005       2004
-------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                         $(639)     $(341)
  Adjustments to reconcile net loss to net cash flows
   provided by (used in) operating activities:
    Provision for doubtful accounts receivable                         9          9
    Provision for losses on inventories                                8          9
    Depreciation and amortization                                     25         36
    Decrease in accumulated other comprehensive loss                   3          2
    Increase in accrued postretirement benefit obligation             31         29
    Changes in operating assets and liabilities:
    Increase in accounts receivable                                 (100)      (485)
    (Increase) decrease in inventories                                31       (380)
    Increase in other assets                                          (7)       (36)
    Increase in accounts payable                                     546        265
    Increase in accrued expenses and other current liabilities       167        119
-----------------------------------------------------------------------------------
    Net cash provided by (used in) operating activities               74       (773)
-----------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property and equipment                                 (3)       (12)
-----------------------------------------------------------------------------------

    Net cash used in investing activities                             (3)       (12)
-----------------------------------------------------------------------------------
Cash flows from financing activities:
  Borrowings (repayments) under revolving credit line                (46)       305
  Proceeds from issuance of common stock                               7          2
  Repayments of capital lease obligations                             (2)         -
-----------------------------------------------------------------------------------
    Net cash (used in) provided by financing activities              (41)       307
-----------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                  30       (478)
Cash and cash equivalents at beginning of period                     217        827
-----------------------------------------------------------------------------------
Cash and cash equivalents at end of period                         $ 247      $ 349
===================================================================================

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                       $   8      $   6
    Income taxes                                                       2          4
  Non-cash financing and investing activities:
    Purchase of equipment under capital lease                         36          -
    Value of warrant issued in connection with revolving
     credit facility                                                 186          -

See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.    BASIS OF PRESENTATION

      The consolidated financial statements presented herein consist of the accounts of Farmstead Telephone Group, Inc. and its wholly owned subsidiaries, FTG Venture Corporation (inactive) and InfiNet Systems, LLC (inactive). The accompanying consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. In the Company's opinion, the unaudited interim consolidated financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments, which are necessary for a fair presentation of its financial position and operating results for the interim periods presented. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year. This Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

2.    OPERATIONS:

      As presented in the consolidated financial statements contained in this report, the Company incurred a net loss of $639,000 for the quarter ended March 31, 2005. In addition, the Company has incurred substantial losses in each of the past four fiscal years. These losses have been primarily the result of significant declines in revenues over these periods. As further described in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the Company has taken several measures to turnaround its operating performance. The turnaround strategy is principally based upon building a larger and more highly qualified sales force, and diversifying the Company's product offerings and targeted customers. The business strategy is to transition to a full communications solutions provider, becoming less dependent on parts sales, and developing more sources of recurring revenues, such as through installation and maintenance services. As a part of the turnaround plan, the Company hired a new President and CEO in October 2004, and two Executive Vice Presidents
- one responsible for operations (hired in January 2005) and one responsible for sales (hired in March 2005). In March, the Company significantly expanded its sales infrastructure and opportunities, first by the hiring of twenty three sales and sales support professionals formerly employed by Avaya Inc., and second by entering into a trial agreement with Avaya to provide products and services to the SMB ("small-to-medium sized business") market which commenced in March with the launch of a nationwide
SMB sales program.   At the end of March 2005, the Company's direct sales
force was 83% larger than in March 2004, and March 2005 bookings and revenues were significantly higher than in recent months. The Company intends to hire additional sales professionals during 2005 as required to meet its SMB revenue expectations. In May 2005, the Company formed a wholly-owned subsidiary named "One IP Voice" which, when operational, will offer carrier-based hosted IP telephony services along with network services. Its primary target will be the SMB market.

      In order to finance its business expansion plans, effective March 31, 2005 the Company entered into a $3 million credit arrangement with a new lender, replacing a $1.7 million credit facility with Business Alliance Capital Corporation. For additional information, refer to Note 7, Debt Obligations contained herein.

3.    RECLASSIFICATIONS

      Certain amounts in prior years' financial statements have been reclassified to conform to the 2005 presentation.

4.    ACCOUNTS RECEIVABLE, NET


                                                March 31,     December 31,
      (Dollars in thousands)                         2005             2004
      --------------------------------------------------------------------

      Trade accounts receivable                  $1,383          $1,379
      Less: allowance for doubtful accounts         (69)            (60)
      -----------------------------------------------------------------
      Trade accounts receivable, net              1,314           1,319
      Other receivables                             230             134
      -----------------------------------------------------------------
      Accounts receivable, net                   $1,544          $1,453
      =================================================================

      Other receivables consist of commissions, rebates and other dealer incentives due from Avaya Inc., and are recorded in the consolidated financial statements when earned. Refer to Note 1, "Accounting for Manufacturer Incentives" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

5.    INVENTORIES, NET


                                                             March 31,     December 31,
      (Dollars in thousands)                                      2005             2004
      ---------------------------------------------------------------------------------

      Finished goods and spare parts                          $1,292          $1,341
      Work in process (a)                                        296             352
      Rental equipment                                            42              52
      ------------------------------------------------------------------------------
                                                               1,630           1,745
      Less: reserves for excess and obsolete inventories         (42)           (118)
      ------------------------------------------------------------------------------
      Inventories, net                                        $1,588          $1,627
      ==============================================================================

(a) Work in process inventories consist of used equipment requiring repair or refurbishing.

6.    PROPERTY AND EQUIPMENT, NET


                                                             Estimated
                                                          Useful Lives     March 31,     December 31,
      (Dollars in Thousands)                                    (Yrs.)          2005             2004
      -----------------------------------------------------------------------------------------------

      Computer and office equipment                           3 - 5         $ 1,073        $ 1,071
      Furniture and fixtures                                 5 - 10             288            288
      Leasehold improvements                                   10               171            171
      Capitalized software development costs                    5                98             98
      Automobile                                                5                50             50
      Leased equipment under capital lease                                       36              -
      --------------------------------------------------------------------------------------------
                                                                              1,716          1,678
      Less: accumulated depreciation and amortization                        (1,435)        (1,410)
      --------------------------------------------------------------------------------------------
      Property and equipment, net                                           $   281        $   268
      ============================================================================================

      Leased equipment under capital lease consists of computer equipment.

7.    DEBT OBLIGATIONS


                                               March 31,     December 31,
      (Dollars In thousands)                        2005             2004
      -------------------------------------------------------------------

      BACC revolving credit facility note        $ 133          $ 179
      Installment purchase note                     46             47
      Leased equipment under capital lease          34              -
      ---------------------------------------------------------------
                                                   213            226
      Less: debt maturing within one year         (153)          (187)
      ---------------------------------------------------------------
      Long-term debt obligations                 $  60          $  39
      ===============================================================

      Credit Arrangements:

      On March 31, 2005, the Company terminated its $1.7 million revolving credit facility with Business Alliance Capital Corporation ("BACC"), repaying the outstanding balance and an early-termination fee of $68,000 on April 1, 2005. The average and highest amounts borrowed under the BACC facility during the three months ended March 31, 2005 were approximately $223,000 and $447,000, respectively.

      On March 31, 2005, the Company entered into a financing transaction with Laurus Master Fund, Ltd., ("Laurus"), providing for a three-year, $3 million ("Capital Availability Amount") revolving loan credit facility which includes a Secured Revolving Note (the "Revolving Note") and a
Secured Convertible Minimum Borrowing Note (together with the Revolving Note, the "Laurus Notes"). The initial Minimum Borrowing Note was set at $500,000, the proceeds of which were advanced to the Company on April 4, 2005. Amounts outstanding under the Laurus Notes will either be paid in cash at their March 31, 2008 maturity date or, at Laurus' option, by converting such amounts into shares of the Company's common stock from time to time. The Company also issued Laurus a five-year warrant (the "Warrant") to purchase an aggregate of 500,000 shares of common stock of the Company at an exercise price of $1.82 per share. The warrant exercise price was set at 130% of the average closing price of the Company's common stock over the ten trading days preceding the execution of the agreement, and is subject to anti-dilution protection adjustments. This transaction was completed in a private offering pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

      The fair value of the Warrant was estimated using the Black-Scholes pricing model with the following assumptions: fair market value of the underlying common stock of $1.08 per share (which amount represents the closing price of the common stock on the date that the principal terms and conditions of the financing were approved by both parties); zero dividends; expected volatility of 55%; a risk-free interest rate of 3.9% and an expected holding period of 4.5 years. The resulting value of $186,299 has been recorded on the books in deferred financing costs, and will be amortized to expense over the term of the facility. Also included in deferred financing costs on the balance sheet at March 31, 2005 is $229,000 of fees and expenses incurred by the Company in connection with the Laurus facility, including a $117,000 prepaid facility fee, a $50,000 broker fee, and $62,000 of legal and other direct costs incurred. These fees will be charged to expense on a pro-rata basis over the term of the facility.

      The following describes certain of the material terms of the financing transaction with Laurus. The description below is not a complete description of the material terms of the financing transaction and is qualified in its entirety by reference to the agreements entered into in connection with the financing which were included as exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2004:

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

      Security and Events of Default. Borrowings under the Laurus Notes are secured by a lien on substantially all of the Company's assets. The Security Agreement contains no specific financial covenants; however, it defines certain circumstances under which the agreement can be declared in default and subject to termination, including among others if (i) there is a material adverse change in the Company's business or financial condition;
(ii) an insolvency proceeding is commenced; (iii) the Company defaults on any of its material agreements with third parties or there are material liens or attachments levied against the Company's assets; (iv) the Company's common stock ceases to be publicly traded; and (v) the Company fails to comply with the terms, representations and conditions of the agreement. Upon the occurrence of an Event of Default, the interest rate charged will be increased by 1-1/2 % per month until the default is cured; should the default continue beyond any applicable grace period, Laurus could require the Company to repay 120% of any principal and interest outstanding under the agreement.

      Conversion Rights and Limitation. All or a portion of the outstanding principal and interest due under the Laurus Notes may be converted, at the option of the Holder, into shares of the Company's common stock, subject to certain limitations as defined, if the market price of the common stock is 15% above the fixed conversion price of $1.54 per share for five consecutive trading days in any month. The fixed conversion price was originally set at 110% of the average closing price of the Company's common stock over the ten trading days preceding the execution of the agreement, and is subject to anti-dilution protection adjustments. The fixed conversion price will be reset once $1.5 million of debt has been converted. Upon receipt of a conversion notice from the Holder, the Company can elect to pay cash to the Holder in lieu of issuing shares of common stock, at a price per share equal to the intraday high price of the stock. By agreement between the parties, Laurus will not own greater than 4.99% of the outstanding shares of the Company's common stock except that
(i) upon the occurrence and during the continuance of an Event of Default, or (ii) upon 75 days prior notice to the Company, their ownership could increase to 19.99%.

      Registration Rights. Pursuant to the terms of a Registration Rights Agreement, the Company is obligated to file and obtain effectiveness for a registration statement registering the resale of shares of the Company's common stock issuable upon conversion of the Laurus Notes and the exercise of the Warrant. If the registration statement is not timely filed, or declared effective the Company will be subject to certain penalties.

      Obligations under Capital Lease:

      In March 2005, the Company entered into non-cancelable lease
agreement to finance $36,112 of computer equipment.   Monthly lease
payments are $1,103 with a $1.00 purchase option at the end of 36 months. The effective interest rate on the capitalized lease obligation is 10.38%. The note balance at March 31, 2005 was $34,257, of which $12,037 was classified under debt maturing within one year.

      Note Payable:

      The Company is financing an automobile through a $50,056, 3.75% note payable to a finance company. The note is payable in 38 monthly installments of $799, with a final payment of $24,236 on January 7, 2008. The note balance at March 31, 2005 was $45,975, of which $8,154 was classified under debt maturing within one year.

8.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES


                                                         March 31,     December 31,
      (Dollars in thousands)                                  2005             2004
      -----------------------------------------------------------------------------

      Salaries, commissions and benefits                   $257            $167
      Accrued deferred financing costs                      200               -
      Other                                                 152              75
      -------------------------------------------------------------------------
      Accrued expenses and other current liabilities       $609            $242
      =========================================================================

      Refer to Note 7 for information on the nature of the deferred financing costs. Other accrued expenses include a one-time $68,000 fee for the early termination of the BACC credit facility.

9.    RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123 (revised 2004)"), revising FASB Statement 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees,". This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. This statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 and the Company will adopt the standard in the first quarter of fiscal 2006. The adoption of this standard will have an impact on the Company's results of operations as it will be required to expense the fair value of all share based payment; however the Company has not yet determined whether or not this impact will be significant.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4,". This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). It also requires that these items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the Company will adopt this standard in its third quarter of fiscal 2005. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

10.   STOCK OPTIONS

      The Company applies the disclosure only provisions of Financial Accounting Standards Board Statement ("SFAS") No. 123, "Accounting for Stock-based Compensation" ("SFAS 123") and SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure" ("SFAS 148") for employee stock option and warrant awards. Had compensation cost for the Company's stock option plan and issued warrants been determined in accordance with the fair value-based method prescribed under SFAS 123, the Company's net loss and basic and diluted net loss per share would have approximated the pro forma amounts indicated below (dollars in thousands except per share amounts):


                                                             Three Months Ended
                                                                 March 31,
                                                             ------------------
                                                              2005       2004
      -------------------------------------------------------------------------

      Net loss, as reported                                  $(638)     $(341)
      Add: Total stock-based employee compensation
       expense determined under fair value based
       method for all awards, net of related tax effects      (202)       (21)
      -----------------------------------------------------------------------
      Pro forma net loss                                     $(840)     $(362)
      Pro forma net loss per share:
        Basic and diluted                                    $(.25)     $(.05)
      =======================================================================

      The weighted-average fair value of options and warrants granted during the three months ended March 31, 2005 and 2004 was $.35 and $.56, respectively. The fair value of stock options and warrants used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for 2005 and 2004; expected volatility of 55% for 2005 and 109% for 2004; average risk-free interest rate of 3.8% for 2005 and 3.02 % for 2004; and an expected option holding period of 3.5 years for 2005 and 4.7 years for 2004.

11.   COMMITMENTS AND CONTINGENCIES

      Employment agreements:

      On January 15, 2005 the Company hired Mr. Alfred G. Stein for the position of Executive Vice President. From September 13, 2004 to his date of hire, Mr. Stein was a consultant to the Company, assisting management in the development of a strategic re-direction of the Company's sales organization and product offerings, for which he earned $40,000 in consulting fees. Mr. Stein has an employment agreement expiring December 31, 2007 which includes the following key provisions: (i) an annual base salary of $175,000, (ii) an annual bonus of up to 100% of base salary based upon the attainment of a Board-approved annual business plan which includes revenue and operating profit targets and (iii) the grant of a five-year warrant to purchase up to 250,000 shares of common stock at an exercise price of $0.67 per share, which was equal to the closing price of the common stock on the date of hire. The Company is currently in the process of registering 150,000 of the shares underlying the warrant, and has agreed to register the remaining 100,000 shares by January 15, 2007.

      On March 1, 2005, the Company hired Mr.  Nevelle R. Johnson to the
position of Executive Vice President.   Mr. Johnson's responsibilities
include management of the Company's national sales organization, as well as the development of new product and service offerings. Mr. Johnson has an employment agreement expiring December 31, 2008 which includes the following key provisions: (i) an initial annual base salary of $200,000;
(ii) an annual bonus of up to 50% of base salary based upon attaining earnings targets approved by the Board of Directors; (iii) the grant of a five-year warrant to purchase up to 250,000 shares of common stock at an exercise price of $1.10 per share, which was equal to the closing price of the common stock on the date of hire; and (iv) payment by the Company of life insurance premiums not exceeding $5,000 per month, provided that the Company attains at least 75% of targeted earnings. The Company is currently in the process of registering 100,000 of the shares underlying the warrant, and has agreed to register an additional 100,000 shares by March 1, 2007 and the remaining 50,000 shares by March 1, 2008;

      Both Mr. Stein's and Mr. Johnson's employment agreements provide severance pay should they terminate their agreements for "good cause", as defined, or should the Company terminate their agreements without cause, or in the event of a change in control of the Company, as defined. Severance pay would amount to three times the amount of the then-current base salary and the average bonus paid during the three most recent calendar years. These individuals would not be entitled to any severance or other compensation if they voluntarily terminate their employment or if they are terminated by the Company "for cause", as defined. Their agreements also contain non-compete stipulations.

12.   EMPLOYEE BENEFIT PLANS

      The components of the net periodic benefit cost included in the results of operations for the three months ended March 31, 2005 and 2004 are as follows:


      (Dollars in thousands)          2005     2004
      ---------------------------------------------

      Service cost                    $22      $20
      Interest cost                    10        9
      Recognized actuarial losses       2        2
      --------------------------------------------
      Net expense                     $34      $31
      ============================================

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

RESULTS OF OPERATIONS

      Overview

      For the three months ended March 31, 2005, we reported a net loss of $639,000 or $.19 per share on revenues of $2,409,000. This compares with a net loss of $341,000 or $.10 per share on revenues of $3,406,000 recorded
for the three months ended March 31, 2004.   The net loss for 2005 includes
a one-time expenses aggregating $84,000 incurred in connection with the termination of our credit facility with Business Alliance Capital Corporation. There are several factors which have contributed to these results. First, there continues to be intense competition in the market areas that we serve, particularly with our larger, "Enterprise" customers. This has led to continued sales price erosion and some loss of market share, particularly in the sale of parts, which we believe has become more of a commodity and subject to "price shopping" by customers. Our strategy to diversify our product offerings by selling complete systems and system upgrades has not yet generated enough incremental revenues to compensate for the decline in parts sales. Second, we recognize the need for a larger and more effective sales force, particularly during these times. Revenue growth is dependent upon a highly trained sales force. Third, we continue to believe that corporations are still cautious about capital equipment spending. Although there have been some signs of improvement in our industry, and we are experiencing increased sales quotation activities, our overall order flow has been below our expectations.

      As further described in our Annual Report on Form 10-K for the year ended December 31, 2004, we have taken several measures to turnaround our operating performance. The turnaround strategy is principally based upon building a larger and more highly qualified sales force, and diversifying our product offerings and targeted customers. The business strategy is to transition to a full communications solutions provider, becoming less dependent on parts sales, and developing more sources of recurring revenues, such as through installation and maintenance services. As a part of the turnaround plan, we hired a new President and CEO in October 2004, and two Executive Vice Presidents - one responsible for operations (hired in January 2005) and one responsible for sales (hired in March 2005). In March, we significantly expanded our sales infrastructure and opportunities, first by the hiring of twenty three sales and sales support professionals formerly employed by Avaya Inc., and second by entering into a trial agreement with Avaya to provide products and services to the SMB ("small-to-medium sized business") market which commenced in March with the
launch of a nationwide SMB sales program.   At the end of March 2005, our
direct sales force was 83% larger than in March 2004, and March 2005 revenues were significantly higher than in recent months. We intend to hire additional sales professionals during 2005 as required to meet our SMB revenue expectations. In May 2005, the Company formed a wholly-owned subsidiary named "One IP Voice" which, when operational, will offer carrier-based hosted IP telephony services along with network services. Its primary target will be the SMB market.

      In order to finance our business expansion plans, effective March 31, 2005 we entered into a $3 million credit arrangement with a new lender, replacing a $1.7 million credit facility with Business Alliance Capital Corporation. For additional information on our financial resources, refer to Note 7, "Debt Obligations", and the "Liquidity and Capital Resources" section which follows.

      Additional information on our results of operations and financial condition for the three months ended March 31, 2005 follows below.

      Revenues


                                            Three Months Ended March 31,
      (Dollars in thousands)                2005      %      2004      %
      ------------------------------------------------------------------

      End-user equipment sales            $1,875     78    $2,763     81
      Equipment sales to resellers            90      4       159      5
      ------------------------------------------------------------------
      Total equipment sales                1,965     82     2,922     86
      ------------------------------------------------------------------

      Services                               287     12       367     11
      Other revenue                          157      6       117      3
      ------------------------------------------------------------------
      Total services and other revenue       444     18       484     14
      ------------------------------------------------------------------
      Consolidated revenues               $2,409    100    $3,406    100
      ==================================================================

      Equipment Sales
      ---------------

      Equipment Sales. Total equipment sales for the three months ended March 31, 2005 were $1,965,000, down $957,000 or 33% from the comparable 2004 period. The decrease consisted of declines in both end-user sales and
sales to resellers.   End-user sales consist of both parts sales (new and
refurbished), and systems sales (complete systems and system upgrades). Factors affecting end-user equipment sales for 2005 have previously been described in the "Overview" section above. During 2005, we continued a strategy of diversifying our product offerings by marketing the sale of complete telecommunications systems to our customer base. In addition, in March 2005, through the significant expansion of our sales force, we began targeting the SMB marketplace, which is primarily oriented towards systems sales.

      Equipment sales to resellers ("wholesale sales") decreased by $69,000 or 43% from the comparable 2004 period. Wholesale sales have been impacted by the same factors noted above that have impacted end-user sales.

      Services and Other Revenues
      ---------------------------


    Three Months Ended March 31,
      (Dollars in thousands)         2005    2004
      -------------------------------------------

      Services:
        Installations                $258    $331
        Rentals and repair             29      36
      Other revenues                  157     117
      -------------------------------------------
      Services and other revenues    $444    $484
      ===========================================

      Service revenues for the three months ended March 31, 2005 were $287,000, down $80,000 or 22% from the comparable 2004 period. The decrease was primarily attributable to lower installation revenues, due to the decline in our parts sales resulting in lower move, add and change billings, and a decline in systems sales requiring our installation services. An increase or decrease in installation revenues, however, does not always coincide with the reported increase or decrease in system sales since installations may occur in different periods than the related system sale.

      Other revenue for the three months ended March 31, 2005 was $157,000, up $40,000 or 34% from the comparable 2004 period. The increase was attributable to higher commissions earned on Avaya maintenance contract sales, partly offset by lower freight billed to customers on product shipments due to lower sales volume. In the sale of Avaya maintenance contracts, all of the equipment service obligations are borne entirely by Avaya.

      Cost of Revenues and Gross Profit. Total cost of revenues for the three months ended March 31, 2005 was $1,655,000, down $874,000 or 35% from the comparable 2004 period. The gross profit for the three months ended March 31, 2005 was $754,000, down $123,000 or 14% from the comparable 2004 period. As a percentage of revenue, the overall gross profit margin was 31% for 2005, compared to 26% for the comparable 2004 period.

      In general, our gross profit margins are dependent upon a variety of factors including (1) product mix - gross margins can vary significantly among parts sales, system sales and our various service offerings. The parts business, for example, involves hundreds of parts that generate significantly varying gross profit margins depending upon their availability, competition, and demand conditions in the marketplace; (2) customer mix - we sell parts to both end-users and to other equipment resellers. Our larger "Enterprise" companies often receive significant purchase discounts from Avaya, which could cause us to accept lower gross margins as we compete against Avaya directly for this business; (3) the level and amount of vendor discounts and purchase rebates available to us from Avaya and its master distributors; (4) excess capacity - as sales volume falls, overhead costs, consisting primarily of product handling, purchasing, and facility costs, become a higher percentage of sales dollars; (5) competitive pressures - as a result of the slowdown in capital equipment spending in our industry, and the large number of Avaya dealers nationwide, we have been faced with increased price competition; and (6) obsolescence charges. The combined effect of all of these factors could result in varying gross profit margins from period to period.

      Gross Profit Margins on Equipment Sales. For the three months ended March 31, 2005, the gross profit margin on equipment sales increased to 33% from 30% in 2004. The increase was attributable to higher profit margins on system sales, as the Company increased its sales of smaller, "non-PBX" systems. This increase was partly offset by a 2 percentage point decrease in end-user parts margins. The reduced parts profit margins are attributable to the fact that the parts business has become more of a "commodity" business and less of a "value-added" business. It has therefore become more prone to price-shopping by customers, who are tending more towards awarding contracts to the lowest bidder. In addition, the Company was not subject to any license fees payable to Avaya during 2005 due to that program's termination in June 2004. License fees expensed in the comparable 2004 period accounted for a 2 percentage point reduction of the 2004 gross profit margin. We expect continued pressure on our equipment profit margins going forward, particularly in the sale of parts and systems to our larger, "Enterprise" customers, due to continuing price competition in our marketplace.

      Gross Profit Margins on Services and Other Revenue. For the three months ended March 31, 2005, the Company realized an overall 47% profit margin on its combined service and other revenues, compared to 44% recorded in 2004. The profit margin on the services component was 30% in 2005 compared to 35% in 2004; the decline being attributable to installation services. This result, however, was more than offset by an increase in profit margins generated by other sources of revenue. For the three months ended March 31, 2005, the Company realized an 80% profit margin on other revenues, compared to 70% recorded in 2004. This increase was attributable to higher commission revenues from the sale of Avaya maintenance contracts, which generated a 100% profit margin.

      Other Cost of Revenues. Other cost of revenues consists of product handling, purchasing and facility costs and expenses. For the three months ended March 31, 2005, these expenses were 48% lower than 2004, and represented approximately 5% of 2004 equipment sales revenues, compared to 7% of 2004 equipment sales revenues. The reduction in other cost of revenues primarily resulted from lower personnel levels as well as lower facility costs and expenses.

      Selling, General and Administrative ("SG&A") Expenses. SG&A expenses for the three months ended March 31, 2005 were $1,384,000, up $174,000 or 14% from the comparable 2004 period. SG&A expenses for the three months ended March 31, 2005 were 57% of revenues, compared to 36% of revenues in 2004. Virtually all of the increase was attributable to increased personnel levels and to expenses associated with the termination of the BACC credit facility. As a part of the Company's turnaround plan, it hired a new President and CEO in October 2004, and two Executive Vice Presidents
- one responsible for operations (hired in January 2005) and one responsible for sales (hired in March 2005). In addition, by March 2005, the Company's direct sales force was increased by 83% from March 2004. In connection with the replacement of the BACC credit facility with the Laurus credit facility, the Company incurred in March 2005 one-time expenses totaling $84,000, which included a $68,000 early termination fee, and the write-off of the remaining balance of its annual loan commitment fee with BACC.

      We expect our SG&A expenses to increase as we complete the build out of our executive management and sales team; however we will continue the close monitoring of our expense levels going forward into 2005 and expect that our SG&A expenses will decline as a percent of revenues by the end of 2005.

      Interest Expense and Other Income. Interest expense for the three months ended March 31, 2005 was $8,000, compared with $6,000 for 2004. The increase was attributable to higher average borrowing levels and higher
borrowing rates.   Other income for both periods presented consisted of
interest earned on invested cash.

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

LIQUIDITY AND CAPITAL RESOURCES

      Working capital, defined as current assets less current liabilities, was $1,320,000 at March 31, 2005, a decrease of $816,000 or 38% from
$2,136,000 at December 31, 2004. The working capital ratio was 1.6 to 1 at March 31, 2005, compared to 2.4 to 1 at December 31, 2004. Operating activities provided $74,000 during 2005, compared to the use of $773,000 in the comparable 2004 period. Net cash provided by operating activities in 2005 consisted of a net loss of $639,000 less non-cash items of $76,000, and net cash generated by changes in operating assets and liabilities of $637,000. Net cash generated by changes in operating assets and liabilities was primarily attributable to an increase in accounts payable as we lengthened our vendor payment cycles in response to reduced availability under our credit facility with Business Alliance Capital Corporation ("BACC") and lower sales than anticipated during January and February 2005.

      Investing activities used $3,000 during 2005, compared to $12,000 in 2004. Net cash used by investing activities in 2005 and 2004 consisted of capital expenditures. Capital expenditure requirements during the quarter ended March 31, 2005 were principally for computer equipment to support our expanded personnel levels, which were largely financed through capital leases. There are currently no material commitments for capital expenditures, although we will continue to purchase computer equipment as we continue the expansion of our sales force. Pursuant to our loan agreement with Laurus, we may obtain external financing on capital expenditures up to $500,000 in any fiscal year period before requiring Laurus's prior approval.

      Financing activities used $41,000 during 2005 principally from net repayments under our revolving credit line. On March 31, 2005, we terminated our $1.7 million revolving credit facility with BACC, repaying the outstanding balance on April 1, 2005. The average and highest amounts borrowed under the BACC facility during the three months year ended March 31, 2005 were approximately $223,000 and $447,000, respectively. On March 31, 2005, we entered into a financing transaction with Laurus Master Fund, Ltd., ("Laurus"), providing for a three-year, $3 million revolving loan credit facility. Our borrowing formulas with Laurus are less restrictive than the formulas provided under the BACC agreement, and they provided us with a calculated initial availability of approximately $950,000 after the funding of the initial $500,000 minimum borrowing note. Refer to Note 7, "Debt Obligations", of the Notes to Consolidated Financial Statements included herein for further information on the principal terms and conditions of this financing transaction.

      Our ability to provide cash to satisfy working capital requirements continues to be dependent upon generating positive cash flow from operations and upon formula borrowings under our revolving credit facility. Historically, our working capital borrowings have increased during periods of revenue growth. This is because our cash receipts cycle is longer than our cash disbursements cycle. As our revenues from systems sales increases, as management expects, the cash receipts cycle may lengthen, unless we can consistently negotiate up-front deposits and progress payments under our systems sales contracts. No assurances can be given that we will have sufficient cash resources to finance all of our future growth plans, and it may become necessary to seek additional financing sources for such purposes. In order to obtain additional financing, we may first need to demonstrate improved operating performance.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The discussion included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004 under the subheading "Critical Accounting Policies and Estimates" is still considered current and applicable, and is hereby incorporated into this Quarterly Report on Form 10-Q.

RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS

      The discussion included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004 under the subheading "Risks, Uncertainties and Other Factors That May Affect Future Results" is still considered current and applicable, and is hereby incorporated into this Quarterly Report on Form 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The discussion included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2004, "Quantitative and Qualitative Disclosures About Market Risk", is still considered current and applicable, and is hereby incorporated into this Quarterly Report on Form 10-Q.

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

                        PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS

      None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      Refer to the Company's Current Report on Form 8-K filed April 5,
2005.

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

                                       FARMSTEAD TELEPHONE GROUP, INC.

Dated:  May 11, 2005                   /s/ Jean-Marc Stiegemeier
                                       ------------------------------------
                                       Jean-Marc Stiegemeier
                                       Chief Executive Officer & President


Dated:  May 11, 2005                   /s/ Robert G. LaVigne
                                       ------------------------------------
                                       Robert G. LaVigne
                                       Executive Vice President, Chief
                                        Financial Officer