Form 10-Q
period 2005-06-30
FARMSTEAD TELEPHONE GROUP INC
filed 2005-08-11
CIK 804331

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the quarterly period ended June 30, 2005

                                     or

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

      As of July 31, 2005, the registrant had 3,352,730 shares of its $0.001 par value Common Stock outstanding.

                       TABLE OF CONTENTS TO FORM 10-Q

PART I. FINANCIAL INFORMATION

                                                                       Page
                                                                       ----

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)
         Consolidated Balance Sheets - June 30, 2005 and
          December 31, 2004                                              3
         Consolidated Statements of Operations - Three and Six
          Months Ended June 30, 2005 and 2004                            4
         Consolidated Statement of Changes in Stockholders'
          Equity - Six Months Ended June 30, 2005                        4
         Consolidated Statements of Cash Flows - Six Months Ended
          June 30, 2005 and 2004                                         5
         Notes to Consolidated Financial Statements                      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                           11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     15

ITEM 4.  CONTROLS AND PROCEDURES                                        15

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                              16

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS    16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            16

ITEM 5.  OTHER INFORMATION                                              16

ITEM 6.  EXHIBITS                                                       16

SIGNATURES                                                              17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                       FARMSTEAD TELEPHONE GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS


                                                                         June 30,     December 31,
(In thousands)                                                               2005             2004

--------------------------------------------------------------------------------------------------
                                                                      (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                              $    390         $    217
  Accounts receivable, net                                                  3,467            1,453
  Inventories, net                                                          1,429            1,627
  Other current assets                                                        101              378
--------------------------------------------------------------------------------------------------
Total Current Assets                                                        5,387            3,675
--------------------------------------------------------------------------------------------------
Property and equipment, net                                                   289              268
Deferred financing costs (Note 7)                                             407                -
Other assets                                                                  107              107
--------------------------------------------------------------------------------------------------
Total Assets                                                             $  6,190         $  4,050
==================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $  2,674         $  1,110
  Debt maturing within one year (Note 7)                                      981              187
  Accrued expenses and other current liabilities                              342              242
--------------------------------------------------------------------------------------------------
Total Current Liabilities                                                   3,997            1,539
--------------------------------------------------------------------------------------------------
Postretirement benefit obligation                                             656              593
Long-term debt (Note 7)                                                       562               39
--------------------------------------------------------------------------------------------------
Total Liabilities                                                           5,215            2,171
--------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 11)

Stockholders' Equity:
  Preferred stock, $0.001 par value; 2,000,000 shares authorized;
   no shares issued and outstanding                                             -                -
  Common stock, $0.001 par value; 30,000,000 shares authorized;
   3,352,730 and 3,322,182 shares issued and outstanding at
   June 30, 2005 and December 31, 2004, respectively                            3                3
  Additional paid-in capital                                               12,523           12,320
  Accumulated deficit                                                     (11,532)         (10,420)
  Accumulated other comprehensive loss                                        (19)             (24)
--------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                    975            1,879
--------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                               $  6,190         $  4,050
==================================================================================================

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                    For the Three          For the Six
                                                    Months Ended           Months Ended
                                                      June 30,               June 30,
                                                  -----------------     ------------------
(In thousands, except loss per share amounts)       2005       2004        2005       2004
------------------------------------------------------------------------------------------

Revenues:
  Equipment                                       $3,723     $2,584     $ 5,688     $5,506
  Services and other revenue                         760        305       1,204        789
------------------------------------------------------------------------------------------
  Total revenues                                   4,483      2,889       6,892      6,295
Cost of Revenues:
  Equipment                                        2,695      1,970       4,014      4,016
  Services and other revenue                         321        189         555        461
  Other cost of revenues                             131        126         233        337
------------------------------------------------------------------------------------------
  Total cost of revenues                           3,147      2,285       4,802      4,814
------------------------------------------------------------------------------------------
Gross profit                                       1,336        604       2,090      1,481
Selling, general and administrative expenses       1,765      1,010       3,148      2,220
------------------------------------------------------------------------------------------
Operating loss                                      (429)      (406)     (1,058)      (739)
Interest expense                                     (43)        (6)        (51)       (12)
Other income                                           1          1           4          2
------------------------------------------------------------------------------------------
Loss before income taxes                            (471)      (411)     (1,105)      (749)
Provision for income taxes                             3          3           7          6
------------------------------------------------------------------------------------------
Net loss                                          $ (474)    $ (414)    $(1,112)    $ (755)
==========================================================================================

Basic and diluted net loss per common share:      $ (.14)    $ (.12)    $  (.33)    $ (.23)

Weighted average common shares outstanding:
   Basic and diluted                               3,353      3,316       3,340      3,314
==========================================================================================

                       FARMSTEAD TELEPHONE GROUP, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (UNAUDITED)
                       Six Months ended June 30, 2005


                                                                                           Accumulated
                                        Common Stock        Additional       Accum-              Other
                                      -----------------        Paid-in       ulated      Comprehensive
(In thousands)                        Shares     Amount        Capital      Deficit               Loss       Total
------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2004           3,322         $3        $12,320     $(10,420)              $(24)    $ 1,879
Net loss                                   -          -              -       (1,112)                 -      (1,112)
Amortization of pension liability
 adjustment                                -          -              -            -                  5           5
                                                                                                           -------
Comprehensive loss                                                                                          (1,107)
Issuance of warrants                       -          -            186            -                  -         186
Issuance of common stock                  31          -             17            -                  -          17
------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2005               3,353         $3        $12,523     $(11,532)              $(19)    $   975
==================================================================================================================

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
               For the Six Months Ended June 30, 2005 and 2004


(In thousands)                                                      2005       2004
-----------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                       $(1,112)     $(755)
  Adjustments to reconcile net loss to net cash flows
   used in operating activities:
  Provision for doubtful accounts receivable                          18         18
  Provision for losses on inventories                                 18         68
  Depreciation and amortization of property and equipment             53         73
  Amortization of deferred financing costs                            36          -
  Decrease in accumulated other comprehensive loss                     5          4
  Increase in accrued postretirement benefit obligation               63         57
Changes in operating assets and liabilities:
  Increase in accounts receivable                                 (2,032)      (119)
  Decrease (increase) in inventories                                 180       (245)
  Decrease in other assets                                           277          7
  Increase in accounts payable                                     1,564          5
  Increase in accrued expenses and other current liabilities         100        174
-----------------------------------------------------------------------------------
  Net cash used in operating activities                             (830)      (713)
-----------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property and equipment                                (18)       (23)
-----------------------------------------------------------------------------------
      Net cash used in investing activities                          (18)       (23)
-----------------------------------------------------------------------------------
Cash flows from financing activities:
  Borrowings under revolving credit line and minimum
   borrowing note                                                  1,271        218
  Increase in deferred financing costs                              (257)         -
  Proceeds from issuance of common stock                              17          2
  Repayments of long-term debt                                       (10)         -
-----------------------------------------------------------------------------------
      Net cash provided by financing activities                    1,021        220
-----------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                 173       (516)
Cash and cash equivalents at beginning of period                     217        827
-----------------------------------------------------------------------------------
Cash and cash equivalents at end of period                       $   390      $ 311
===================================================================================

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                     $    20      $  14
    Income taxes                                                       2          4
  Non-cash financing and investing activities:
    Purchase of equipment under capital lease                         56          -
    Value of warrant issued in connection with revolving
     credit facility                                                 186          -

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1. BASIS OF PRESENTATION

      The consolidated financial statements presented herein consist of the accounts of Farmstead Telephone Group, Inc. and its wholly-owned subsidiaries. The accompanying consolidated financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. In the Company's opinion, the unaudited interim consolidated financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments that are necessary for a fair statement of results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be experienced for the entire fiscal year. This Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

2. OPERATIONS

      As presented in the consolidated financial statements contained in this report, the Company incurred net losses of $474,000 and $1,112,000 for the three and six months ended June 30, 2005, respectively. In addition, the Company has incurred substantial losses in each of the past four fiscal years. As further described in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the Company has taken several measures to turnaround its operating performance. The turnaround strategy is principally based upon building a larger and more highly qualified sales force, and diversifying the Company's product offerings and targeted customers. The business strategy is to transition to a full communications solutions provider, becoming less dependent on parts sales, and developing more sources of recurring revenues, such as through installation and maintenance services. As a part of the turnaround plan, the Company hired a new President and CEO in October 2004, and two Executive Vice Presidents - one responsible for operations (hired in January 2005) and one responsible for sales (hired in March 2005). In March, the Company significantly expanded its sales infrastructure and opportunities, first by the hiring of twenty three sales and sales support professionals formerly employed by Avaya Inc., and second by entering into a trial agreement with Avaya to provide products and services to the SMB ("small-to-medium sized business") market which commenced in March with the launch of a nationwide SMB sales program. By the end of June 2005, the Company's direct sales and sales support group was 85% larger than June 2004. As a result of these efforts, the Company has been successful in uplifting revenues, as revenues for the three and six months ended June 30, 2005 were 55% and 9% higher than the comparable prior year periods. In fact, the $4,483,000 in revenues for the quarter ended June 30, 2005 was the highest revenue quarter since the second quarter of 2002, and the Company recorded a profit for the month of June, which was the Company's first profitable month since May 2003.

      In May 2005, the Company took steps to further diversify its product offerings, forming a wholly-owned subsidiary named "One IP Voice" which, when operational, will offer carrier-based hosted IP telephony services along with network services. Its primary target will be the SMB market.

      In order to finance its business expansion plans, effective March 31, 2005 the Company entered into a $3 million credit arrangement with a new lender, replacing a $1.7 million credit facility with Business Alliance Capital Corporation. For additional information, refer to Note 7, Debt Obligations contained herein.

3. RECLASSIFICATIONS

      Certain amounts in the prior year's financial statements have been reclassified to conform to the 2005 presentation.

4. ACCOUNTS RECEIVABLE, NET


                                                June 30,     December 31,
      (Dollars in thousands)                        2005             2004
      -------------------------------------------------------------------

      Trade accounts receivable                   $3,051           $1,379
      Less: allowance for doubtful accounts          (78)             (60)
      -------------------------------------------------------------------
      Trade accounts receivable, net               2,973            1,319
      Other receivables                              494              134
      -------------------------------------------------------------------
      Accounts receivable, net                    $3,467           $1,453
      ===================================================================

      Other receivables primarily consist of commissions, rebates and other dealer incentives due from Avaya and are recorded in the consolidated financial statements when earned.

5. INVENTORIES, NET


                                                             June 30,     December 31,
      (Dollars in thousands)                                     2005             2004
      --------------------------------------------------------------------------------

      Finished goods and spare parts                           $1,260           $1,341
      Work in process (a)                                         208              352
      Rental equipment                                             13               52
      --------------------------------------------------------------------------------
                                                                1,481            1,745
      Less: reserves for excess and obsolete inventories          (52)            (118)
      --------------------------------------------------------------------------------
      Inventories, net                                         $1,429           $1,627
      ================================================================================

(a) Work in process inventories consist of used equipment requiring repair or refurbishing.

6. PROPERTY AND EQUIPMENT, NET


                                                           Estimated
                                                          Useful Lives     June 30,     December 31,
      (Dollars in Thousands)                                 (Yrs.)            2005             2004
      ----------------------------------------------------------------------------------------------

      <s>                                                    <c>            <c>              <c.
      Computer and office equipment                          3 - 5          $ 1,062          $ 1,071
      Furniture and fixtures                                 5 - 10             288              288
      Leasehold improvements                                  10                171              171
      Capitalized software development costs                   5                 98               98
      Automobile                                               5                 50               50
      Leased equipment under capital lease                     3                 56                -
      ----------------------------------------------------------------------------------------------
                                                                              1,725            1,678
      Less: accumulated depreciation and amortization                        (1,436)          (1,410)
      ----------------------------------------------------------------------------------------------
      Property and equipment, net                                           $   289          $   268
      ==============================================================================================

      Leased equipment under capital lease consists of computer equipment.

7. DEBT OBLIGATIONS


                                                June 30,     December 31,
      (Dollars In thousands)                        2005             2004
      -------------------------------------------------------------------

      Laurus revolving credit facility note       $  950            $   -
      Laurus Minimum Borrowing Note                  500                -
      BACC revolving credit facility note              -              179
      Installment purchase note                       44               47
      Leased equipment under capital lease            49                -
      -------------------------------------------------------------------
                                                   1,543              226
      Less: debt maturing within one year           (981)            (187)
      -------------------------------------------------------------------
      Long-term debt obligations                  $  562            $  39
      ===================================================================

      Credit Arrangements:

      On March 31, 2005, the Company terminated its $1.7 million revolving credit facility with Business Alliance Capital Corporation ("BACC"), repaying the outstanding balance and an early-termination fee of $68,000 on April 1, 2005. On March 31, 2005, the Company entered into a financing transaction with Laurus Master Fund, Ltd., ("Laurus"), providing for a three-year, $3 million ("Capital Availability Amount") revolving loan credit facility which includes a Secured Revolving Note (the "Revolving Note") and a Secured Convertible Minimum Borrowing Note (together with the Revolving Note, the "Laurus Notes"). The initial Minimum Borrowing Note was set at $500,000, the proceeds of which were advanced to the Company on April 4, 2005. Amounts outstanding under the Laurus Notes will either be paid in cash at their March 31, 2008 maturity date or, at Laurus' option, by converting such amounts into shares of the Company's common stock from time to time. The Company also issued Laurus a five-year warrant (the "Warrant") to purchase an aggregate of 500,000 shares of common stock at an exercise price of $1.82 per share. The warrant exercise price was set at 130% of the average closing price of the Company's common stock over the ten trading days preceding the execution of the agreement, and is subject to anti-dilution protection adjustments. This transaction was completed in a private offering pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

      The fair value of the Warrant was estimated using the Black-Scholes pricing model with the following assumptions: fair market value of the underlying common stock of $1.08 per share (which amount represents the closing price of the common stock on the date that the principal terms and conditions of the financing were approved by both parties); zero dividends; expected volatility of 55%; a risk-free interest rate of 3.9% and an expected holding period of 4.5 years. The resulting value of $186,299, along with a $117,000 prepaid facility fee, have been recorded in deferred financing costs, and are being amortized to interest expense over the term of the facility. Other direct costs incurred by the Company in the execution of the agreements with Laurus, approximating $140,000, have also been recorded on the balance sheet under deferred financing costs, and are being amortized to SG&A expense over the term of the facility.

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

      Principal Borrowing Terms and Prepayment: Borrowings are advanced pursuant to a formula consisting of (i) 90% of eligible accounts receivable, as defined (primarily receivables that are less than 90 days old), and (ii) 30% of eligible inventory, as defined (primarily inventory classified as "finished goods"), up to a maximum inventory advance of $600,000, less any reserves required by Laurus. Interest on the outstanding borrowings is charged at the per annum rate of two percentage points (2%) above the prime rate, but not less than 6%. The interest rate charged, however, will be decreased by 2% (or 200 basis points) for every 25% increase in the market price of the Company's common stock above the fixed conversion price, down to a minimum interest charge of 0.0%. The Company is additionally charged a fee equal to 0.25% of the unused portion of the facility. Should the Company terminate the financing agreement with Laurus prior to the maturity date, the Company will incur an early payment fee equal to 4%, 3% and 2% of the Capital Availability Amount if terminated in the first, second or third year, respectively, of the term.

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

      Conversion Rights and Limitation. All or a portion of the outstanding principal and interest due under the Laurus Notes may be converted, at the option of the Holder, into shares of the Company's common stock, at the Fixed Conversion Price ("FCP") of $1.54. The FCP was originally set at 110% of the average closing price of the Company's common stock over the ten trading days preceding the execution of the agreement, and is subject to anti-dilution protection adjustments. The FCP will be reset once $1.5 million of debt has been converted. The Laurus Notes contain a mandatory conversion feature such that, if the average closing price of the common stock as reported by Bloomberg, L.P. on the Principal Market for five (5) consecutive trading days in any calendar month shall be greater than 115% of the FCP, the Holder shall convert into shares of common stock such portion of the principal amount outstanding under any Minimum Borrowing Note (together with accrued interest and fees in respect thereof) on such date equal to ten percent (10%) of the aggregate dollar trading volume of the common stock for the period of twenty-two (22) trading days preceding the date of the mandatory conversion. The Holder shall not be required under any circumstances to make more than one (1) mandatory conversion in any calendar month. By agreement between the parties, Laurus will not own greater than 4.99% of the outstanding shares of the Company's common stock except that (i) upon the occurrence and during the continuance of an Event of Default, or (ii) upon 75 days prior notice to the Company, their ownership could increase to 19.99%. Upon receipt of a conversion notice from the Holder, the Company can elect to pay cash to the Holder in lieu of issuing shares of common stock, at a price per share equal to the intraday high price of the stock.

      Registration Rights. Pursuant to the terms of a Registration Rights Agreement, the Company is obligated to file and obtain effectiveness for a registration statement registering the resale of shares of the Company's common stock issuable upon conversion of the Laurus Notes and the exercise of the Warrant. On June 24, 2005, the Company completed the registration of the common stock issuable upon conversion of the initial Minimum Borrowing Note and the Warrant.

      As of June 30, 2005, outstanding borrowings with Laurus were $1,450,383, consisting of $950,383 under the revolving credit portion of the facility and a $500,000 Minimum Borrowing Note. The unused portion of the credit facility as of June 30, 2005 was $1,549,617, all of which was available to borrow. The average and highest amounts borrowed under the Laurus credit facility during the three months ended June 30, 2005 were approximately $815,000 and $1,640,000, respectively. The average and highest amounts borrowed under all credit facilities during the six months ended June 30, 2005 were approximately $521,000 and $1,640,000, respectively. The Company was in compliance with the provisions of its loan agreement as of June 30, 2005.

      Obligations under Capital Lease:

      During 2005, the Company entered into non-cancelable lease agreements to finance $56,000 of computer equipment with payment terms ranging from 24 to 36 months. Monthly lease payments aggregate $1,984 and the agreements contain a $1.00 purchase option at the end of the lease term. The effective interest rate on the lease obligations is 10.38 to 10.5%. The principal balance of these obligations at June 30, 2005 was $48,809, of which $22,531 was classified under debt maturing within one year.

      Note Payable:

      The Company is financing an automobile through a $50,056, 3.75% note payable to a finance company. The note is payable in 38 monthly installments of $799, with a final payment of $24,236 on January 7, 2008. The note balance at June 30, 2005 was $43,941, of which $8,154 was classified under debt maturing within one year.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES


                                                         June 30,     December 31,
      (Dollars in thousands)                                 2005             2004
      ----------------------------------------------------------------------------

      Salaries, commissions and benefits                     $229             $167
      Other                                                   113               75
      ----------------------------------------------------------------------------
      Accrued expenses and other current liabilities         $342             $242
      ============================================================================

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

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). It also requires that these items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the Company will adopt this standard in its third quarter of fiscal
2005. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

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


                                                                Three months ended      Six months ended
                                                                     June 30,               June 30,
                                                                ------------------     ------------------
                                                                 2005        2004         2005       2004
      ---------------------------------------------------------------------------------------------------

      Net loss, as reported                                     $(474)      $(414)     $(1,112)     $(755)
      Add: Total stock-based employee compensation
       expense determined under fair value based method for
       all awards, net of related tax effects                     (37)        (17)        (239)       (38)
      ---------------------------------------------------------------------------------------------------
      Pro forma net loss                                         (511)       (431)      (1,351)      (793)
      Pro forma net loss per share:
        Basic and diluted                                       $(.15)      $(.13)     $  (.40)     $(.24)
      ===================================================================================================

      The weighted-average fair value of options granted during the three and six months ended June 30, 2005 was $.49 and $.40, respectively, compared to $.37 for the three and six months ended June 30, 2004. The fair value of stock options used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for 2005 and 2004; expected volatility of 55% for 2005 and 108% for 2004; average risk-free interest rate of 3.8% for 2005 and 3.30 % for 2004; and an expected option holding period of 3.5 years for 2005 and 4.3 years for 2004.

11. COMMITMENTS AND CONTINGENCIES

      Employment agreements:

      On January 15, 2005 the Company hired Mr. Alfred G. Stein to the position of Executive Vice President. From September 13, 2004 to his date of hire, Mr. Stein was a consultant to the Company, assisting management in the development of a strategic re-direction of the Company's sales organization and product offerings, for which he earned $40,000 in consulting fees. Mr. Stein has an employment agreement expiring December 31, 2007 which includes the following key provisions: (i) an annual base salary of $175,000, (ii) an annual bonus of up to 100% of base salary based upon the attainment of a Board-approved annual business plan which includes revenue and operating profit targets and (iii) the grant of a five-year warrant to purchase up to 250,000 shares of common stock at an exercise price of $0.67 per share, which was equal to the closing price of the common stock on his date of hire. The Company registered 150,000 shares underlying the warrant, and has agreed to register the remaining 100,000 shares by January 15, 2007.

      On March 1, 2005, the Company hired Mr. Nevelle R. Johnson to the position of Executive Vice President. Mr. Johnson's responsibilities include management of the Company's national sales organization, as well as the development of new product and service offerings. Mr. Johnson has an employment agreement expiring December 31, 2008 which includes the following key provisions: (i) an initial annual base salary of $200,000;
(ii) an annual bonus of up to 50% of base salary based upon attaining earnings targets approved by the Board of Directors; (iii) the grant of a five-year warrant to purchase up to 250,000 shares of common stock at an exercise price of $1.10 per share, which was equal to the closing price of the common stock on his date of hire; and (iv) payment by the Company of life insurance premiums not exceeding $5,000 per month, provided that the Company attains at least 75% of targeted earnings. The Company registered 100,000 of the shares underlying the warrant, and has agreed to register an additional 100,000 shares by March 1, 2007 and the remaining 50,000 shares by March 1, 2008;

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

12. EMPLOYEE BENEFIT PLANS

      The components of the net periodic benefit cost included in the results of operations for the three and six months ended June 30, 2005 and 2004 are as follows:


                                     Three months ended    Six months ended
                                          June 30,             June 30,
                                     ------------------    ----------------
      (Dollars in thousands)           2005     2004        2005     2004
      -------------------------------------------------------------------

      Service cost                      $21      $20         $43      $40
      Interest cost                      10        9          20       18
      Recognized actuarial losses         3        2           5        4
      -------------------------------------------------------------------
      Net expense                       $34      $31         $68      $62
      ===================================================================

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

RESULTS OF OPERATIONS

      Overview

      For the three months ended June 30, 2005, we reported a net loss of $474,000 or $.14 per share on revenues of $4,483,000. This compares with a net loss of $414,000 or $.12 per share on revenues of $2,889,000 recorded for the three months ended June 30, 2004. For the six months ended June 30, 2005, we reported a net loss of $1,112,000 or $.33 per share on revenues of $6,892,000. This compares with a net loss of $755,000 or $.23 per share on revenues of $6,295,000 recorded for the six months ended June 30, 2004. The net loss for the six month period of 2005 includes one-time expenses aggregating $84,000 incurred in connection with the termination of our credit facility with Business Alliance Capital Corporation. There continues to be intense competition in the market areas that we serve, particularly with our larger, "Enterprise" customers. This has particularly been the case in the aftermarket parts business in which, over the last several years, the Company has experienced significant sales price erosion, as aftermarket parts have become more of a commodity and subject to "price shopping" by customers. The Company has worked to lessen the effects of this trend by increasing its sales force and focusing on developing its systems sales business and, during the second quarter of 2005 has increased its market share of both parts and systems sales.

      As further described in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the Company has taken several measures to turnaround its operating performance. The turnaround strategy is principally based upon building a larger and more highly qualified sales force, and diversifying the Company's product offerings and targeted customers. The business strategy is to transition to a full communications solutions provider, becoming less dependent on parts sales, and developing more sources of recurring revenues, such as through installation and maintenance services. As a first step in the turnaround plan, the Company hired a new President and CEO in October 2004, and two Executive Vice Presidents - one responsible for operations (hired in January 2005) and one responsible for sales (hired in March 2005). In

March, the Company significantly expanded its sales infrastructure and opportunities, first by the hiring of twenty three sales and sales support professionals formerly employed by Avaya Inc., and second by entering into a trial agreement with Avaya to provide products and services to the SMB ("small-to-medium sized business") market which commenced in March with the launch of a nationwide SMB sales program. By the end of June 2005, the Company's direct sales and sales support group was force was 85% larger than June 2004. As a result of these efforts, The Company has been successful in uplifting revenues, as revenues for the three and six months ended June 30, 2005 were 55% and 9% higher than the comparable prior year periods. In fact, the $4,483,000 in revenues for the quarter ended June 30, 2005 was the highest revenue quarter since the second quarter of 2002, and the Company recorded a profit for the month of June, which was the Company's first profitable month since May 2003.

      In May 2005, the Company took steps to further diversify its product offerings, forming a wholly-owned subsidiary named "One IP Voice" which, when operational by the end of 2005, will offer carrier-based hosted IP telephony services along with network services. Its primary target will be the SMB market. In order to finance its business expansion plans, effective March 31, 2005 the Company entered into a $3 million credit arrangement with a new lender, replacing a $1.7 million credit facility with Business Alliance Capital Corporation. For additional information on our financial resources, refer to Note 7, "Debt Obligations", and the "Liquidity and Capital Resources" section which follows.

      Additional information on our results of operations and financial condition for the three and six months ended June 30, 2005 follows below.

      Revenues


                                           Three months ended     Six months ended
                                                June 30,              June 30,
                                           ------------------     -----------------
      (in thousands)                         2005        2004       2005       2004
      -----------------------------------------------------------------------------

      Equipment:
      End-user equipment sales             $3,660      $2,272     $5,534     $5,035
      Equipment sales to resellers             63         312        154        471
      -----------------------------------------------------------------------------
      Total equipment sales                 3,723       2,584      5,688      5,506
      -----------------------------------------------------------------------------

      Services:
        Installations                         401         189        659        520
        Rentals, repair and other              18          35         48         71
      Other revenue                           341          81        497        198
      -----------------------------------------------------------------------------
      Total services and other revenue        760         305      1,204        789
      -----------------------------------------------------------------------------
      Consolidated revenues                $4,483      $2,889     $6,892     $6,295
      =============================================================================

      Equipment Sales. Total equipment sales for the three months ended June 30, 2005, were $3,723,000, an increase of $1,139,000 or 44% from the comparable 2004 period. The increase consisted of a $1,388,000 increase in end-user sales, less a $249,000 decrease in equipment sales to resellers ("wholesale sales"). The increase in end-user sales was attributable to a $1,068,000 or 201% increase in system sales and a $320,000 or 18% increase in parts sales. Total equipment sales for the six months ended June 30, 2005, were $5,688,000, an increase of 182,000 or 3% from the comparable 2004 period. The increase consisted of a $499,000 increase in end-user sales, less a $317,000 decrease in wholesale sales. The increase in end-user sales was attributable to an $845,000 or 52% increase in system sales, partly offset by a $346,000 or 10% decline in parts sales. During 2005, we continued a strategy of diversifying our product offerings by marketing the sale of complete telecommunications systems to our customer base. In March 2005, we significantly expanded our sales force and began targeting the SMB marketplace, which is primarily oriented towards systems sales. Other factors affecting end-user equipment sales for 2005 have previously been described in the "Overview" section above. Wholesale sales have been impacted by some of the same factors which affected end user sales and our shift in emphasis to new system sales.

      Service revenues for the three months ended June 30, 2005 were $419,000, an increase of $195,000 or 87% from the comparable 2004 period. Service revenues for the six months ended June 30, 2005 were $707,000, an increase of $116,000 or 20% from the comparable 2004 period. The increases in each period were attributable to installation services which have increased due to the significant increase in second quarter system sales. An increase or decrease in installation revenues, however, does not always coincide with the reported increase or decrease in system sales since installations may occur in different periods than the related system sale.

      Other revenue for the three months ended June 30, 2005 was $341,000, an increase of $260,000 or 321% from the comparable 2004 period. Other revenue for the six months ended June 30, 2005 was $497,000, an increase of $299,000 or

151% from the comparable 2004 period. The increase in each period was attributable to higher commissions earned on Avaya maintenance contract sales. In the sale of Avaya maintenance contracts, the Company receives a one-time commission, and all of the equipment service obligations are borne entirely by Avaya.

      Cost of Revenues and Gross Profit. Total cost of revenues for the three months ended June 30, 2005 was $3,147,000, an increase of $862,000 or 38% from the comparable 2004 period. The gross profit for the three months ended June 30, 2005 was $1,336,000, an increase of $732,000 or 121% from the comparable 2004 period. As a percentage of revenue, the overall gross profit margin was 30% for the three months ended June 30, 2005, compared to 21% for the comparable 2004 period.

      Total cost of revenues for the six months ended June 30, 2005 was $4,802,000, a decrease of $12,000, or less than one-half percent, from the comparable 2004 period. The gross profit for the six months ended June 30, 2005 was $2,090,000, an increase of $609,000 or 41% from the comparable 2004 period. As a percentage of revenue, the overall gross profit margin was 30% for the six months ended June 30, 2005, compared to 24% for the comparable 2004 period.

      In general, our gross profit margins are dependent upon a variety of factors including (1) product mix - gross margins can vary significantly among parts sales, system sales and our various service offerings. The parts business, for example, involves hundreds of parts that generate significantly varying gross profit margins depending upon their availability, competition, and demand conditions in the marketplace; (2) customer mix - we sell parts to both end-users and to other equipment resellers. Our larger "Enterprise" companies often receive significant purchase discounts from Avaya, which could cause us to accept lower gross margins as we compete against Avaya directly for this business; (3) the level and amount of vendor discounts and purchase rebates available to us from Avaya and its master distributors; (4) capacity - as sales volume rises or falls, overhead costs, consisting primarily of product handling, purchasing, and facility costs, can become a lower or higher percentage of sales dollars; (5) competitive pressures - as a result of the slowdown in capital equipment spending in our industry, and the large number of Avaya dealers nationwide, we have been faced with increased price competition; and (6) obsolescence charges. The combined effect of all of these factors could result in varying gross profit margins from period to period.

      Gross Profit Margins on Equipment Sales. For the three months ended June 30, 2005, the gross profit margin on equipment sales increased to 28% from 24% in 2004. The gross profit margin for the 2004 period was negatively impacted by an increase in obsolescence reserves and by the payment of license fees to Avaya from a program that terminated in June 2004. Excluding the effects of these items, the gross profit margin on 2004 equipment sales would have also been 27%. For the six months ended June 30, 2005, the gross profit margin on equipment sales increased to 29% from 27% in 2004. The gross profit margin for the 2004 period was also negatively impacted by an increase in obsolescence reserves and by the payment of license fees to Avaya. Excluding the effects of these items, the gross profit margin on 2004 equipment sales would have been 30%. As compared to the prior year periods, the Company experienced a decline in the gross profit margins generated by the sale of aftermarket parts. This is attributable to the fact that the parts business has become more of a "commodity" business and less of a "value-added" business. It has therefore become more prone to price-shopping by customers, who are tending more towards awarding contracts to the lowest bidder. The impact of a reduced parts business however, has been offset by significantly higher sales of systems at improved profit margins from 2004. These results can be primarily attributed to increased sales of systems to the SMB marketplace as well as to our larger "Enterprise" customers. We expect continued pressure on our equipment profit margins going forward, particularly in the sale of parts and systems to our larger customers, due to continuing price competition.

      Gross Profit Margins on Services and Other Revenue. For the three months ended June 30, 2005, the Company realized an overall 58% profit margin on its combined service and other revenues, compared to 38% recorded in 2004. The profit margin increase was attributable to significantly higher commission revenues earned from the sale of Avaya maintenance contracts, which generate a 100% profit margin, and to improved margins on installations. For the six months ended June 30, 2005, the Company realized an overall 54% profit margin on its combined service and other revenues, compared to 42% recorded in 2004. The profit margin increase for the six month period was attributable to significantly higher commission revenues earned from the sale of Avaya maintenance contracts.

      Other Cost of Revenues. Other cost of revenues consists of product handling, purchasing and facility costs and expenses. For the three months ended June 30, 2005, these expenses were 4% higher than 2004, and represented approximately 4% of 2005 equipment sales revenues, compared to 5% of 2004 equipment sales revenues. For the six months ended June 30, 2005, these expenses were 31% lower than 2004, and represented approximately 4% of 2005 equipment sales revenues, compared to 6% of 2004 equipment sales revenues. The reduction in other cost of revenues primarily resulted from lower personnel levels and other overhead costs.

      Selling, General and Administrative ("SG&A") Expenses. SG&A expenses for the three months ended June 30, 2005 were $1,765,000, an increase of $755,000 or 75% from the comparable 2004 period. SG&A expenses for the three months ended June 30, 2005 were 39% of revenues, compared to 35% of revenues in 2004. Approximately 90% of the increase in SG&A was attributable to increased personnel levels, including compensation and benefits, recruiting fees, and incremental office and travel expenses. SG&A expenses for the six months ended June 30, 2005 were $3,148,000, an increase of $928,000 or 42% from the comparable 2004 period. SG&A expenses for the six months ended June 30, 2005 were 46% of revenues, compared to 35% of revenues in 2004. Approximately 85% of the increase in SG&A was attributable to increased personnel levels, including compensation and benefits, recruiting fees, and incremental office and travel expenses.

      As a part of the Company's turnaround plan, it hired a new President and CEO in October 2004, and two Executive Vice Presidents - one responsible for operations (hired in January 2005) and one responsible for sales (hired in March 2005). In addition, by June 30, 2005, the Company's sales and support group was 85% larger than June 2004. The increase in the sales and support group was attributable to the launch of a Company initiative to market its products and services to small to medium-sized business ("SMB") marketplace.

      In connection with the replacement of the BACC credit facility with the Laurus credit facility, the Company incurred in March 2005 one-time expenses totaling $84,000, consisting of a $68,000 early termination fee, and a $16,000 charge to write-off of the remaining balance of its annual loan commitment fee with BACC. In addition, as of June 30, 2005 the Company had incurred $140,000 of direct expenses associated with the acquisition of the Laurus credit facility. These costs are included in deferred financing costs on the balance sheet and are being amortized to SG&A expense over the term of the facility. As of June 30, 2005 approximately $11,000 has been expensed.

      We expect our SG&A expenses to increase as we continue the execution of our turnaround strategy, which has begun to focus on the development and deployment of the hosted VOIP services and products to be marketed through our newly-formed subsidiary, One IP Voice, Inc.

      Interest Expense and Other Income. Interest expense for the three months ended June 30, 2005 was $43,000, compared with $6,000 for 2004. Interest expense for the six months ended June 30, 2005 was $51,000, compared with $12,000 for 2004. Included in interest expense for the three and six months of 2005 is $25,000 representing the amortization of a portion of deferred financing costs incurred in connection with the acquisition of the Laurus credit facility, as further described in Note 7. These costs, consisting of a $117,000 facility fee and a $186,299 value ascribed to the warrants issued to Laurus, are being amortized to interest expense over the term of the facility. The increase in interest expense was also attributable to higher average borrowing levels and higher borrowing rates. Other income for all periods presented consisted of interest earned on invested cash.

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

LIQUIDITY AND CAPITAL RESOURCES

      Working capital, defined as current assets less current liabilities, was $1,390,000 at June 30, 2005, a decrease of $746,000 or 35% from
$2,136,000 at December 31, 2004. The working capital ratio was 1.3 to 1 at June 30, 2005, compared to 2.4 to 1 at December 31, 2004. Operating activities used $830,000 during the six months ended June 30, 2005, compared to the use of $713,000 in the comparable 2004 period. Net cash used by operating activities in 2005 consisted of a net loss of $1,112,000 less non-cash items of $193,000, and net cash generated by changes in operating assets and liabilities of $89,000. Net cash generated by changes in operating assets and liabilities was primarily attributable to an increase in accounts payable and accrued expenses, a decrease in inventories and other assets, partly offset by an increase in accounts receivable resulting from higher sales levels.

      Investing activities used $18,000 during the six months ended June 30, 2005, compared to $23,000 in 2004. Net cash used by investing activities in 2005 and 2004 consisted of capital expenditures. Capital expenditures during 2005 were principally for computer and office equipment to support our expanded personnel levels, most of which were financed through lease agreements. Pursuant to our loan agreement with Laurus, we may obtain external financing on capital expenditures up to $500,000 in any fiscal year period before requiring Laurus's prior approval.

      Financing activities provided $1,021,000 during the six months ended June 30, 2005 principally from borrowings under our revolving credit lines, net of related costs incurred. On March 31, 2005, we terminated our $1.7 million revolving credit facility with BACC, repaying the outstanding balance on April 1, 2005, and entered into a financing transaction with Laurus Master Fund, Ltd., ("Laurus"), providing for a three-year, $3 million revolving loan credit facility. Our borrowing formulas with Laurus are less restrictive than the formulas provided under the BACC agreement, thereby increasing our borrowing capacity. Refer to Note 7, "Debt Obligations", of the Notes to Consolidated Financial Statements included herein for further information on the principal terms and conditions of this financing transaction.

      Our ability to provide cash to satisfy working capital requirements continues to be dependent upon generating positive cash flow from operations and upon formula borrowings under our revolving credit facility. Historically, our working capital borrowings have increased during periods of revenue growth. This is because our cash receipts cycle is longer than our cash disbursements cycle. As our revenues from systems sales increases, as management expects, the cash receipts cycle may lengthen, unless we can consistently negotiate up-front deposits and progress payments under our systems sales contracts. In addition, our working capital requirements are expected to significantly increase by year end as we continue to buildout the infrastructure of capital equipment, systems and personnel required to deploy our hosted VOIP service offerings through our newly-formed subsidiary One IP Voice, Inc. No assurances can be given that we will have sufficient cash resources to finance all of our future growth plans, and it may become necessary to seek additional financing sources for such purposes. In order to obtain additional financing, we may first need to demonstrate improved operating performance.

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

      Refer to the Company's Current Report on Form 8-K filed April 5,
      2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The proposals voted upon at the Company's Annual Meeting of Stockholders, held July 14, 2005, along with the voting results, were as follows:

      (1) Election of Directors: All nominees were elected: The results of the balloting were as follows:

                                        Votes        Votes
            Nominees                     For        Withheld
            ---------------------     ---------     --------
            Jean-Marc Stiegemeier     3,208,981      41,071
            George J. Taylor, Jr.     3,188,401      61,651
            Harold L. Hanson          3,207,714      42,338
            Hugh M Taylor             3,205,551      44,501
            Joseph J. Kelley          3,208,534      41,518
            Ronald P. Pettirossi      3,212,658      37,394

      (2) Ratification of the appointment of Carlin, Charron & Rosen LLP as independent auditors of the Company for the year ending December 31, 2005: The proposal was approved with 3,197,907 votes for, 40,840 votes against and 11,305 abstentions.

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

                                       FARMSTEAD TELEPHONE GROUP, INC.


Dated: August 10, 2005                 /s/ Jean-Marc Stiegemeier
                                       ------------------------------------
                                       Jean-Marc Stiegemeier
                                       Chief Executive Officer, President

Dated: August 10, 2005                 /s/ Robert G. LaVigne
                                       ------------------------------------
                                       Robert G. LaVigne
                                       Executive Vice President, Chief
                                       Financial Officer