Form 10-Q
period 2005-09-30
FARMSTEAD TELEPHONE GROUP INC
filed 2005-11-14
CIK 804331

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q

        (Mark One)
        [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934.

              For the quarterly period ended September 30, 2005

                                      or

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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).          Yes [ ]     No [X]

As of October 27, 2005, the registrant had 3,747,132 shares of its $0.001 par value Common Stock outstanding.

                       TABLE OF CONTENTS TO FORM 10-Q


PART I. FINANCIAL INFORMATION                                        Page
                                                                     ----

ITEM 1. FINANCIAL STATEMENTS (Unaudited)
        Consolidated Balance Sheets - September 30, 2005 and
         December 31, 2004                                             3
        Consolidated Statements of Operations - For the Three
         and Nine Months Ended September 30, 2005 and 2004             4
        Consolidated Statement of Changes in Stockholders'
         Equity - For the Nine  Months Ended September 30, 2005        5
        Consolidated Statements of Cash Flows - For the Nine
         Months Ended September 30, 2005 and 2004                      6
        Notes to Consolidated Financial Statements                     7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                          14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    22

ITEM 4. CONTROLS AND PROCEDURES                                       22

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                             22

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS   23

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                               23

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           23

ITEM 5. OTHER INFORMATION                                             23

ITEM 6. EXHIBITS                                                      23

SIGNATURES                                                            24

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                       FARMSTEAD TELEPHONE GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS


                                                                     September 30,    December 31,
(In thousands)                                                                2005            2004
--------------------------------------------------------------------------------------------------
                                                                       (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                              $    186        $    217
  Accounts receivable, net                                                  3,598           1,453
  Inventories, net                                                          1,345           1,627
  Other current assets                                                        108             378
-------------------------------------------------------------------------------------------------
Total Current Assets                                                        5,237           3,675
-------------------------------------------------------------------------------------------------
Property and equipment, net                                                   563             268
Deferred financing costs (Note 6)                                             384               -
Other assets                                                                  107             107
-------------------------------------------------------------------------------------------------
Total Assets                                                             $  6,291        $  4,050
=================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $  3,123        $  1,110
  Debt maturing within one year (Note 6)                                      648             187
  Accrued expenses and other current liabilities                              408             242
-------------------------------------------------------------------------------------------------
Total Current Liabilities                                                   4,179           1,539
-------------------------------------------------------------------------------------------------
Postretirement benefit obligation                                             688             593
Long-term debt (Note 6)                                                        72              39
-------------------------------------------------------------------------------------------------
Total Liabilities                                                           4,939           2,171
-------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 10)

Stockholders' Equity:
  Preferred stock, $0.001 par value; 2,000,000 shares authorized;
   no shares issued and outstanding                                             -               -
  Common stock, $0.001 par value; 30,000,000 shares authorized;
   3,747,132 and 3,322,182 shares issued and outstanding at
   September 30, 2005 and December 31, 2004, respectively                       4               3
  Additional paid-in capital                                               13,602          12,320
  Accumulated deficit                                                     (12,236)        (10,420)
  Accumulated other comprehensive loss                                        (18)            (24)
-------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                  1,352           1,879
-------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                               $  6,291        $  4,050
=================================================================================================

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                    For the Three          For the Nine
                                                    Months Ended           Months Ended
                                                    September 30,          September 30,
                                                  -----------------     ------------------
(In thousands, except loss per share amounts)       2005       2004        2005       2004
------------------------------------------------------------------------------------------

Revenues:
  Equipment                                       $3,890     $2,967     $ 9,578     $8,473
  Services and other revenue                         917        371       2,121      1,160
------------------------------------------------------------------------------------------
  Total revenues                                   4,807      3,338      11,699      9,633
Cost of Revenues:
  Equipment                                        2,887      2,164       6,901      6,180
  Services and other revenue                         573        257       1,128        718
  Other cost of revenues                             108        113         341        450
------------------------------------------------------------------------------------------
  Total cost of revenues                           3,568      2,534       8,370      7,348
------------------------------------------------------------------------------------------
Gross profit                                        1,239       804       3,329      2,285
Selling, general and administrative expenses        1,885       980       5,033      3,200
------------------------------------------------------------------------------------------
Operating loss                                      (646)      (176)     (1,704)      (915)
Interest expense                                     (60)        (7)       (111)       (19)
Other income                                           3          2           7          4
------------------------------------------------------------------------------------------
Loss before income taxes                            (703)      (181)     (1,808)      (930)
Provision for income taxes                             1         (6)          8          -
------------------------------------------------------------------------------------------
Net loss                                            (704)    $ (175)     (1,816)    $ (930)
==========================================================================================

Basic and diluted net loss per common share:      $ (.20)    $ (.05)    $  (.53)    $ (.28)

Weighted average common shares outstanding:
  Basic and diluted                                3,511      3,317       3,398      3,315
==========================================================================================

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (UNAUDITED)
                For the Nine Months ended September 30, 2005


                                                                                           Accumulated
                                        Common Stock        Additional       Accum-              Other
                                      -----------------        Paid-in       ulated      Comprehensive
(In thousands)                        Shares     Amount        Capital      Deficit               Loss       Total
------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2004           3,322         $3        $12,320     $(10,420)              $(24)    $ 1,879
Net loss                                   -          -              -       (1,816)                 -      (1,816)
Amortization of pension liability
 adjustment                                -          -              -            -                  6           6
                                                                                                           -------
Comprehensive loss                                                                                          (1,810)
Warrants issued in connection with
 convertible debt financing                -          -            186            -                  -         186
Beneficial conversion discount on
 convertible note payable                  -          -            500            -                  -         500
Common stock issued upon conversion
 of note payable                         325          1            499            -                  -         500
Common stock issued upon exercise
 of stock options                         55          -             67            -                  -          67
Common stock issued under employee
 stock purchase plan                      45          -             30            -                  -          30
------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2005          3,747         $4        $13,602     $(12,236)              $(18)    $ 1,352
==================================================================================================================

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
            For the Nine Months Ended September 30, 2005 and 2004


(In thousands)                                                      2005       2004
-----------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                       $(1,816)     $(930)
  Adjustments to reconcile net loss to net cash flows
   used in operating activities:
    Provision for doubtful accounts receivable                        27         24
    Provision for losses on inventories                               30         82
    Depreciation and amortization of property and equipment           81        111
    Amortization of deferred financing costs                          74          -
    Amortization of debt discount                                     16          -
    Decrease in accumulated other comprehensive loss                   6          6
    Increase in accrued postretirement benefit obligation             95         85
  Changes in operating assets and liabilities:
    Increase in accounts receivable                               (2,172)      (623)
    Decrease in inventories                                          252         47
    Decrease in other assets                                         270         61
    Increase in accounts payable                                   2,013        106
    Increase in accrued expenses and other current liabilities       166        125
-----------------------------------------------------------------------------------
    Net cash used in operating activities                           (958)      (906)
-----------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property and equipment                               (320)       (25)
-----------------------------------------------------------------------------------
      Net cash used in investing activities                         (320)       (25)
-----------------------------------------------------------------------------------
Cash flows from financing activities:
  Net borrowings under revolving credit lines                        939        211
  Proceeds from convertible note payable                             500          -
  Deferred financing costs                                          (272)         -
  Borrowing against cash value of insurance policy                     -        275
  Proceeds from the issuance of common stock                          97          4
  Repayments of long-term debt                                       (17)         -
-----------------------------------------------------------------------------------
      Net cash provided by financing activities                    1,247        490
-----------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                            (31)      (441)
Cash and cash equivalents at beginning of period                     217        827
-----------------------------------------------------------------------------------
Cash and cash equivalents at end of period                       $   186      $ 386
===================================================================================

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                     $    46      $  20
    Income taxes                                                       2          4
  Non-cash financing and investing activities:
    Purchase of equipment under capital lease                         56          -
    Debt discount recorded on issuance of note payable               500          -




    Fair value of warrant recorded as deferred financing cost
     in connection with revolving credit facility                    186          -

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.    BASIS OF PRESENTATION

      The consolidated financial statements presented herein consist of the accounts of Farmstead Telephone Group, Inc. and its wholly-owned subsidiaries. The accompanying consolidated financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. In the Company's opinion, the unaudited interim consolidated financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments that are necessary for a fair statement of results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be experienced for the entire fiscal year. This Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

2.    OPERATIONS

      As presented in the consolidated financial statements contained in this report, the Company incurred net losses of $704,000 and $1,816,000 for the three and nine months ended September 30, 2005, respectively. In addition, the Company has incurred substantial losses in each of the past four fiscal years. As further described in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the Company has taken several measures to turnaround its operating performance. The turnaround strategy is principally based upon building a larger and more highly qualified sales force, and diversifying the Company's product offerings and targeted customers. By the end of September 2005, the Company's direct sales and sales support group was significantly larger than September 2004, and revenues for the three and nine months ended September 30, 2005 were 44% and 21% higher than the comparable prior year periods.

      In May 2005, the Company took steps to further diversify its product offerings, forming a wholly-owned subsidiary named "One IP Voice" which, when operational in the first quarter of 2006, will offer carrier-based hosted IP telephony services along with network services. Its primary target will be the SMB ("small-to-medium sized business") market.

      In order to finance its business expansion plans, effective March 31, 2005 the Company entered into a $3 million credit arrangement with a new lender, replacing a $1.7 million credit facility with Business Alliance Capital Corporation. For additional information, refer to Note 6, Debt Obligations contained herein. Additionally, in October 2005, the Company engaged the services of an investment banking firm, and intends to raise additional capital through one or a series of private offerings of securities, as more fully described in Note 14, Subsequent Events, contained herein.

3.    ACCOUNTS RECEIVABLE, NET


                                              September 30,    December 31,
      (In thousands)                                   2005            2004
      ---------------------------------------------------------------------

      Trade accounts receivable                     $3,246          $1,379
      Less: allowance for doubtful accounts            (87)            (60)
      --------------------------------------------------------------------
      Trade accounts receivable, net                 3,159           1,319
      Other receivables                                439             134
      --------------------------------------------------------------------
      Accounts receivable, net                      $3,598          $1,453
      ====================================================================

      Other receivables primarily consist of commissions, rebates and other dealer incentives due from Avaya and are recorded in the consolidated financial statements when earned.

4.    INVENTORIES, NET


                                          September  30,       December 31,
      (In  thousands)                               2005               2004
      ---------------------------------------------------------------------

      Finished goods and spare parts             $1,167             $1,341
      Work in process *                             244                352
      Rental equipment                               12                 52
      --------------------------------------------------------------------
                                                  1,423              1,745
      Less: reserves for excess and
       obsolete inventories                         (78)              (118)
      --------------------------------------------------------------------
      Inventories, net                           $1,345             $1,627
      ====================================================================

      * Consists of used equipment requiring repair or refurbishing.

5.    PROPERTY AND EQUIPMENT, NET


                                                           Estimated
                                                          Useful Lives    September 30,     December 31,
      (In thousands)                                         (Yrs.)                2005             2004
      --------------------------------------------------------------------------------------------------

      Computer and office equipment                          3 - 5             $ 1,062          $ 1,071
      IP network equipment and licenses                        5                   301                -
      Furniture and fixtures                                 5 - 10                288              288
      Leasehold improvements                                  10                   171              171
      Capitalized software development costs                   5                    98               98
      Automobile                                               5                    50               50
      Leased equipment under capital lease *                   3                    56                -
      -------------------------------------------------------------------------------------------------
                                                                                 2,026            1,678
      Less: accumulated depreciation and amortization                           (1,463)          (1,410)
      -------------------------------------------------------------------------------------------------
      Property and equipment, net                                              $   563          $   268
      =================================================================================================

      * Consists of computer equipment.

6.    DEBT OBLIGATIONS


                                                             September 30,    December 31,
      (In thousands)                                                  2005            2004
      ------------------------------------------------------------------------------------

      Laurus revolving credit facility note                        $  618          $    -
      Laurus convertible minimum borrowing note                       500               -
      Unamortized debt discount on minimum borrowing note            (484)              -
      BACC revolving credit facility note                               -             179
      Installment purchase note                                        42              47
      Leased equipment under capital lease                             44               -
      ------------------------------------------------------------------------------------
                                                                      720             226
      Less: debt maturing within one year                            (648)           (187)
      ------------------------------------------------------------------------------------
      Long-term debt obligations                                   $   72          $   39
      ===================================================================================

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

      The fair value of the Warrant was estimated using the Black-Scholes pricing model with the following assumptions: fair market value of the underlying common stock of $1.08 per share (which amount represents the closing price of the common stock on the date that the principal terms and conditions of the financing were approved by both parties); zero dividends; expected volatility of 55%; a risk-free interest rate of 3.9% and an expected holding period of 4.5 years. The resulting value of $186,299, along with a $117,000 prepaid facility fee, have been recorded in deferred financing costs, and are being amortized to interest expense over the term of the facility. Other direct costs incurred by the Company in the execution of the agreements with Laurus, approximating $155,000, have also been recorded on the balance sheet under deferred financing costs, and are being amortized to SG&A expense over the term of the facility.

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

      Security and Events of Default: Borrowings under the Laurus Notes are secured by a lien on substantially all of the Company's assets. The Security Agreement contains no specific financial covenants; however, it defines certain circumstances under which the agreement can be declared in default and subject to termination, including among others if (i) there is a material adverse change in the Company's business or financial condition;
(ii) an insolvency proceeding is commenced; (iii) the Company defaults on any of its material agreements with third parties or there are material liens or attachments levied against the Company's assets; (iv) the Company's common stock ceases to be publicly traded; and (v) the Company fails to comply with the terms, representations and conditions of the agreement. Upon the occurrence of an Event of Default, the interest rate charged will be increased by 1-1/2 % per month until the default is cured; should the default continue beyond any applicable grace period, Laurus could require the Company to repay 120% of any principal and interest outstanding under the agreement.

      Conversion Rights and Limitation: All or a portion of the outstanding principal and interest due under the Laurus Notes may be converted, at the option of the Holder, into shares of the Company's common stock, at the Fixed Conversion Price ("FCP") of $1.54. The FCP was originally set at 110% of the average closing price of the Company's common stock over the ten trading days preceding the execution of the agreement, and is subject to anti-dilution protection adjustments. The FCP will be reset once $1.5 million of debt has been converted. The Laurus Notes contain a mandatory conversion feature such that, if the average closing price of the common stock as reported by Bloomberg, L.P. on the Principal Market for five (5) consecutive trading days in any calendar month shall be greater than 115% of the FCP, the Holder shall convert into shares of common stock such portion of the principal amount outstanding under any Minimum Borrowing Note (together with accrued interest and fees in respect thereof) on such date equal to ten percent (10%) of the aggregate dollar trading volume of the common stock for the period of twenty-two (22) trading days preceding the date of the mandatory conversion. The Holder shall not be required under any circumstances to make more than one (1) mandatory conversion in any calendar month. By agreement between the parties, Laurus will not own greater than 4.99% of the outstanding shares of the Company's common stock except that (i) upon the occurrence and during the continuance of an Event of Default, or (ii) upon 75 days prior notice to the Company, their ownership could increase to 19.99%. Upon receipt of a conversion notice from the Holder, the Company can elect to pay cash to the Holder in lieu of issuing shares of common stock, at a price per share equal to the intraday high price of the stock.

      Registration Rights: Pursuant to the terms of a Registration Rights Agreement, the Company is obligated to file and obtain effectiveness for a registration statement registering the resale of shares of the Company's common stock issuable upon conversion of the Laurus Notes and the exercise of the Warrant. On June 24, 2005, the Company completed the registration of the common stock issuable upon conversion of the initial Minimum Borrowing Note and the Warrant.

      As of September 30, 2005, outstanding borrowings with Laurus consisted of $618,186 under the revolving loan portion of the credit facility and a $500,000 convertible Minimum Borrowing Note ("MBN"), issued September 2, 2005. The Company has recorded a beneficial conversion premium on the issuance of the MBN in the amount of $500,000, calculated as the difference between the fixed conversion price of the note ($1.54) and the market value of the Company's common stock on the date of issuance ($3.08) times the number of convertible shares (324,675). The beneficial conversion premium has been recorded on the balance sheet as a debt discount and an increase in additional paid-in capital. The debt discount will be amortized to interest expense over the life of the MBN or as the debt is converted to common stock. The unused portion of the credit facility as of September 30, 2005 was $1,881,814, of which $1,572,061 was available to borrow. The average and highest amounts borrowed under the Laurus credit facility during the three months ended September 30, 2005 were approximately $1,124,000 and $1,606,000, respectively. The average and highest amounts borrowed under all credit facilities during the nine months ended September 30, 2005 were approximately $721,000 and $1,640,000, respectively. The Company was in compliance with the provisions of its loan agreement as of September 30, 2005.

      Obligations under Capital Lease:

      During 2005, the Company entered into non-cancelable lease agreements to finance $56,000 of computer equipment with payment terms ranging from 24 to 36 months. Monthly lease payments aggregate $1,984 and the agreements contain a $1.00 purchase option at the end of the lease term. The effective interest rate on the lease obligations is 10.38 to 10.5%. The principal balance of these obligations at September 30, 2005 was $43,855, of which $21,681 was classified under debt maturing within one year.

      Note Payable:

      The Company is financing an automobile through a $50,056, 3.75% note payable to a finance company. The note is payable in 38 monthly installments of $799, with a final payment of $24,236 on January 7, 2008. The note balance at September 30, 2005 was $41,903, of which $8,154 was classified under debt maturing within one year.

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES


                                                        September 30,    December 31,
      (In thousands)                                             2005            2004
      -------------------------------------------------------------------------------

      Salaries, commissions and benefits                         $316            $167
      Other                                                        92              75
      -------------------------------------------------------------------------------
      Accrued expenses and other current liabilities             $408            $242
      ===============================================================================

8.    RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123 (revised 2004)"), revising FASB Statement 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees". This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. This statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 and the Company will adopt the standard in the first quarter of fiscal 2006. The adoption of this standard will have an impact on the Company's results of operations as it will be required to expense the fair value of all share based payments; however the Company has not yet determined whether or not this impact will be significant.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). It also requires that these items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the Company will be required to adopt this standard in its 2006 fiscal year. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

9.    STOCK OPTIONS

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


                                                            Three months ended    Nine months ended
                                                            September 30,         September 30,
                                                            ------------------    -----------------
                                                              2005      2004        2005       2004
      ---------------------------------------------------------------------------------------------

      Net loss, as reported                                  $(704)    $(175)     $(1,816)    $(930)
      Add: Total stock-based employee compensation
       expense determined under fair value based
       method for all awards, net of related tax effects      (202)      (10)        (441)      (38)
      ---------------------------------------------------------------------------------------------
      Pro forma net loss                                      (906)     (185)      (2,257)     (968)
      Pro forma net loss per share:
            Basic and diluted                                $(.26)    $(.06)     $  (.66)    $(.29)
      =============================================================================================

      The weighted-average fair value of options granted during the three and nine months ended September 30, 2005 was $1.04 and $.80, respectively, compared to $.13 and $.24, respectively, for the three and nine months ended September 30, 2004. The fair value of stock options used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for 2005 and 2004; expected volatility of 55% for 2005 and 50% for 2004; average risk-free interest rate of 3.8% -4.2% for 2005 and 3.1-3.3 % for 2004; and an expected option holding period of 3.5 years for 2005 and 2004.

10.   COMMITMENTS AND CONTINGENCIES

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

      On October 13, 2005, the Company and Mr. Jean-Marc Stiegemeier, the Company's Chairman, Chief Executive Officer and President executed an agreement modifying the following terms of Mr. Stiegemeier's employment agreement with the Company: (i) the vesting date of 300,000 of the 600,000 options granted in October 2004 was changed to October 1, 2005; and (ii) the use of a Company-leased residential house was extended for an additional year. In addition, Mr. Stiegemeier's Base Salary, as defined, was increased to $500,000 per annum. These changes were approved by the Company's Compensation Committee and the full Board of Directors, and are effective as of October 1, 2005.

11.   EMPLOYEE BENEFIT PLANS

      The components of the net periodic benefit cost included in the results of operations for the three and nine months ended September 30, 2005 and 2004 are as follows:


                                       Three months ended   Nine months ended
                                          September 30,       September 30,
                                       ------------------   -----------------
      (In  thousands)                    2005       2004      2005      2004
      ----------------------------------------------------------------------
      Service cost                       $21        $20      $ 64       $60
      Interest cost                       12          9        32        26
      Recognized actuarial losses          1          2         6         6
      ---------------------------------------------------------------------
      Net expense                        $34        $31      $102       $92
      =====================================================================

12.   SEGMENT INFORMATION

      Historically, the Company has operated in a single business segment, selling telecommunications equipment to businesses. During 2005, the Company commenced activities related to the development of a new business segment which, when operational, will provide hosted carrier-based Voice over IP products and related network services to the small-to-medium business marketplace. The hosted VoIP business is currently in the development stage and, accordingly, has not yet generated reportable revenues. Summarized financial information for the Company's reportable business segments for the three and nine months ended September 30, 2005 is presented below. Geographic information is not presented because the Company does not operate outside of the United States. Corporate operating expenses consist primarily of compensation and benefits, costs associated with corporate governance and compliance, investor relations, and other shared general expenses not allocated to the business segments.

      Business segment information as of and for the three months ended September 30, 2005 is as follows:


                                        Telecom-         IP
                                       munication     Telephony
      (In thousands)                   Equipment      Services     Corporate    Consol.
      ---------------------------------------------------------------------------------
      Revenues                            $4,807         $   -        $   -     $4,807
      Operating loss                        (145)         (243)        (258)      (646)
      Depreciation and amortization           24             1            3         28
      Property and equipment, net            236           301           26        563
      Capital expenditures                     1           301            -        302
      --------------------------------------------------------------------------------

      Business segment information as of and for the nine months ended September 30, 2005 is as follows:


                                        Telecom-         IP
                                       munication     Telephony
      (In thousands)                   Equipment      Services     Corporate    Consol.
      ---------------------------------------------------------------------------------
      Revenues                           $11,699         $   -        $   -    $11,699
      Operating loss                        (469)         (486)        (749)    (1,704)
      Depreciation and amortization           69             4            8         81
      Property and equipment, net            236           301           26        563
      Capital expenditures                    19           301            -        320
      --------------------------------------------------------------------------------


The following table reconciles the totals reported for the operating loss of the segments to the Company's reported loss before income taxes:


                                                     Three months           Nine months
                                                            ended                 ended
      (In thousands)                           September 30, 2005    September 30, 2005
      ---------------------------------------------------------------------------------

      Total segment operating losses                       $(388)              $  (955)
      Unallocated amounts:
        Corporate expenses                                  (258)                 (749)
        Interest expense                                     (60)                 (111)
        Other income                                           3                     7
      --------------------------------------------------------------------------------
      Consolidated loss before income taxes                $(703)              $(1,808)
      --------------------------------------------------------------------------------

13.   LOSS PER SHARE

      Basic loss per share was computed by dividing net loss (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Weighted average outstanding options and warrants to purchase 1,705,576 and 19,385 shares of common stock were not included in the computation of diluted loss per share for the three months ended September 30, 2005 and 2004, respectively, because their inclusion would be antidilutive. Weighted average outstanding options and warrants to purchase 1,159,742 and 36,123 shares of common stock were not included in the computation of diluted loss per share for the nine months ended September 30, 2005 and 2004, respectively, because their inclusion would be antidilutive.

14.   SUBSEQUENT EVENTS

      On November 2, 2005 the Company filed a Notice of Special meeting and Proxy Statement with the SEC, seeking shareholder approval on the proposed issuance of more than 20% of the Company's outstanding shares of Common
Stock in connection with any one or series or combinations of private offerings to investors of the Company's securities, and a secondary offering to the public of Common Stock, in an approximate aggregate amount in the range of $6,000,000 to $26,000,000 (exclusive of any securities which may be sold upon exercise of any overallotment options). In connection therewith, on October 31, 2005 the Company entered into an agreement with a leading New York-based investment banking firm, which has agreed on a "best efforts" basis to immediately place private offerings with investors, and to act as the principal underwriter on a "firm commitment" basis for a possible secondary offering to the public of the Company's common stock sometime in 2006. Funds raised will be primarily used to finance the continuing buildout of One IP Voice's IP telephony business.

      On November 8, 2005, the Company received notice from the American Stock Exchange ("AMEX") that the Company no longer complies with the AMEX's continued listing standards due to its failure to maintain stockholders' equity of at least $4 million, which minimum level is required due to its history of losses in three out of its four most recent fiscal years, as set forth in Section 1003 (a) (ii) of the AMEX Company Guide, and that its securities are, therefore, subject to being delisted from the AMEX. The Company was previously granted an eighteen month period to regain compliance with this standard, and such compliance period ended as of November 7, 2005.

      The foregoing determination by the AMEX staff was made subsequent to the Company's update and submission of the Company's plan for upcoming private offerings of its securities to investors for which the Company had requested a ninety (90) day extension from November 7, 2005 in order to complete the offerings and regain compliance with the AMEX continued listing requirements. Such update and submission to AMEX included the Notice of the Special Meeting of the Stockholders and Proxy Statement to approve such transactions which have been filed with the SEC as Schedule
14A on November 2, 2005, an engagement agreement dated October 31, 2005 with an investment banking firm, which agreed to be the lead placement agent for the private offerings on a "best efforts" basis and to be the managing underwriter for a possible secondary public offering of common stock on a "firm-commitment" basis planned for sometime in 2006, and a detailed timetable to consummate the private offerings and regain compliance.

      According to the AMEX notice, the Company must appeal by November 16, 2005, or the AMEX staff determination will become final. AMEX staff will suspend trading in the Company's securities and submit an application to the SEC to strike the Company's common stock from listing and registration on the AMEX in accordance with the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder.

      The Company plans to appeal this determination by the AMEX staff and to request a hearing before an AMEX panel (the "Panel"). The time and place of such a hearing will be determined by the Panel. There can be no assurance that the Panel would grant the relief sought by the Company or, even if it does, the Company will be able to implement its plan of compliance consistent with the relief sought. If the Panel does not grant the relief sought by the Company, its securities would be de-listed from the AMEX. In that event, the Company would also seek quotation of its securities on the OTC Bulletin Board.

      The Company fully intends to pursue stockholders' approval and complete the transactions contemplated in the filed Schedule 14A. The Company believes that the completion of the private offerings described in the Schedule 14A will put the Company back in compliance with the AMEX continued listing requirement for stockholders' equity. If the Company is able to regain compliance anytime between now and the hearing with AMEX staff, the de-listing process would be withdrawn. The contemplated private and secondary public offerings are also intended to raise additional capital for the Company to use in the continuing buildout of its One IP Voice, Inc.IP telephony business.

      The Company disclosed its previous AMEX notice and circumstances relating to its current listing deficiency in its previous filings with the SEC starting with Current Report on Form 8-K filed with the SEC on July 23, 2004 and last disclosed on the Proxy Statement on Schedule 14A filed with the SEC on November 2, 2005.

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

RESULTS OF OPERATIONS

      Overview

      For the three months ended September 30, 2005, we reported a net loss of $704,000 or $.20 per share on revenues of $4,807,000. This compares with a net loss of $175,000 or $.05 per share on revenues of $3,338,000 recorded for the three months ended September 30, 2004. For the nine months ended September 30, 2005, we reported a net loss of $1,816,000 or $.53 per share on revenues of $11,699,000. This compares with a net loss of $930,000 or $.28 per share on revenues of $9,633,000 recorded for the nine months ended September 30, 2004. The operating results for the three and nine month periods of 2005 include losses of approximately $243,000 and $486,000, respectively, attributed to our new business entity One IP
Voice, Inc. as further described below. The net loss for the nine month period of 2005 also includes one-time expenses aggregating $84,000 incurred in connection with the termination of our credit facility with Business Alliance Capital Corporation.

      There continues to be intense competition in the market areas that we serve, particularly with our larger, "Enterprise" customers. This has particularly been the case in the aftermarket parts business in which, over the last several years, the Company has experienced significant sales price erosion, as aftermarket parts have become more of a commodity and subject to "price shopping" by customers. As further described in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the Company has taken several measures to turnaround its operating performance. The turnaround strategy is principally based upon building a larger and more highly qualified sales force, and diversifying the Company's product offerings and targeted customers. The current business strategy is to transition to a full communications solutions provider, becoming less dependent on equipment sales, and developing more sources of recurring revenues, such as through installation and maintenance services. These efforts to date have resulted in increased revenues in 2005 as compared to 2004.

      In May 2005, the Company took steps to further diversify its product offerings, forming a wholly-owned subsidiary named "One IP Voice" which, when operational by the beginning of 2006, will offer carrier-based hosted IP telephony services along with network services. Its primary target will be the small-to-medium size business ("SMB") market. In order to finance its business expansion plans, effective March 31, 2005 the Company entered into a $3 million credit arrangement with a new lender, replacing a $1.7 million credit facility with Business Alliance Capital Corporation. The Company has also engaged the services of an investment banking firm to assist the Company in raising additional capital needed to continue the build out and national deployment of its IP telephony products and services. For additional information on our financial resources, refer to
Note 6, "Debt Obligations", Note 14, "Subsequent Events" and the "Liquidity and Capital Resources" section which follows.

      Additional information on our results of operations and financial condition for the three and nine months ended September 30, 2005 follows below.

      Revenues


                                          Three months ended   Nine months ended
                                             September 30,       September 30,
                                          ------------------   -----------------
      (In thousands)                        2005      2004       2005     2004
      ------------------------------------------------------------------------
      Equipment:
      End-user equipment sales             $3,739    $2,356    $ 9,273   $7,391
      Equipment sales to resellers            151       611        305    1,082
      -------------------------------------------------------------------------
      Total equipment sales                 3,890     2,967      9,578    8,473
      -------------------------------------------------------------------------

      Services:
        Installations                         652       262      1,311      782
        Rentals, repair and other              12        48         60      119
      Other revenue                           253        61        750      259
      -------------------------------------------------------------------------
      Total services and other revenue        917       371      2,121    1,160
      -------------------------------------------------------------------------
      Consolidated revenues                $4,807    $3,338    $11,699   $9,633
      =========================================================================

      Equipment Sales. Total equipment sales for the three months ended September 30, 2005, were $3,890,000, an increase of $923,000 or 31% from the comparable 2004 period. The increase consisted of a $1,383,000 increase in end-user sales, less a $460,000 decrease in equipment sales to resellers ("wholesale sales"). The increase in end-user sales was attributable to a $2,029,000 or 308% increase in system sales less a $646,000 or 38% decrease in parts sales. Total equipment sales for the nine months ended September 30, 2005, were $9,578,000, an increase of $1,105,000 or 13% from the comparable 2004 period. The increase consisted of a $1,882,000 increase in end-user sales, less a $777,000 decrease in wholesale sales. The increase in end-user sales was attributable to a $2,875,000 or 125% increase in system sales, partly offset by a $993,000 or 20% decline in parts sales. During 2005, we continued a strategy of diversifying our product offerings by marketing the sale of complete telecommunications systems to our customer base. In March 2005, we significantly expanded our sales force and began targeting the SMB marketplace, which is primarily oriented towards systems sales. Other factors affecting end-user equipment sales for 2005 have previously been described in the "Overview" section above. Wholesale sales have been impacted by some of the same factors which affected end user sales and our shift in emphasis to new system sales.

      Service revenues for the three months ended September 30, 2005 were $664,000, an increase of $354,000 or 114% from the comparable 2004 period. Service revenues for the nine months ended September 30, 2005 were $1,371,000, an increase of $470,000 or 52% from the comparable 2004 period. The increases in each period were attributable to installation
services which have increased due to the increases in system sales.   An
increase or decrease in installation revenues, however, does not always coincide with the reported increase or decrease in system sales since installations may occur in different periods than the related system sale.

      Other revenue for the three months ended September 30, 2005 was $253,000, an increase of $192,000 or 315% from the comparable 2004 period. Other revenue for the nine months ended September 30, 2005 was $750,000, an increase of $491,000 or 190% from the comparable 2004 period. The increase in each period was attributable to higher commissions earned on Avaya maintenance contract sales. In the sale of Avaya maintenance contracts, the Company receives a one-time commission, and all of the equipment service obligations are borne entirely by Avaya.

      The Company expects to begin marketing its One IP Voice product offerings to businesses in the first quarter of 2006.

      Cost of Revenues and Gross Profit. Total cost of revenues for the three months ended September 30, 2005 was $3,568,000, an increase of $1,034,000 or 41% from the comparable 2004 period. The gross profit for the three months ended September 30, 2005 was $1,239,000, an increase of $435,000 or 54% from the comparable 2004 period. As a percentage of revenue, the overall gross profit margin was 26% for the three months ended September 30, 2005, compared to 24% for the comparable 2004 period.

      Total cost of revenues for the nine months ended September 30, 2005 was $8,370,000, an increase of $1,022,000, or 14% from the comparable 2004 period. The gross profit for the nine months ended September 30, 2005 was $3,329,000 an increase of $1,044,000 or 46% from the comparable 2004 period. As a percentage of revenue, the overall gross profit margin was 29% for the nine months ended September 30, 2005, compared to 24% for the comparable 2004 period.

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

      Gross Profit Margins on Equipment Sales. For the three months ended September 30, 2005, the gross profit margin on equipment sales decreased to 26% from 27% in 2004. For the nine months ended September 30, 2005, the gross profit margin on equipment sales increased to 28% from 27% in 2004. The gross profit margin for the 2004 period was negatively impacted by an increase in obsolescence reserves, and by the payment of license fees to Avaya, under a program which terminated in June 2004. Excluding the effects of these items, the gross profit margin on equipment sales for the nine months ended September 30, 2004 would have been 29%. As compared to the prior year periods, the Company experienced a decline in the gross profit margins generated by the sale of aftermarket parts. This is attributable to the fact that the parts business has become more of a "commodity" business and less of a "value-added" business. It has therefore become more prone to price-shopping by customers, who are tending more towards awarding contracts to the lowest bidder. The impact of a reduced parts business however, has been offset by significantly higher sales of systems at improved profit margins from 2004. We expect continued pressure on our equipment profit margins going forward, particularly in the sale of aftermarket parts, due to continuing price competition.

      Gross Profit Margins on Services and Other Revenue. For the three months ended September 30, 2005, the Company realized an overall 38% profit margin on its combined service and other revenues, compared to 31% recorded in 2004. For the nine months ended September 30, 2005, the Company realized an overall 47% profit margin on its combined service and other revenues, compared to 38% recorded in 2004. The profit margin increase in each period was attributable to significantly higher commission revenues earned from the sale of Avaya maintenance contracts, which generate a 100% profit margin.

      Other Cost of Revenues. Other cost of revenues consists of product handling, purchasing and facility costs and expenses. For the three months ended September 30, 2005, these expenses were 4% lower than 2004, and represented approximately 3% of 2005 equipment sales revenues, compared to 4% of 2004 equipment sales revenues. For the nine months ended September 30, 2005, these expenses were 24% lower than 2004, and represented approximately 4% of 2005 equipment sales revenues, compared to 5% of 2004 equipment sales revenues. The reduction in other cost of revenues primarily resulted from lower personnel levels and other overhead costs.

      Selling, General and Administrative ("SG&A") Expenses. SG&A expenses for the three months ended September 30, 2005 were $1,885,000, an increase of $905,000 or 92% from the comparable 2004 period. SG&A expenses for the three months ended September 30, 2005 were 39% of revenues, compared to 29%
of revenues in 2004.   SG&A expenses for the nine months ended September
30, 2005 were $5,033,000, an increase of $1,833,000 or 57% from the comparable 2004 period. SG&A expenses for the nine months ended September 30, 2005 were 43% of revenues, compared to 33% of revenues in 2004. Approximately 90% of the increase in SG&A in each period was attributable to increased personnel levels, including compensation and benefits, recruiting fees, and incremental office and travel expenses.

      As a part of the Company's turnaround plan, it hired a new President and CEO in October 2004, and two Executive Vice Presidents - one responsible for operations (hired in January 2005) and one responsible for sales (hired in March 2005). In addition, during March 2005 the Company significantly increased its sales and sales support group and launched an initiative to market its products and services to the SMB marketplace.

      Included in SG&A expense for the three and nine months ended September 30, 2005 were $243,000 and $486,000 of expenses related to the formation of One IP Voice, Inc. and the development of an IP telephony services business segment. The expenses consisted primarily of compensation, consulting, marketing, training and office expenses, as the Company began the process of hiring its management and support teams and developing its product offerings and marketing materials.

      In connection with the replacement of the BACC credit facility with the Laurus credit facility, the Company incurred in March 2005 one-time expenses totaling $84,000, consisting of a $68,000 early termination fee, and a $16,000 charge to write-off of the remaining balance of its annual loan commitment fee with BACC. In addition, as of September 30, 2005 the Company had incurred $155,000 of direct costs associated with the acquisition of the Laurus credit facility. These costs are included in deferred financing costs on the balance sheet and are being amortized to SG&A expense over the term of the facility. As of September 30, 2005 approximately $23,000 has been amortized.

      We expect our SG&A expenses to increase as we continue the infrastructure development and deployment of our One IP Voice product offerings.

      Interest Expense. Interest expense for the three months ended September 30, 2005 was $60,000, compared with $7,000 for 2004. Interest expense for the nine months ended September 30, 2005 was $111,000, compared with $19,000 for 2004. Included in interest expense for the three and nine months of 2005 is $25,000 and $51,000 respectively, representing the amortization of a portion of deferred financing costs incurred in connection with the acquisition of the Laurus credit facility, as further described in Note 6. These costs, consisting of a $117,000 facility fee and a $186,299 value ascribed to the warrants issued to Laurus, are being amortized to interest expense over the three-year term of the facility. Interest expense for the three and nine months of 2005 also includes $16,000 from the amortization of the $500,000 beneficial conversion feature, recorded as debt discount on the balance sheet, in connection with the September issuance of a $500,000 convertible note payable to Laurus. The debt discount will be amortized to interest expense over the life of the note or on a more accelerated basis as the debt is converted to common stock. The increase in interest expense was also attributable to higher average borrowing levels and higher borrowing rates.

      Other Income. Other income for all periods presented consisted of interest earned on invested cash.

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

LIQUIDITY AND CAPITAL RESOURCES

      Working capital, defined as current assets less current liabilities, was $1,058,000 at September 30, 2005, compared to $2,136,000 at December 31, 2004. The working capital ratio was 1.3 to 1 at September 30, 2005, compared to 2.4 to 1 at December 31, 2004. Operating activities used $958,000 during the nine months ended September 30, 2005, compared to the use of $906,000 in the comparable 2004 period. Net cash used by operating activities in 2005 consisted of a net loss of $1,816,000 less non-cash items of $329,000, and net cash generated by changes in operating assets and liabilities of $529,000. The increase in our accounts receivable was primarily attributable to significant growth in our systems sales revenues over the prior year period, for which the cash receipts cycle is longer than for parts sales since there is typically an installation requirement to be completed prior to full payment.

      Investing activities used $320,000 during the nine months ended September 30, 2005, compared to $25,000 in 2004. Net cash used by investing activities in 2005 and 2004 consisted of capital expenditures. Capital expenditures during 2005 were principally for the purchase of network equipment and licenses in connection with the build out of an IP telephony platform for our One IP Voice ("OIPV") subsidiary, and computer and office
equipment to support our expanded personnel levels.   Pursuant to our loan
agreement with Laurus, we may obtain external financing on capital expenditures up to $500,000 in any fiscal year period before requiring Laurus's prior approval.

      Financing activities provided $1,247,000 during the nine months ended September 30, 2005 principally from borrowings under our revolving credit lines and a convertible note, net of related costs incurred. On March 31, 2005, we terminated our $1.7 million revolving credit facility with BACC, repaying the outstanding balance on April 1, 2005, and entered into a financing transaction with Laurus Master Fund, Ltd., ("Laurus"), providing for a three-year, $3 million revolving loan credit facility. Refer to Note 6, "Debt Obligations", of the Notes to Consolidated Financial Statements included herein for further information on the principal terms and conditions of this financing transaction.

      Our ability to provide cash to satisfy working capital requirements continues to be dependent upon generating positive cash flow from operations and upon formula borrowings under our revolving credit facility. Historically, our working capital borrowings have increased during periods of revenue growth. This is because our cash receipts cycle is longer than our cash disbursements cycle. As our revenues from systems sales increases, the cash receipts cycle may lengthen, unless we can consistently negotiate up-front deposits and progress payments under our systems sales contracts. In addition, our working capital requirements are expected to significantly increase as we continue the build out of the infrastructure of capital equipment, systems and personnel required to deploy our hosted VoIP service offerings through OIPV.

      On October 31, 2005, we engaged the services of an investment banking firm to assist the Company in raising additional capital. In order to raise the capital required for the continuing buildout of OIPV and regain compliance with the AMEX's minimum stockholders' equity requirement so as to maintain the Company's listing on AMEX, the board of directors of the Company has approved, subject to stockholders' approval, one or a series or combination of private offerings to investors of the Company's Securities , and a secondary offering to the public of Common Stock, said shares currently intended to be offered to the public in a firm commitment underwriting sometime during 2006. The aggregate amount sought out by the Company is anticipated to be in range of approximately $6,000,000 to $26,000,000 (exclusive of any securities which may be sold upon exercise of any overallotment options).

      No assurances can be given that we will be successful in completing the above-referenced financing transactions, since they are dependent upon, among other factors, obtaining shareholder approval and the market conditions prevailing during the offering periods. In order to obtain such additional financing, we may also need to demonstrate improved operating performance.

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

RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS

      The discussion included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004 under the subheading "Risks, Uncertainties and Other Factors That May Affect Future Results" is still considered current and applicable, and is hereby incorporated into this Quarterly Report on Form 10-Q, along with the following update:

      We could be delisted by the American Stock Exchange.

      As previously stated in prior filings, on May 7, 2004 we received notice from the Amex that we did not meet certain of the Amex's continued listing standards as a result of having stockholders' equity less than $4 million and net losses in three out of our four most recent fiscal years, as set forth in Section 1003 (a) (ii) of the Amex Company Guide. We were afforded the opportunity to submit a plan of compliance to the Amex and, on June 15, 2004, presented our plan. On July 19, 2004 the Amex notified us that it accepted our plan of compliance and granted us an extension until November 7, 2005 to regain compliance with the continued listing standard related to minimum stockholders' equity.

      On November 8, 2005, the Company received notice from the American Stock Exchange ("AMEX") that the Company no longer complies with the AMEX's continued listing standards due to its failure to maintain stockholders' equity of at least $4 million, as set forth in Section 1003 (a) (ii) of the AMEX Company Guide, and that its securities are, therefore, subject to being delisted from the AMEX

      The Company plans to appeal this determination by the AMEX staff and to request a hearing before an AMEX panel (the "Panel"). The time and place of such a hearing will be determined by the Panel. There can be no assurance that the Panel would grant a relief sought by the Company or, even if it does, the Company will be able to implement its plan of compliance consistent with the relief sought. If the Panel does not grant the relief sought by the Company, its securities would be de-listed from the AMEX. In that event, the Company would seek quotation of its securities on the OTC Bulletin Board.

      Whether or not the Amex grants us an extension, if we are unable to close one or more financing transactions prior to the end of any applicable appeal period or extension period, we will be delisted. Additionally, if we fail to receive stockholder approval of our financing proposals at our December 16, 2005 Special Meeting of Stockholders, we would be unable to list any of the shares of common stock potentially issuable pursuant to those proposals, which may affect our ability to attract investors. For further information related to our delisting notification and our financing plans, please refer to Note 14, Subsequent Events, contained herein.

      The following additional risk factors are attributable to the business activities of the Company's newly-formed subsidiary, One IP Voice ("OIPV"):

      WE INTEND TO PURSUE A NEW BUSINESS DIRECTION - THE MARKETING OF CARRIER-BASED, HOSTED VOiP PRODUCTS AND RELATED NETWORK SERVICES - WHICH MAY NOT BE PROFITABLE.

      Since the beginning of 2005, we have been devoting significant management and capital resources to the development of this business, and we expect to continue to do so; however we cannot provide assurance that this new business venture will be profitable. Our business model is still being developed, and it has not yet been proven out. There is also no guarantee that we will be successful in generating significant revenues from future sales of our planned IP products and services. If we are not able to generate significant revenues selling into the VoIP telephony market, our business and operating results would be seriously harmed.

      WE CURRENTLY HAVE LIMITED CASH RESOURCES, AND WE MAY NOT BE
SUCCESSFUL IN FINANCING THE BUILDOUT OF OUR NEW BUSINESS VENTURE

      Please refer to the discussion above under Liquidity and Capital Resources. As discussed in this section, our cash needs are expected to significantly increase as we continue the buildout of OIPV and the deployment of its products. It has become necessary to seek out external financing sources in order to raise capital, since our core business does not generate sufficient cash to meet the projected short-term cash requirements of OIPV. In the event that we are unable to obtain sufficient external funding for this project, we may be unable to complete the buildout of the OIPV business as currently planned.

      THE SUCCESS OF OUR NEW BUSINESS VENTURE IS DEPENDENT ON THE GROWTH AND PUBLIC ACCEPTANCE OF VoIP TELEPHONY PRODUCTS AND SERVICES.

      As we enter this emerging marketplace, we will be dependent upon future demand for VoIP telephony systems and services. In order for the IP telephony market to continue to grow, several things need to occur. Telephony service providers must continue to invest in the deployment of high speed broadband networks to residential and business customers. VoIP networks must improve quality of service for real-time communications, managing effects such as packet jitter, packet loss, and unreliable bandwidth, so that toll-quality service can be provided. VoIP telephony equipment and services must achieve a similar level of reliability that users of the public switched telephone network have come to expect from their telephone service. VoIP telephony service providers such as ourselves must offer cost and feature benefits that are sufficient to cause customers to switch away from traditional telephony service providers. Furthermore, end users in markets serviced by recently deregulated telecommunications providers are not familiar with obtaining services from competitors of these providers and may be reluctant to use new providers, such as ourselves. We will need to devote substantial resources to educate customers and end users about the benefits of VoIP telephony solutions in general and our services in particular. If any or all of these factors fail to occur, our business may decline.

      THE VoIP TELEPHONY MARKET IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND WE WILL DEPEND ON NEW PRODUCT AND SERVICE INTRODUCTIONS IN ORDER TO ESTABLISH, MAINTAIN AND GROW OUR BUSINESS.

      VoIP telephony is an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advancement. To compete successfully in this emerging market, we will have to offer VoIP telephony products and services that will incorporate the latest technological advancements in features, performance and cost-effectiveness, and respond to changing customer requirements.

      DECREASING TELECOMMUNICATIONS RATES MAY DIMINISH OR ELIMINATE OUR PLANNED COMPETITIVE PRICING STRUCTURE.

      Decreasing telecommunications rates may diminish or eliminate the competitive pricing structure of our services. Telecommunications rates have decreased significantly over the last few years in most of the markets in which we intend to operate, and we anticipate that rates will continue to be reduced. Users who select our services to take advantage of the current pricing differential between traditional telecommunications rates and our rates may switch to traditional telecommunications carriers as such pricing differentials diminish or disappear, and we will be unable to use such pricing differentials to attract new customers in the future. Continued rate decreases would require us to lower our rates to remain competitive and adversely impact our profit margins.

      OUR SUCCESS WILL DEPEND ON THIRD PARTIES IN OUR PLANNED DISTRIBUTION CHANNELS.

      We plan to sell our products primarily through resellers, and we are focusing our business development efforts on establishing distribution channels. Our planned revenues and future growth will depend in large part on sales of our products through reseller and other distribution relationships. We may not be successful in developing distribution relationships. Agreements with distribution partners may not require minimum purchases or restrict development or distribution of competitive products. In addition, distributors and resellers may not dedicate sufficient resources or give sufficient priority to selling our products. Our failure to develop distribution channels, the loss of a distribution relationship or a decline in the efforts of a material reseller or distributor could have a material adverse effect on our business, financial condition or results of operations.

      WE WILL NEED TO ATTRACT AND RETAIN KEY PERSONNEL TO SUPPORT OUR PRODUCTS AND ONGOING OPERATIONS.

      To date, we have been successful in hiring certain key business development and technical management personnel; however the continuing build out of our business plan requires the hiring of other key marketing, engineering, customer service and administrative personnel. Our future success depends upon the continued services of our executive officers and other key employees who have critical industry experience and relationships
that we rely on to implement our business plan.   The loss of the services
of any of our officers or key employees could delay the development of OIPV and its products and services, and negatively impact our financial results and impair our growth.

      WE WILL RELY ON THIRD PARTY NETWORK SERVICE PROVIDERS TO ORIGINATE AND TERMINATE SUBSTANTIALLY ALL OF OUR PUBLIC SWITCHED TELEPHONE NETWORK CALLS.

      We will depend on the availability of third party network service providers that provide telephone numbers and public switched telephone network (PSTN) call termination and origination services for our future IP telephony customers. Many of these network service providers have been affected by the downturn in the telecommunications industry and may be forced to terminate the services that we will depend on. The time to interface our technology to another network service provider, if available, and qualify this new service could have a material adverse effect on our business, operating results or financial condition.

      THE FAILURE OF IP NETWORKS TO MEET THE RELIABILITY AND QUALITY STANDARDS REQUIRED FOR VOICE AND VIDEO COMMUNICATIONS COULD RENDER OUR PRODUCTS OBSOLETE.

      Circuit-switched telephony networks feature very high reliability, with a guaranteed quality of service. In addition, such networks have imperceptible delay and consistently satisfactory audio quality. Emerging broadband IP networks, such as LANs, WANs, and the Internet, or emerging last mile technologies such as cable, digital subscriber lines, and wireless local loop, may not be suitable for telephony unless such networks and technologies can provide reliability and quality consistent with these standards.

      FUTURE LEGISLATION OR REGULATION OF THE INTERNET AND/OR VOICE AND VIDEO OVER IP SERVICES COULD RESTRICT OUR BUSINESS, PREVENT US FROM OFFERING SERVICE OR INCREASE OUR COST OF DOING BUSINESS.

      At present there are few laws, regulations or rulings that specifically address access to commerce and communications services on the Internet, including IP telephony. We are unable to predict the impact, if any, that future legislation, legal decisions or regulations concerning the Internet may have on our business, financial condition, and results of operations. Regulation may be targeted towards, among other things, assessing access or settlement charges, imposing taxes related to internet communications and imposing tariffs or regulations based on encryption concerns or the characteristics and quality of products and services, any of which could restrict our business or increase our cost of doing business. The increasing growth of the broadband IP telephony market and popularity of broadband IP telephony products and services heighten the risk that governments or other legislative bodies will seek to regulate broadband IP telephony and the Internet. In addition, large, established telecommunication companies may devote substantial lobbying efforts to influence the regulation of the broadband IP telephony market, which may be contrary to our interests.

      POTENTIAL REGULATION OF INTERNET SERVICE PROVIDERS COULD ADVERSELY AFFECT OUR OPERATIONS.

      To date, the FCC has treated Internet service providers as information service providers. Information service providers are currently exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the universal service fund. The FCC is currently examining the status of Internet service providers and the services they provide. If the FCC were to determine that Internet service providers, or the services they provide, are subject to FCC regulation, including the payment of access charges and contribution to the universal service funds, it could have a material adverse effect on our business, financial condition and operating results.

      THERE MAY BE RISKS ASSOCIATED WITH 911 EMERGENCY DIALING.

      On June 3, 2005 the Commission released the VoIP 911 Order adopting rules that require interconnected VoIP providers to provide their new and existing subscribers with 911 service no later than November 28, 2005. Specifically, as a condition of providing interconnected VoIP service, each interconnected VoIP provider must, in addition to satisfying the subscriber notification, acknowledgment, and labeling requirements set forth in section 9.5(e) of the Commission's rules:

      *  Transmit all 911 calls to the public safety answering point
(PSAP), designated statewide default answering point, or appropriate local emergency authority that serves the caller's "Registered Location (An end-user's "Registered Location" is the most recent information obtained by an interconnected VoIP service provider that identifies the physical location of the end-user)." Such transmissions must include the caller's Automatic Numbering Information ("ANI", which is a system that identifies the billing account for a call and, for 911 systems, identifies the calling party and may be used as a call back number) and Registered Location to the extent that the PSAP, designated statewide default answering point, or appropriate local emergency authority is capable of receiving and processing such information;

      * Route all 911 calls through the use of ANI and, if necessary, pseudo-ANI (a "pseudo-ANI" is a number, consisting of the same number of digits as ANI, that is not a North American Numbering Plan telephone directory number and may be used in place of an ANI to convey special meaning. The special meaning assigned to the pseudo-ANI is determined by agreements, as necessary, between the system originating the call, intermediate systems handling and routing the call, and the destination system) via the Wireline E911 Network (The "Wireline E911 Network" is a dedicated wireline network that: (1) is interconnected with but largely separate from the public switched telephone network; (2) includes a selective router; and (3) is utilized to route designated statewide default answering point or appropriate local emergency authority from or through the appropriate Automatic Location Identification database), and make a caller's Registered Location available to the appropriate PSAP;

      * Obtain from each of its existing and new customers, prior to the initiation of service, a Registered Location; and

      * Provide all of their end users one or more methods of updating their Registered Location at will and in a timely manner. At least one method must allow end users to use only the same equipment (such as the Internet telephone) that they use to access their interconnected VoIP service.

      We currently have no subscribers, as we are still in the process of developing and deploying our VoIP platform. However, we intend to comply with all current rules and regulations provided by the FCC in regards to 911/E911 services prior to the initiation of service to subscribers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The discussion included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2004, "Quantitative and Qualitative Disclosures About Market Risk", is still considered current and applicable, and is hereby incorporated into this Quarterly Report on Form 10-Q.

ITEM 4.  CONTROLS AND PROCEDURES.

      (a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief (principal) Executive Officer and Chief (principal) Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      An evaluation was conducted by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

                                       FARMSTEAD TELEPHONE GROUP, INC.


Dated:  November 14, 2005              /s/ Jean-Marc Stiegemier
                                       ----------------------------------
                                       Jean-Marc Stiegemeier
                                       Chief Executive Officer, President

Dated:  November 14, 2005              /s/ Robert G. LaVigne
                                       ----------------------------------
                                       Robert G. LaVigne
                                       Executive Vice President,
                                       Chief Financial Officer