Form 10-K
period 2005-12-31
FARMSTEAD TELEPHONE GROUP INC
filed 2006-04-12
CIK 804331

===========================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                  FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2005

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

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class               Name of each Exchange on which registered
Common Stock, $.001 par value     NASD: Over-the-Counter Bulletin Board

      Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act. Yes [ ]    No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. Yes [X]    No [ ]

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ]    No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold , as of the last business day of the registrant's most recently completed second fiscal quarter, was $3,387,242.

As of March 24, 2006, the registrant had 3,936,032 shares of $0.001 par value Common Stock outstanding.


                     DOCUMENTS INCORPORATED BY REFERENCE
Certain exhibits filed with this registrant's prior registration statements and forms 10-K, 10-Q and 8-K are incorporated by reference into Part IV of this Report.

===========================================================================

                       TABLE OF CONTENTS TO FORM 10-K

                                   PART I

                                                                       Page
                                                                       ----

ITEM 1.     BUSINESS                                                      3
ITEM 1A.    RISK FACTORS                                                 11
ITEM 1B.    UNRESOLVED STAFF COMMENTS                                    17
ITEM 2.     PROPERTIES                                                   17
ITEM 3.     LEGAL PROCEEDINGS                                            18
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          18

                                   PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
            MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES            18
ITEM 6.     SELECTED FINANCIAL DATA                                      19
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION                           19
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK   29
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  29
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                          29
ITEM 9A.    CONTROLS AND PROCEDURES                                      29
ITEM 9B.    OTHER INFORMATION.                                           29

                                  PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT           29
ITEM 11.    EXECUTIVE COMPENSATION                                       32
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS                   35
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               37
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES                       37

                                   PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES                      37

SIGNATURES                                                               39

                                   PART I

ITEM 1. BUSINESS

GENERAL

      Farmstead Telephone Group, Inc. ("Farmstead", the "Company", "we", or "our") was incorporated in Delaware in 1986. We are principally engaged as a provider of new and used Avaya, Inc. ("Avaya") business telecommunications parts, complete systems, and services. From December 1998 to the program's termination in July 2004, we provided refurbished "Classic Lucent(TM)" and "Classic Avaya(TM)" telecommunications equipment pursuant to an "Authorized Remarketing Supplier Program" with Lucent Technologies and Avaya. Since the termination of this program, we have continued to supply refurbished equipment to our customers. We also offer Avaya's full-line of new telecommunications parts and complete systems as an Avaya-certified "Platinum Dealer". Our service revenues are under the aegis of our "2 Star" Avaya Services Agreement. Our product offerings are primarily customer premises-based private switching systems and peripheral products, including voice messaging products. We also provide telecommunications equipment installation, repair and refurbishing, short-term rental, inventory management, and related value-added services. A portion of our revenues is also derived from the sale of Avaya maintenance contracts. We sell our products and services to large and mid-size, multi-location businesses, as well as to small businesses, government agencies, and other equipment resellers. This business segment has been referred to in this document as the "Legacy Telecommunications Equipment Business" or the "Telecommunications Equipment Business".

      Effective February 1, 2001, we entered into a joint venture agreement with TriNET Business Trust ("TriNET"), forming a limited liability corporation operating under the name of InfiNet Systems, LLC ("InfiNet"). Under the agreement, we had a 50.1% ownership interest, and TriNET had a 49.9% ownership interest. Based in East Hartford, Connecticut, InfiNet was organized for the purpose of selling new Avaya telecommunications systems primarily to customers within the State of Connecticut and various counties in the State of New York. Effective January 1, 2002, we acquired TriNET's 49.9% ownership interest in InfiNet. During 2002, however, we changed our business strategy concerning the use of InfiNet, downsizing its operating activities by eliminating its entire workforce and fulfilling systems sales orders directly through Farmstead, which acquired its own systems dealer license in 2002. As a result, InfiNet has since been inactive, and the company was dissolved effective December 31, 2005.

      Our operating results have declined significantly over the past several years, with the Company incurring net losses of $3,314,000, $1,424,000 and $709,000 for the years ended December 31, 2005, 2004 and 2003 on revenues of $15.2 million, $12.3 million and $14.9 million, respectively. Although the Company experienced a 23% improvement in revenues in 2005 as compared to 2004, revenues and profit margins have been impacted by reduced business spending by our larger customers on enterprise communications equipment coupled with intense competition between the Company and other telecommunications equipment dealers and aftermarket resellers.

      Beginning in the fourth quarter of 2004, and continuing throughout 2005, we have been implementing a strategic redirection, which is principally based upon building a larger and more highly qualified sales force, and diversifying the Company's product offerings and targeted customers. The business strategy is to transition to a full communications solutions provider, becoming less dependent on parts sales, and developing more sources of recurring revenues. During 2005, we expanded our product offerings beyond traditional voice communications products by offering Internet Protocol, or IP, telephony products and unified communications products including voice messaging, and we expanded our customer base and began generating incremental revenues by targeting the small to medium-sized (under 200 employees) business market ("SMB").

      Effective March 1, 2005 we launched a program to market SMB products and services nationally. In connection therewith we significantly increased our direct sales force and support staff, including the hiring of several former Avaya sales and support professionals already engaged in this market sector.

      In May, 2005, we formed a wholly-owned subsidiary named One IP Voice, Inc. ("OIPV"). OIPV was formed to provide carrier-based VoIP telephony solutions along with network services. Its primary target market is the SMB market. OIPV's product offerings include Hosted IP Centrex and IP Trunking services, bundled with private OIPV "last mile" connectivity on a national basis, long distance calling, On Net calling, local area calling, 911 capabilities and Wide Area Network ("WAN") voice and data connectivity. Since its formation, OIPV has achieved several business plan milestones, including the hiring of key management personnel and the completion of the initial buildout of its first feature server platform, located in Denver, Colorado. In January 2006, the Company launched the national marketing of OIPV's products and services. The OIPV business is critical to the Company's future business strategy and will require significant capital in order to achieve success. This business segment has been referred to in this document as the "IP Telephony Business".

VoIP Industry Overview

      Voice over Internet Protocol, commonly referred to as "VoIP", is a technology that enables communications over layer 3 based networks, taking advantage of the convergence of voice, video and/or other media into data packets that can be efficiently transmitted over layer 3 networks and then converted back into the original media at the other end. Data networks, such as the Internet or local area networks, have always utilized packet-switched technology to transmit information between two communicating terminals (for example, a PC downloading a page from a web server, or one computer sending an e-mail message to another computer). The most common protocol used for communicating on these packet switched networks is IP. VoIP allows for the transmission of voice along with other data over these same packet switched networks, and provides an alternative to traditional telephone networks, which use a fixed, and costly, electrical path to carry voice signals through a series of switches to a destination.

      As a result of the potential cost savings and added features of VoIP, consumers, enterprises, traditional telecommunication service providers and cable television providers are viewing VoIP as the future of telecommunications. VoIP has experienced significant growth in recent years due to:

      *  Demand for lower cost telephone service;
      * Improved quality and reliability of VoIP calls due to technological advances, increased network development and greater bandwidth capacity;
      * New product innovations that allow VoIP providers to offer services not currently offered by traditional telephone companies; and
      * The advantage of a single infrastructure to transmit all communications applications, instead of the traditional method of separate networks for each application.

      The traditional telephone networks maintained by many local and long distance telephone companies were designed solely to carry low-fidelity audio signals with a high level of reliability. Although these traditional telephone networks are very reliable for voice communications, these networks are not well suited to service the explosive growth of digital communication applications for the following reasons:

      * They are expensive to build because each subscriber's telephone must be individually connected to the central office switch, which is usually several miles away from a typical subscriber's location;
      * They transmit data at very low rates and resolutions, making them poorly suited for delivering high-fidelity audio, entertainment-quality video or other rich multimedia content;
      * They use dedicated circuits for each telephone call, which allot fixed bandwidth throughout the duration of each call, whether or not voice is actually being transmitted; and
      * They may experience difficulty in providing new or differentiated services or functions, such as video communications, that the network was not originally designed to accommodate.

      Until recently, traditional telephone companies have avoided the use of packet switched networks for transmitting voice calls due to the potential for poor sound quality attributable to latency issues (delays), jitter, and lost packets which can prevent real-time transmission. Recent improvements in packet switch technology, compression and broadband access technologies, as well as improved hardware and provisioning techniques, have significantly improved the quality and usability of packet-switched voice calls.

      Packet-switched networks have been built mainly for carrying non real-time data. The advantages of such networks are their efficiency, flexibility and scalability. Bandwidth is only consumed when needed. Networks can be built in a variety of configurations to suit the number of users, client/server application requirements and desired availability of bandwidth and many terminals can share the same connection to the network. As a result, significantly more traffic can be transmitted over a packet switched network than a circuit-switched telephony network. Packet switching technology allows service providers to converge their traditionally separate voice and data networks and more efficiently utilize their networks by carrying voice, video, fax, and data traffic over the same network. The improved efficiency of packet switching technology creates network cost savings that can be passed on to the consumer in the form of lower overall communications rates.

      The growth of Internet technology in recent years has proven the scalability of these underlying packet switched networks. As broadband connectivity, including cable modem and digital subscriber line, or DSL, has become more available and less expensive, it is now possible for service providers like us to offer voice and video services that run over these IP networks to businesses. Providing such services has the potential to both substantially lower the cost of telephone service and equipment costs to these customers, and to increase the breadth of features available to our subscribers.

      A technology research firm has estimated that North American VoIP service revenues approximated $1.3 billion in 2004 and are expected to increase to $19 billion by 2009. Another research firm has reported that the market for VoIP equipment sold to corporations and other enterprises, including phones, hardware and software, grew 78% to $3.07 billion in 2004, and is seen rising to nearly $11 billion in sales by 2009. Still another research study shows that 23% of SMBs, of which there are approximately 22 million in the U.S., are already using VoIP technology and the study expects their share to grow to 50% by 2008, with the majority of SMBs to switch their networks at least partially to VoIP within the next five years. VoIP solutions are finding particular favor within SMBs, as a recent study indicated that 70% indicated they would prefer a hosted VoIP solution to a premises-based one.

      Businesses are installing VoIP systems in hopes of saving money on their telephone bills. Beyond costs, customers demand intelligent VoIP features, such as being able to customize how calls are answered, and universal voice mail. In addition, the VoIP market growth will be driven by carrier footprint and solution expansion, marketing and service bundling, which will lead to greater adoption by new business, government, education, residential and small-office/home-office (SOHO) customers.

Strategy

      Since October 1, 2004, the Company has focused its efforts in two specific areas. The first was to stabilize and grow the Company's 'core' telecommunications equipment business, and the second was to strategically re-direct the Company to become a carrier-based provider of VoIP solutions to the SMB market. To date we have made significant progress in both of these areas, and they remain as key strategic objectives.

      Our goal is to transition the Company, through its OIPV subsidiary, to become the largest domestic provider of hosted IP services to the SMB marketplace, providing "best in class", profitable and reliable products and services. We will accomplish this by offering complete bundled offerings to the end-user customer inclusive of:
      *  private network
      *  feature sets and voicemail
      *  data and telephony products
      *  ordering, implementation and billing
      *  installation by interconnect business partners
      *  on going management of all products and services post-installation

      We believe that our competitive advantage is based on our ability to
(i) deliver voice and data services over a private network, versus the internet, thereby offering dynamic, secure dedicated bandwidth, including "last mile connectivity", to each individual customer location; and (ii) bundle all the necessary components for implementation at the customer location including routers, gateways, LAN switches, analog telephone adapters, and telephones.

      In addition, a key strategy is to market our products and services through the utilization of indirect channel partners, including interconnect businesses, of which there are approximately 9,000 in the U.S. Our interconnect business partners will provide the sales channel, installation and maintenance services in the field for the end user customer locations.

      In May, 2005, we formed OIPV to provide carrier-based VoIP Telephony solutions along with network services. Its primary target market will be the SMB market. As further described below, OIPV's product offerings will include Hosted IP Centrex and IP Trunking services, bundled with private OIPV "Last Mile" connectivity on a national basis, long distance calling, On Net calling, local area calling, 911 capabilities and Wide Area Network (WAN) voice and data connectivity. Since its formation, OIPV has achieved several business plan milestones, including the hiring of key management personnel and the completion of the initial buildout of its first feature server platform, located in Denver, Colorado. In January 2006, the Company launched the national marketing of its IP telephony product offerings.

PRODUCTS

      Telecommunications Equipment Business:

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

      Equipment sales consist of both new and refurbished parts (commonly referred to as "aftermarket" sales), complete systems and software applications. Aftermarket parts primarily consist of telephone sets and circuit packs, and other system accessories such as headsets, consoles, speakerphones and paging systems. Equipment sales revenues accounted for approximately 79%, 89% and 87% of total revenues in 2005, 2004 and 2003, respectively.

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

      Service revenues accounted for 15%, 8% and 10% of total revenues in 2005, 2004 and 2003, respectively, primarily attributable to installation services. Other revenues accounted for 6%, 3% and 3% of revenues in 2005, 2004 and 2003, respectively.

      IP Telephony Business:

      One IP Voice offers a complete suite of product and service offerings to address the voice and converged communications requirements of the business community. Unlike other providers that focus in a specific segment of the VoIP marketplace, we provide a true "one stop shopping" experience for businesses which would include the system/network configuration plan, equipment ordering, installation and training.

      Our core products include: One IP Voice (hosted PBX); IP Connect (Trunking migration strategy for traditional PBX's), One IP Net, (WAN deployment with converged functionality through Voice over Intelligent Protocol, our private IP network) and SIP Direct Connect.

      Supporting products include SIP telephones, soft phones for your computer, edge devices for bandwidth allocation, fail over protection for network connectivity and software applications such as automatic call distribution that address the special requirements of many businesses.

      One IP Voice: provides hosted PBX Class 5 Plus features offered by our carrier grade soft switch feature server that includes find-me, follow-me; phone customization; single number/single mailbox for mobile users; and standards-based interface to MS Outlook. Users have access to One IP Voice through our internet-based portals.

      IP Connect: provides Trunking network connection options for traditional PBX's to take advantage of on net dialing, local and long distance calling plans and Universal Messaging.

      One IP Net: is our private IP network ("Voice over Intelligent Protocol" TM pending) that enables our business partners to provide their customers with private, dedicated, and secure bandwidth that offers QoS ("Quality of Service"), guaranteed CIR, bandwidth allocation and optional fail over-protection. It does not touch the internet.

      SIP ("Session Initiated Protocol") Direct Connect: allows an end user the option of retaining the capital investment in its existing station equipment while migrating to IP technology.

      The IP Connect and SIP Direct Connect offerings provide our channel partners with a clear migration strategy for their imbedded base of customers to move to an IP based model.

RELATIONSHIP WITH AVAYA INC.

      Avaya is one of the leading providers of communications products in the United States. Avaya provides support to its dealer network and to the telecommunications equipment aftermarket by providing installation and maintenance services, technical and marketing support. Avaya also provides up to a one-year warranty on its products.

      We are currently one of several hundred independent companies in the United States who are authorized "Dealers" of Avaya products and services. We are an Avaya-certified "Platinum Dealer", selling new voice and data systems and applications nationwide. Platinum Dealer status also allows us certain product purchasing discounts, and participation in incentive rebate programs based upon purchasing volume and other cash incentive programs connected with eligible business development and marketing initiatives. We are also a "2 Star" Services partner selling Avaya installation, maintenance, and moves, adds and changes (MAC) products. Our various dealer agreements with Avaya principally contain language governing the products we are authorized to sell, the territories in which we can sell these products, our price structure under which we are charged for purchases of their products for resale, the level of technical product knowledge we are required to maintain, and product warranty and support provisions. No agency relationship has been created in these agreements. These provisions apply to the sale of both new and used products.

      Until July 2004, we also had separate agreements with Avaya which granted us a license to sell used equipment branded with a "Classic Avaya" label. Under these agreements, we refurbished equipment to "like new" condition under their quality standards, remarketing the finished product as "Classic Avaya" equipment. This process was under the umbrella of an "Authorized Remarketing Supplier" aftermarket program (initiated by Avaya's predecessor, Lucent Technologies several years ago), in which we were one of only five other companies nationwide authorized to refurbish and resell Avaya product under their "Classic" trademark. As consideration for this right, we paid Lucent/Avaya a license fee, calculated as a percentage (which varied over the term of the agreement) of the sales price of equipment sold with the "Classic" label. Effective July 30, 2004, Avaya terminated this program, and we discontinued affixing their label to the used equipment that we sell. We recorded in cost of revenues approximately $110,000 and $323,000 of fee expense in 2004 and 2003, respectively. The revenues generated and subject to these license fees approximated 11% (21% at the time of contract termination) and 29% of total revenues for 2004 and 2003, respectively. The termination of this program has not had a material adverse impact on our operations. Since the beginning of 2004, we have sold refurbished equipment branded with our own "Farmstead Certified" label for which we have received widespread customer acceptance since Avaya continues to maintain and service this equipment.

      We believe that we have an excellent relationship with Avaya, and that Avaya will continue to support us in the sale of their products and services.

SALES AND MARKETING

      We market our legacy telecommunications equipment product offerings nationally through a direct sales staff, which includes salespersons located throughout the United States. Since 1999, we have also marketed Avaya products through a call center operation. Our customers range from large and mid-sized, multi-location corporations, to small companies, and to equipment wholesalers, dealers, and government agencies and municipalities. End-user customers accounted for approximately 97%, 87% and 91% of our total revenues in 2005, 2004 and 2003, respectively, while sales to dealers and other resellers accounted for approximately 3%, 13% and 9% of revenues during the same respective periods. During the year ended December 31, 2005, one customer accounted for 12% of revenues. During the years ended December 31, 2004 and 2003, no single customer accounted for more than 10% of revenues. We do not consider our business to be seasonal.

      OIPV's product offerings are marketed nationally, primarily through business partner agreements with established telecommunications equipment providers. The traditional telephone system providers, known as Interconnect Companies, are accountable for the sale, installation and service of a majority of the business telephone systems in this country. They are the single source for their customer to contact. We have targeted this group of over 9,000 interconnect companies to bring our OIPV offering to market. They have established relationships with their customers. We offer a robust annuity compensation package based on a utility model. We give them the opportunity to save their greatest asset, their base of customer accounts, with VoIP migration strategies and hosted PBX replacement products that are not manufacturer-specific.

COMPETITION

      We operate in a highly competitive marketplace. Over the years, our marketplace has become subject to more rapid technological change as communications systems have been evolving from standalone voice systems to more highly integrated, software-driven systems.

      Telecommunications Equipment Business:

      Our legacy telecommunications business principally sells Avaya products, therefore our competitive position in the marketplace is highly dependent upon Avaya's ability to continue to be a market leader in the product lines that we sell. Our competitors principally include Avaya and other new equipment manufacturers that similarly compete against Avaya products, including Nortel Networks Corporation, Siemens Aktiengesellschaft, Alcatel S.A. and NEC Corporation along with their local and regional dealers, and the other Avaya business partners. We believe that key competitive factors in this market are price, timeliness of delivery, service and product quality and reliability. Due to the reduction in business capital spending on telecommunications products, which has developed in the U.S. over the past few years, competitive pressures have intensified. We also anticipate intensified competition from larger companies having substantially greater technical, financial and marketing resources, as well as larger customer bases and name recognition. As the industry further develops voice and data converged products, we anticipate encountering a broader variety of competitors, including new entrants from related computer and communication industries.

      IP Telephony Business:

      The Company competes against many companies in the VoIP industry including providers of hosted offerings such as AT&T, Callvantage, MCI Advantage, Voiceone, Net2Phone, Cbeyond, Covad and Vonage; cable television companies, such as Cablevision, Cox and Time Warner, incumbent telephone carriers, such as SBC and Verizon and other providers of traditional and legacy telephone service. While competition will be intense in this burgeoning industry, we believe that our products will effectively compete because we are delivering a complete product and service offering to the SMB business segment.

SUPPLIERS

      Telecommunications Equipment Business:

      Our agreement with Avaya requires us to purchase new equipment from a designated "master distributor". The performance of our master distributor in meeting our product and delivery demands has been satisfactory to date. Should there be an adverse change in this company's performance, we would have the ability to contract with another "master distributor" to supply us with new Avaya telecommunications equipment.

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

      IP Telephony Business:

      We rely upon independent third party providers and manufacturers of the equipment, networks and software that are integrated into our product offerings. Should we experience availability and/or reliability problems with our current suppliers, there are alternative sources in the marketplace that could meet our availability and reliability requirements.

TECHNOLOGY

      OIPV bases its technology foundation on open systems architecture which would not limit us to any particular manufacturer's product sets. We believe integrated "best in class" products allow for flexibility with future growth as VoIP matures.

      We rely upon independent third party providers and manufacturers of the equipment, networks and software that are integrated into our product offerings. As such, resources dedicated to internal research and development are not expected to be material. Our National Operations Center ("NOC") located in Denver, CO, however, will consistently test and monitor our vendors' software releases prior to launching into production, in order to evaluate and eliminate any possible errors to our customers. In addition, our NOC tests and evaluates related products from various manufacturers to ensure that our products maintain state of the art technology. We are party to telecommunications interconnect and service agreements with VoIP providers and public switched telephone network ("PSTN") telecommunications carriers. Pursuant to these agreements, VoIP calls originating on our network can be terminated on other VoIP networks or the PSTN. Correspondingly, calls originating on other VoIP networks and the PSTN can be terminated on our network.

      We realize that availability and reliability is a cornerstone to our success and we have incorporated redundancy into our platform. Our platform is housed in a Tier one hosting facility providing state of the art Security, Power, Cooling, Fire suppression and Overhead cable management. In addition to the physical facility there are several levels of redundancy built into the One IP Voice solution. The collocation center houses many carriers which provide for redundant data paths out of the building with multiple carriers to choose from. The platform itself has redundancy as well, with call agents and admin servers being fully mirrored and in hot standby mode. The One IP Net offering has full layer 2 and 3 redundancy, as well as geographic separation and redundancy. The Session Border controllers are fully redundant.

PATENTS, LICENSES AND TRADEMARKS

      Patents: We hold no patents in either our legacy telecommunications business or our new IP telephony business.

      Licenses: We currently rely upon certain technology, including hardware and software, which is licensed from third parties. These licenses are for our hosted feature and voice mail applications, and are purchased on a "per seat" basis. As applications are added, we may be subject to further licensing arrangements with other parties.

      Trademarks: We have applied for the following trademarks with the U.S. Patent and Trademark Office: "Voice Over Intelligent Protocol", "One IP Voice" and "1 IP Voice".

      We presently use a "Farmstead Certified" label on our used equipment, but this has not been trademarked or registered.

RESEARCH AND DEVELOPMENT

      We did not incur any research and development expenses during the three years ended December 31, 2005, and research and development activities are not material to our business. See "Technology" section above.

BACKLOG

      The backlog of unshipped orders believed to be firm was approximately $400,209 at December 31, 2005, compared to $182,000 at December 31, 2004.
We expect this entire backlog to ship and be recognized as revenue during the current fiscal year.

EMPLOYEES

      At December 31, 2005, we had 72 employees. Our employees are not represented by any organized labor union and are not covered by any collective bargaining agreements.

WEBSITE ACCESS TO SEC FILINGS

      We maintain Internet websites at www.farmstead.com and www.oneipvoice.com. We make available free of charge through our corporate Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

      The executive officers and key employees of the Company are as follows (age as of January 1, 2006):


Name                            Age    Position(s)
----------------------------    ---    -----------------------------------------------------

Executive Officers:

Mr. Jean-Marc Stiegemeier       60     President & Chief Executive Officer, Chairman of the
                                       Board of Directors

Mr. Robert G. LaVigne           54     Executive Vice President, Chief Financial Officer,
                                       Secretary and Treasurer




Mr. Alfred G. Stein             61     Executive Vice President

Mr. Nevelle R. Johnson          48     Executive Vice President

Frederick E. Robertson, Jr.,    47     Vice President- Operations

Key Employees:

Michael R. Dozier               59     Vice President-Sales (One IP Voice)

James A. Hart                   44     Vice President-Technology (One IP Voice)

Spence Kiddle                   47     Vice President of Business Development (One IP Voice)

      See Part III, Item 10 for the biographies of the Company's Executive Officers.

      Mr. Dozier, Vice President-Sales of our subsidiary, One IP Voice, Inc. since September 2005. Mr. Dozier has more than 30 years experience developing and managing telecommunications organizations of significant scale and complexity. From 2004 to 2005 he was the Chief Operating Officer ("COO") of IPtimize, Inc. From 2002 to 2004 he was Vice President of Sales and COO of Digital Telecom. From 1999 to 2002 he was the COO of Convergent Communications. From 1996 to 1999 he was the Vice President of Business Development and later President and COO of Tie Communications.

      Mr. Hart, Vice President-Technology of our subsidiary, One IP Voice, Inc. since August 2005. Mr. Hart has an extensive background in systems engineering and technology management. From 2004 to 2005 he was Senior Services Consultant for NEC Unified Solutions. In 2004 to 2005 he was an independent consultant, specializing in VoIP related projects for such companies as Goldman Sachs, PowerNetGlobal and PacWest Telecommunications. From 2000 to 2004 he was the Vice President-Technology and Chief Network Architect for ICG Communications. From 1996 to 2000 he was a Consulting Systems Engineer, SE Manager and TAC Engineer for Cisco Systems. From 1995 to 1996 he was a Network Manager at Airborne Express.

      Mr. Kiddle, Vice President/ Director of Business Development of our subsidiary, One IP Voice, Inc. since August 2005. Mr. Kiddle has extensive experience in business development, sales and marketing. From 2003 to 2005 he was a Senior Business Development Manager at Avaya, Inc. From 2000 to 2003 he was a sales Director-Major Accounts, and a Staff Director for Senior management at Exp@Nets, Inc. From 1993 to 2000 he served as an SMB Sales manager, Marketing Manager and Staff Director at Lucent Technologies. Prior thereto he served in various sales and sales management positions at AT&T, Inc.

ITEM 1A. RISK FACTORS

Risks, Uncertainties and Other Factors That May Affect Future Results

General Risk Factors

      We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially adversely affect our operations. The following highlights some of the factors that have affected, and/or in the future could affect, our operations. Our prospects are subject to many uncertainties and risks. Management recognizes the challenges that it faces, particularly during this period of diminished sales levels, and has adopted a number of strategies and action steps to deal with its current operating environment. Disclosure of our strategies and action steps is contained in the discussions set forth in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere herein. These risks and uncertainties are also detailed from time to time in reports we file with the SEC, including Forms 8-K, 10-Q, and 10-K, and include, among other factors, the following principal risks:

      We have incurred net losses over the last several years and we are uncertain as to our future profitability.

      We recorded net losses of $3,314,000, $1,424,000 and $709,000 during the years ended December 31, 2005, 2004 and 2003, respectively. We expect that, due to the buildout of our new carrier-based, hosted IP telephony business as further described below, we will continue to incur operating losses for the foreseeable future, and such losses may be substantial. We will need to generate significant revenue growth to achieve an operating profit.

      We are pursuing a significant new business direction - the marketing of carrier-based, hosted VoIP products and related network services - which may not be profitable.

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

      We currently have limited cash resources, and we may not have adequate cash or credit lines to finance our current working capital requirements or the buildout of our new IP telephony business.

      We are currently dependent upon cash generated from operations, and borrowings under a revolving credit facility, to satisfy our working capital requirements, which have increased since we are incurring costs associated with the development of One IP Voice ("OIPV") and its associated products and service offerings. A material adverse change in our business going forward could prompt our lender to terminate our credit facility. In addition, continued losses will consume our current cash reserves, and negatively affect our ability to obtain additional or replacement financing until we could demonstrate improved operating results or a return to profitability.

      Our working capital requirements are expected to significantly increase as we continue the build out of the infrastructure of capital equipment, systems, licenses and personnel required to deploy our hosted VoIP service offerings through OIPV. Our current telephone equipment business does not generate sufficient cash to meet the additional cash requirements of OIPV. In the event that we are unable to obtain sufficient external financing for this project, we may be unable to complete the buildout of the OIPV business as currently planned. No assurances can be given that we will have sufficient cash resources to finance future growth, and it has become necessary to raise additional funds through public and/or private debt and equity financings, which may also not be available to us until operating performance improves, and which may significantly dilute stockholder ownership in us. If, however, we perform according to our expectations, we believe that additional sources of financing would become available to us.

      If we are unable to attract and retain key management and sales employees, we will not be able to compete effectively and our business may not be successful.

      Our success is highly dependent upon our ability to hire and retain key technical, sales and executive management personnel who have critical industry experience and relationships that we rely on to execute our business plans. Competition for such personnel is currently intense in our industries. If we fail to hire and retain a sufficient number of high-quality personnel, we may not be able to maintain or expand our business.

Risks Attributable to the new IP Telephony Business

      The success of our new OIPV business venture is dependent on the growth and public acceptance of VoIP telephony products and services.

      As we enter this emerging marketplace, we will be dependent upon future demand for VoIP telephony systems and services. In order for the IP telephony market to continue to grow, several things need to occur. Telephony service providers must continue to invest in the deployment of high speed broadband networks to residential and business customers. VoIP networks must improve quality of service for real-time communications, managing effects such as packet jitter, packet loss, and unreliable bandwidth, so that toll-quality service can be provided. VoIP telephony equipment and services must achieve a similar level of reliability that users of the public switched telephone network have come to expect from their telephone service. VoIP telephony service providers such as ourselves must offer cost and feature benefits that are sufficient to cause customers to switch away from traditional telephony service providers. Furthermore, end users in markets serviced by recently deregulated telecommunications providers are not familiar with obtaining services from competitors of these providers and may be reluctant to use new providers, such as ourselves. We will need to devote substantial resources to educate customers and end users about the benefits of VoIP telephony solutions in general and our services in particular. If any or all of these factors fail to occur, our business may not be successful.

      The VoIP telephony market is subject to intense competition and rapid technological change, and we will depend on new product and service introductions in order to establish, maintain and grow our business.

      VoIP telephony is an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advancement. To compete successfully in this emerging market, we will have to offer VoIP telephony products and services that will incorporate the latest technological advancements in features, performance and cost-effectiveness, and respond to changing customer requirements. To that end, we will be reliant upon independent third party providers and manufacturers of the equipment, networks and software that are integrated into our product offerings. In particular, we rely heavily on Straitshot Communications, Inc., a Washington corporation, ("Straitshot") for certain communications services and equipment in connection with our OIPV offering. Our Chairman and CEO, Mr. Stiegemeier, is currently a member of the Board of Directors of Straitshot. In the event that Straitshot was unable or unwilling to provide services or equipment under its agreement with OIPV, service to the Company's customers could be materially impacted.

      The Company competes against many companies in the VoIP industry including providers of hosted offerings such as AT&T, Callvantage, MCI Advantage, Voiceone, Net2Phone, Cbeyond, Covad and Vonage; cable television companies, such as Cablevision, Cox and Time Warner, incumbent telephone carriers, such as SBC and Verizon and other providers of traditional and legacy telephone service. While competition will be intense in this burgeoning industry, we believe that our products will effectively compete because we are delivering a complete product and service offering to the SMB business segment.

      Decreasing telecommunications rates may diminish or eliminate our planned competitive pricing structure.

      Decreasing telecommunications rates may diminish or eliminate the competitive pricing structure of our services. Telecommunications rates have decreased significantly over the last few years in most of the markets in which we intend to operate, and we anticipate that rates will continue to be reduced. Users who select our services to take advantage of the current pricing differential between traditional telecommunications rates and our rates may switch to traditional telecommunications carriers as such pricing differentials diminish or disappear, and we will be unable to use such pricing differentials to attract new customers in the future. Continued rate decreases could require us to lower our rates to remain competitive and adversely impact our profit margins.

      Our success will depend on third parties in our planned distribution channels.

      We plan to sell our products primarily through resellers, and we are focusing our business development efforts on establishing distribution channels. Our planned revenues and future growth will depend in large part on sales of our products through reseller and other distribution relationships. We may not be successful in developing these distribution relationships. Agreements with distribution partners may not require minimum purchases or restrict development or distribution of competitive products. In addition, our planned distribution channels may not dedicate sufficient resources or give sufficient priority to selling our products. Our failure to develop distribution channels, the loss of a key distribution relationship or a decline in the efforts of a material reseller or distributor could have a material adverse effect on our business, financial condition or results of operations.

Risks Attributable to our Legacy Telecommunications Equipment Business

      Our business is materially impacted by capital spending levels for telecommunications products and services in the United States.

      Although the Company experienced a 23% improvement in revenues in 2005 as compared to 2004, revenues have been impacted by reduced business spending by our larger customers on enterprise communications equipment over the last several years. In addition, this environment has resulted in increased pricing and competitive pressures, which have affected revenues and profit margins. If business capital spending for telecommunications products does not improve, or if economic conditions in the U.S. deteriorate, our telecommunications equipment revenues may decline and our operating results will be adversely affected. We remain cautious about the telecommunications product marketplace going forward, and cannot predict whether the level of capital spending for the Company's products will improve in the near term. As a result, we believe that there will be continued pressure on our ability to generate revenue in excess of current levels.

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

      Our gross profit margins are dependent upon a variety of factors including (1) product mix -gross margins can vary significantly among parts sales, system sales and our various service offerings. The parts business, for example, involves hundreds of parts that generate significantly varying gross profit margins depending upon their availability, competition, and demand conditions in the marketplace; (2) customer mix -we sell parts to both end-users and to other equipment resellers. Our larger "Enterprise" companies often receive significant purchase discounts from Avaya, which could lower our gross margins as we compete against Avaya directly for this business; (3) the level and amount of vendor discounts and purchase rebates available to us from Avaya and its master distributors; (4) excess capacity -as sales volume falls, overhead costs become a higher percentage of sales dollars; (5) competitive pressures -as a result of the slowdown in capital equipment spending in our industry, and the several hundred Avaya dealers nationwide , we have been faced with increased price competition; and (6) obsolescence charges. The combined effect of all of these factors will result in varying gross profit margins from period to period.

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

Risks Related to our Current Financing Arrangements and Financing Plans:

If we are required to repay our outstanding borrowings under our Secured Revolving Note or Secured Convertible Minimum Borrowing Notes to Laurus at an unexpected time, we could deplete our working capital. An inability to repay the outstanding borrowings when required could require the sale of substantial assets.

      Our Secured Revolving Note and Secured Convertible Minimum Borrowing Notes (collectively, the "Notes") with Laurus for a maximum of $3 million, of which $1,832,000 was outstanding at December 31, 2005, are repayable March 31, 2008, unless sooner converted into shares of our common stock. An Event of Default, as defined under these agreements and including, for example, a change in the Company's financial condition which is deemed to have a "material adverse effect", which is not cured within specified grace periods, can result in the acceleration of the Note repayments. The Notes are secured by the Company's assets. An inability to repay the Notes when required could result in the sale of substantial of the Company's assets.

      Future equity transactions, including exercise of options or warrants and shares issued under convertible notes and equity securities, could depress the market price of our common stock and could result in significant dilution to our existing stockholders.

      From time to time, the Company may sell preferred stock and warrants, and convertible debt, to investors in private placements conducted by broker-dealers, or in negotiated transactions. These transactions cause dilution to existing shareholders. Also, from time to time, options are issued to employees and third parties, with exercise prices equal to market. Exercise of in-the-money options and warrants will result in dilution to existing shareholders; the amount of dilution may depend on the spread between market and exercise price, and the number of shares involved. The Company will continue to grant options to employees and consultants with exercise prices equal to market price at the grant date, and in the future may sell restricted stock and warrants, all of which may result in dilution to existing shareholders. As of March 24, 2006, we had 3,936,032 shares of common stock issued and outstanding and we had (i) convertible notes and warrants issued to the Laurus Master Fund, Ltd which could require the issuance of 1,460,630 additional shares of common stock;
(ii) shares of Series A convertible preferred stock outstanding which are convertible into 1,945,200 shares of common stock; (iii) warrants issued to investors and the placement agent in connection with the Company's 2006 private placement transactions which could require the issuance of 1,480,591 additional shares of common stock; (iv) warrants issued to the placement agent in connection with the Company's 2006 private placement transactions which could require the issuance of Series A convertible preferred stock which would be convertible into 203,320 shares of common stock; and (v) and outstanding stock options and warrants issued to employees and affiliates which could require the issuance of 3,685,369 additional shares of common stock.

      Terms of subsequent financing may adversely impact your investment.

      We may have to raise equity by issuing debt or preferred stock financing in the future. Your rights and the value of your investment in our common stock could be reduced. For example, if we continue to issue secured debt, the creditors would have a claim to our assets that would be prior to the rights of stockholders until the debt is paid. Debt service would increase costs and negatively impact operating results. Preferred stock could also be issued in series from time to time with such designations, rights, preferences, and limitations as needed to raise capital. The terms of preferred stock offerings could be more advantageous to those investors than to the holders of common stock.

      We are currently listed on the Over-the-Counter Bulletin Board.

      On November of 2005, the Company received notice from the American Stock Exchange (the "AMEX") that the Company no longer complied with the AMEX's continued listing standards as set forth in Section 1003 (a) (ii) of the AMEX Company Guide (the "Company Guide"), and that its securities were, therefore, subject to being delisted from the AMEX. The Company was previously granted an eighteen month period to regain compliance with this standard, and such compliance period ended as of November 7, 2005.

      The Company subsequently appealed this determination and on December 14, 2005 participated in a formal hearing before an appointed Listing Qualifications Panel (the "Panel"). On December 19, 2005, the Company received written notice from the AMEX that the Panel had affirmed the earlier determination to delist the common stock of the Company. The notice cited that the Company was as of November 7, 2005, and continued to be, not in compliance with (1) Section 1003(a)(i) of the Company Guide as its stockholders' equity was less than $2 million and it had sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years; and (2) Section 1003(a)(ii) of the Company Guide as its stockholders' equity was less than $4 million and it had sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years.

      The Company obtained quotation of its securities on the Over-the-Counter Bulletin Board (the "OTCBB") effective December 30, 2005, and its Common Stock is currently listed under the symbol "FTGP". The OTC Bulletin Board(R) is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (OTC) equity securities. An OTC equity security generally is any equity that is not listed or traded on Nasdaq(R)(R) or a national securities exchange. OTCBB securities include national, regional, and foreign equity issues, warrants, units, American Depositary Receipts
(ADRs), and Direct Participation Programs (DPPs).

      The recent delisting described above and being listed on the OTCBB could reduce the ability of our shareholders to purchase or sell shares as quickly and as inexpensively as they have done historically. For instance, failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our common stock which could

      *  result in a decrease in the trading price of our common stock;
      * lessen interest by institutions and individuals in investing in our common stock;
      *  make it more difficult to obtain analyst coverage; and
      *  make it more difficult for us to raise capital in the future.

      If we are unable to obtain, and/or maintain the effectiveness of the registration statement for the shares underlying the Laurus Minimum Borrowing Notes and Warrants, we may incur substantial financial penalties

      Pursuant to the terms of a Registration Rights Agreement with Laurus in connection with the current credit facility, the Company is obligated to file and obtain effectiveness for a registration statement registering the resale of shares of the Company's Common Stock issuable upon conversion of the Laurus Notes and the exercise of the Warrant. If the registration statement is not filed or declared effective in a timely manner, the Company will be subject to certain penalties including a daily penalty at a rate of 2% per month of the outstanding principal amount of any Minimum Borrowing Notes.

If we sell any securities at an effective price below $1.54 per share, the conversion price of the Laurus convertible notes will be lowered, resulting in additional dilution to stockholders

      Pursuant to our convertible note agreements with Laurus, if we issue securities at a price that is lower than the then current conversion price, which was $1.54 as of December 31, 2005, the conversion price applicable to Laurus would be lowered to this amount. If this occurs, stockholders may incur substantial additional dilution as a result of the potential issuance of additional securities upon conversion. In January 2006 Laurus's conversion price was in fact lowered to $1.27 from $1.54 as a result of the issuance of warrants to investors at a $1.27 exercise price.

      Other Risks:

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

      Stockholders should also be aware that while we do, from time to time, communicate with securities analysts, it is against our policy to disclose to them any material information unless such information shall have been previously or is simultaneously disclosed in a manner intended to provide broad, non-exclusionary distribution of the information to the public. Accordingly, stockholders should not assume that we agree with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, we have a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

      We may be subject of securities class action litigation due to future stock price volatility.

      In the past, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

      Provisions of Delaware law could delay or prevent a change of control.

      As a Delaware corporation, we are subject to the General Corporation Law of the State of Delaware, including Section 203, an anti-takeover law enacted in 1988. In general, Section 203 restricts the ability of a public Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder. Subject to exceptions, an interested stockholder is a person who, together with affiliates and associates, owns, or within three years did own, 15% or more of a corporation's voting stock. As a result of the application of Section 203, potential acquirers may be discouraged from attempting to acquire us, thereby possibly depriving our stockholders of acquisition opportunities to sell or otherwise dispose of our stock at above-market prices typical of acquisitions.

      The price of our common stock could be volatile.

      Prior to December 30, 2005, our stock traded on the AMEX. Since that time, our common stock has traded on the OTCBB. It has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, the trading price of our common stock could be subject to significant fluctuations in response to actual or anticipated variations in our quarterly operating results, announcements by us or our competitors, factors affecting the telecommunications industry generally, changes in national or regional economic conditions, changes in securities analysts' estimates for our competitors' or industry's future performance or general market conditions. The market price of our common stock could also be affected by general market price declines or market volatility in the future or future declines or volatility in the prices of stocks for companies in our industry.

      We do not intend to pay dividends in the foreseeable future.

      We have never declared or paid a dividend on our common stock. We intend to retain earnings, if any, for use in the operation and expansion of our business and therefore do not anticipate declaring or paying any dividends in the foreseeable future.

      Our directors and management will exercise significant control over our Company.

      Our directors and executive officers and their affiliates collectively control or beneficially own approximately 47% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

      None.

ITEM 2. PROPERTIES

      Our principal executive offices and warehouse facility are located in a single-story building located in East Hartford, Connecticut in which we lease 25,051 square feet. The lease contract, which expires December 31, 2014, contains one five-year renewal option. The lease also allows us the one-time option to terminate the lease without penalty on December 31, 2009. We maintain a sales office in New York, New York, leasing approximately 1,700 square feet under a non-cancelable lease expiring May 31, 2007.

      Our One IP Voice feature server platform is collocated in a facility owned and operated by Level 3 Communications (NASDAQ: LVLT) in Denver, Colorado, under a one-year agreement expiring August 29, 2006.

Our One IP Voice National Operations Center is located in Denver, Colorado, where we lease 2,684 square feet in an office park under a 26-month lease expiring January 31, 2008. The lease contract contains one three-year renewal option.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On December 16, 2005, the Company held a Special Meeting of the Stockholders. All of the proposals were approved, and the voting results were as follows:

      (1) Proposal to Approve the issuance of More than 20% of Outstanding Shares of Common Stock in Connection with the March 2005 Laurus Financing : The proposal was approved with 1,884,381 votes for, 116,852 votes against and 23,542 abstentions.

      (2) Proposal to Approve the Issuance of More Than 20% of the Company's Outstanding Shares of Common Stock in Any One or Series or Combinations of Private Offerings Sales and Issuances to Investors of the Company's Securities and a Secondary Offering Sale and Issuance to the Public of Common Stock, in an Approximate Amount in the Range of $6,000,000 to $26,000,000 (Exclusive of Any Securities Which May Be Sold Upon Exercise of Overallotment Options: The proposal was approved with 1,888,785 votes for, 112,185 votes against and 23,805 abstentions.

      (3) Proposal to Approve an Amendment to the 2002 Stock Option Plan to Increase the Number of Shares of Common Stock Available for Grants and Awards Under the 2002 Stock Option Plan By 1,000,000 Shares, From 1,300,000 to 2,300,000. The proposal was approved with 1,708,083 votes for, 281,587 votes against and 35,105 abstentions.

      (4) Proposal to Permit the Company's Board of Directors Or Its Chairman Or Its Designee, In Its Or His Discretion, to Adjourn or Postpone the Meeting. The proposal was approved with 1,887,911 votes for, 80,352 votes against and 56,512 abstentions.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our Common Stock was traded on the American Stock Exchange until December 30, 2005, under the symbol "FTG". Beginning December 30, 2005 our Common Stock has been listed on the Over-the Counter Bulletin Board (the "OTCBB") under the symbol FTGP. The following sets forth, for the periods indicated, the range of quarterly high and low sales prices for our Common Stock as reported on the American Stock Exchange and the OTCBB:


                                      2005            2004
                                 -------------    ------------
               Quarter Ended     High     Low     High     Low
               -------------     ----     ---     ----     ---

               March 31         $2.51    $ .53    $.79    $.50
               June 30           2.60     1.00     .69     .31
               September 30      4.92     1.01     .50     .26
               December 31       3.55     1.12     .76     .36

      There were 3,817,132 and 3,322,182 common shares outstanding at December 31, 2005 and 2004, respectively. As of December 31, 2005 there were 529 holders of record of the common stock representing approximately 2,400 beneficial stockholders, based upon the number of proxy materials distributed in connection with our December 16, 2005 Special Meeting of Stockholders. We have paid no dividends and do not expect to pay dividends in the foreseeable future as we intend to retain earnings to finance the growth of our operations. Pursuant to our credit facility with Laurus Master Fund Ltd., we are prohibited from declaring or paying any dividends or making any other distribution on any of the shares of our capital stock, without the prior consent of the lender.

ITEM 6. SELECTED FINANCIAL DATA


(In thousands, except per share amounts)                    Years ended December 31
---------------------------------------------------------------------------------------------------
                                              2005        2004        2003        2002        2001
                                              ----        ----        ----        ----        ----

Revenues                                    $15,203     $12,344     $14,909     $19,456     $33,631
Loss from continuing operations              (3,314)     (1,424)       (709)     (2,530)     (1,708)
Loss from continuing operations per
 common share:
  Basic and diluted                            (.95)       (.43)       (.21)       (.77)       (.52)
Total Assets                                  5,604       4,050       5,291       5,873      10,342
Convertible debt, net (1)                       868           -           -           -           -
Long term debt, net of current portion           49          39           -           -           -
Stockholders' equity (deficiency)              (497)      1,879       3,291       4,029       6,531
Dividends paid                                    -           -           -           -           -
---------------------------------------------------------------------------------------------------

<F1>  Net of unamortized discounts aggregating $964. The net long-term portion is $8.

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

Overview

      For the year ended December 31, 2005, we reported a net loss of $3,314,000 or $.95 per share on revenues of $15,203,000. This compares with a net loss of $1,424,000 or $.43 per share on revenues of $12,344,000 recorded for the year ending December 31, 2004. The net loss for 2005 includes a $1,091,000 loss attributable to the 2005 start up of our new business venture One IP Voice, Inc.

      There continues to be intense competition in the telephone equipment market areas that we serve, particularly with our larger, "Enterprise" customers. This has particularly been the case in the aftermarket parts business in which, over the last several years, the Company has experienced significant sales price erosion, as aftermarket parts have become more of a commodity and subject to "price shopping" by customers. In response, the Company has taken several measures to generate higher sales levels and turnaround its operating performance. The turnaround strategy is based upon growing its revenue base principally through building a larger and more highly qualified sales force, and diversifying the Company's product offerings and targeted customers. The current business strategy is to transition to a full communications solutions provider, becoming less dependent on equipment sales, and developing more sources of recurring revenues, such as through installation and maintenance services, and by providing VoIP products and services as further described below. We have made significant progress during 2005 in implementing these strategies as evidenced by a 23% increase over 2004 in telecommunications equipment and service revenues, and by the launch of our new One IP Voice product offerings in January 2006.

      In March 2005, the Company implemented measures to increase revenues from its legacy telecommunication equipment business by increasing its sales force and targeting the small-to-medium size business ("SMB") market. In May 2005, the Company took steps to further diversify its product offerings, forming a wholly-owned subsidiary named "One IP Voice" which offers carrier-based hosted IP telephony services along with network services. Its primary target is also the SMB market.

      In order to finance its business turnaround and expansion plans, the Company increased its credit lines in March 2005, obtaining a $3 million credit facility with Laurus Master Fund Ltd. which replaced a $1.7 million credit facility. During 2006, the Company has raised approximately $3 million of additional capital through offerings of convertible debt and Preferred Stock to unaffiliated private investors. This new capital will be used to continue the build out and national deployment of its IP telephony products and services. For additional information on our financial resources, refer to Note 6, "Convertible Debt", Note 19, "Subsequent Events-Financing Transactions" and the "Liquidity and Capital Resources" section which follows.

Results of Operations

Year Ended December 31, 2005 Compared To 2004


      Revenues                                               Year Ended December 31,
                                                        --------------------------------
                    (Dollars in thousands)                2005      %       2004      %
                    --------------------------------------------------------------------

                    End-user equipment sales            $11,593     76    $ 9,323     76
                    Equipment sales to resellers            487      3      1,641     13
                    --------------------------------------------------------------------
                    Total equipment sales                12,080     79     10,964     89
                    --------------------------------------------------------------------

                    Services                              2,234     15      1,050      8
                    Other revenue                           889      6        330      3
                    --------------------------------------------------------------------
                    Total services and other revenue      3,123     21      1,380     11
                    --------------------------------------------------------------------
                    Consolidated revenues               $15,203    100    $12,344    100
                    ====================================================================

      Equipment Sales. Total equipment sales for the year ended December 31, 2005 were $12,080,000, an increase of $1,116,000 or 10% from the comparable 2004 period. The increase consisted of a $2,270,000 increase in end-user sales, less a $1,154,000 decrease in equipment sales to resellers ("wholesale sales"). The increase in end-user sales was attributable to a $3,369,000 or 110% increase in system sales less a $1,099,000 or 18% decrease in parts sales. During 2005, we implemented a strategy of diversifying our product offerings by marketing the sale of complete telecommunications systems to our customer base. In March 2005, we expanded our sales force and began targeting the SMB marketplace, which is primarily oriented towards systems sales. Other factors affecting end-user equipment sales for 2005 have previously been described in the "Overview" section above. Wholesale sales have been impacted by some of the same factors which affected end user sales and our shift in emphasis to new system sales.

      Service revenues for the year ended December 31, 2005 were $2,234,000, an increase of $1,184,000 or 113% from the comparable 2004 period. The increase was attributable to growth in installation services which have increased due to the increases in system sales. An increase or decrease in installation revenues, however, does not always coincide with the reported increase or decrease in system sales since installations may occur in different periods than the related system sale. Equipment rental and repair revenues were 57% lower than 2004. These revenues are irregular and difficult to predict, since they tend to be project-oriented.

      Other revenue for the year ended December 31, 2005 was $889,000, an increase of $559,000 or 169% from the comparable 2004 period. The increase was attributable to growth in our sales of Avaya maintenance contracts.

In the sale of these maintenance contracts, we receive a one-time commission at the point of sale, and all of the future equipment service obligations are borne entirely by Avaya.

      We did not generate any revenues in 2005 from our new One IP Voice product offerings. We began the marketing of these product offerings to businesses in the first quarter of 2006.

      Cost of Revenues and Gross Profit. Total cost of revenues for the year ended December 31, 2005 was $11,434,000, an increase of $1,983,000 or 21% from the comparable 2004 period. The gross profit for the year ended December 31, 2005 was $3,769,000 an increase of $876,000 or 30% from the comparable 2004 period. As a percentage of revenue, the overall gross profit margin was 25% for the year ended December 31, 2005, compared to 23% for the comparable 2004 period.

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

      Gross Profit Margins on Equipment Sales. For the year ended December 31, 2005, the gross profit margin on equipment sales decreased to 24% from 27% in 2004. Two percentage points of the decrease was primarily attributable to product sales mix. Aftermarket parts sales generated lower profit margins than the prior year since this has become more of a "commodity" business and less of a "value-added" business and, therefore more prone to price-shopping by customers, who are tending more towards awarding contracts to the lowest bidder. In addition, a higher percentage of the Company's equipment revenues are being generated by systems sales which have historically generated lower profit margins than parts sales. The profit margins on systems sales, however, have improved over the prior year due to increased sales to the SMB marketplace which is not as competitively priced as the Enterprise customer marketplace. The remaining one percentage point decrease in gross profit margin was attributable to increased obsolescence reserves, which had a four percentage point negative impact on margins, partly offset by the elimination of Avaya license fees resulting from the termination of the "Authorized Remarketing Supplier" aftermarket program in 2004 which had a three percentage point comparative favorable impact on margin. The increased obsolescence reserves were attributable to the parts business, which has declined over the past several years due to competition and the Company's shift towards systems sales, and to changes in demand for older generation products.

      Gross Profit Margins on Services and Other Revenue. For the year ended December 31, 2005, the Company realized an overall 41% profit margin on its combined service and other revenues, compared to 39% recorded in 2004. The overall improvement in profit margins was attributable to significantly higher commission revenues earned from the sale of Avaya maintenance contracts, which generate a 100% profit margin, partly offset by the significant increase in installation revenues at lower profit margins than the prior year.

      Other Cost of Revenues. Other cost of revenues consists of product handling, purchasing and facility costs and expenses. For the year ended December 31, 2005, these expenses were 35% lower than 2004, and represented approximately 3% of 2005 equipment sales revenues, compared to 6% of 2004 equipment sales revenues. The reduction in other cost of revenues primarily resulted from lower personnel levels and other overhead costs, as the Company increasingly used certain suppliers to direct ship products to customers.

      Selling, General and Administrative ("SG&A") Expenses. SG&A expenses for the year ended December 31, 2005 were $7,253,000, an increase of $2,958,000 or 69% from the comparable 2004 period. SG&A expenses were 48% of revenues in 2005, compared to 35% of revenues in 2004. Approximately 87% of the increase in SG&A in 2005 was attributable to increased personnel levels and resulting increases in compensation and benefits, recruiting fees, and incremental office and travel expenses. The increase in SG&A expenses reflected the implementation of a business turnaround strategy and its two major strategic initiatives - a rebuilding of the legacy telecommunications equipment business, and the development of the One IP Voice business venture.

      As a part of the Company's turnaround plan, it hired a new President and CEO in October 2004, and two Executive Vice Presidents - one responsible for operations (hired in January 2005) and one responsible for sales (hired in March 2005). In addition, during March 2005 the Company significantly increased its sales and sales support group and launched an initiative to market its legacy telecommunications equipment products and services to the SMB marketplace. During 2005 the Company incurred approximately $1,087,000 of SG&A expenses related to the formation of One IP Voice, Inc. and the development of an IP telephony services business segment. The expenses consisted primarily of compensation, consulting, marketing, training and office expenses, as the Company began the process of hiring its management and support teams and developing its product offerings and marketing materials.

      During the fourth quarter of 2005, the Company incurred $158,000 of expenses related to its efforts to maintain its listing on the American Stock Exchange (the "AMEX") and to secure additional equity capital to (i) finance the buildout of One IP Voice and (ii) regain compliance with the AMEX's minimum shareholder equity requirements. Included in these expenses were the costs of conducting a Special Meeting of Stockholders in order to get required stockholder approval to issue securities in planned future private and public offerings.

      In March 2005, the Company replaced its revolving credit facility with BACC with a larger credit facility with Laurus Master Fund Ltd. In doing so, the Company incurred one-time expenses totaling $84,000, consisting of a $68,000 early termination fee, and a $16,000 charge to write-off of the remaining balance of its annual loan commitment fee with BACC. In addition, the Company incurred $155,000 of legal fees and other costs associated with the acquisition of the Laurus credit facility. These costs are included in deferred financing costs on the balance sheet and are being amortized to SG&A expense over the term of the facility. As of December 31, 2005 approximately $36,000 had been expensed.

      We expect our SG&A expenses to increase as we continue the infrastructure development and deployment of our One IP Voice product offerings, and continue the rebuild of our legacy telecommunications equipment business.

      Other Income (Expense). Other income (expense) for the year ended December 31, 2005 was $181,000, compared with $(22,000) for 2004. The principal components of other income (expense) are as follows.

      Interest Expense. Interest expense for the years ended December 31, 2005 and 2004 was comprised of the following components:


                                                           2005         2004
                                                           ----         ----

      Interest expense on outstanding borrowings         $ 76,000     $28,000
      Amortization of deferred financing costs             35,000           -
      Amortization of discounts on convertible notes       57,000           -
                                                         --------     -------
                                                         $168,000     $28,000
                                                         ========     =======

      The increase in interest expense on outstanding borrowings was attributable to higher average borrowing levels under the Company's credit facilities and to higher interest rates. Amortization of deferred financing costs consists of $6,000 amortization of an imputed discount on warrants issued to the Laurus Master Fund LTD ("Laurus") and $29,000 of amortization of a prepaid facility fee of $117,000 in connection with a revolving credit facility entered into with Laurus on March 31, 2005. These costs are included in deferred financing costs on the Consolidated Balance Sheet, and are being amortized to interest expense over the three-year term of the facility. Discounts imputed in accounting for the Company's convertible notes issued to the Laurus Master Fund pursuant to this credit facility, are being amortized to interest expense over their term using the effective interest method.

      Derivative instrument income, net. The Company recorded income of $339,000 during the year ended December 31, 2005 from its derivative instrument liabilities arising from its financing transactions with Laurus, due primarily to the decline in the fair market value of such derivative instruments from their inception to December 31, 2005. Income or losses generated from these derivative liabilities principally arise from changes in the fair market value of the Company's common stock price during each reporting period, as the Company is required to record "mark-to-market" adjustments to the value of its derivative liabilities. These "mark-to-market" adjustments are non-cash, with no impact on liquidity. Refer to Notes 1, 6 and 7 in the Notes to Consolidated Financial Statements contained herein for further discussion on the nature of the derivative financial instruments and the Company's accounting policies.

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

Year Ended December 31, 2004 Compared To 2003.

      The following analysis does not take into consideration the reclassification of freight billed to customers to other revenues. Prior to 2004, freight billed to customers on product sales was recorded in cost of sales as a contra account to freight expense. Accordingly, the amounts presented below in services and other revenue, and in consolidated revenues, would have increased by $230,000 for 2003.


      Revenues                                               Year Ended December 31,
                                                        --------------------------------
                    (Dollars in thousands)                2004      %       2003      %
                    --------------------------------------------------------------------

                    End-user equipment sales            $ 9,323     76    $11,560     78
                    Equipment sales to resellers          1,641     13      1,368      9
                    --------------------------------------------------------------------
                    Total equipment sales                10,964     89     12,928     87
                    --------------------------------------------------------------------

                    Services                              1,050      8      1,520     10
                    Other revenue                           330      3        461      3
                    --------------------------------------------------------------------
                    Total services and other revenue      1,380     11      1,981     13
                    --------------------------------------------------------------------
                    Consolidated revenues               $12,344    100    $14,909    100
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

Liquidity and Capital Resources

      The Company had a working capital deficiency of $568,000 at December 31, 2005, as compared to working capital of $2,136,000 at December 31, 2004, a decrease of $2,319,000. The working capital deficiency at December 31, 2005 includes a $385,000 derivative instrument liability related to the Company's convertible revolving credit facility which is not expected to be settled with cash. The working capital ratio was .88 to 1 at December 31, 2005, compared to 2.4 to 1 at December 31, 2004. Approximately $1 million of the Company's working capital was expended during 2005 on the formation and development of One IP Voice and its product offerings.

      Operating activities used $1,613,000 during 2005, compared with $1,037,000 during 2004. Net cash used by operating activities in 2005 consisted of a net loss of $3,314,000, less non-cash items of $378,000, and less net cash generated by changes in operating assets and liabilities of $1,323,000. Net cash generated by changes in operating assets and liabilities was primarily attributable to increases in accounts payable and accrued expenses, and reductions in inventory, partly offset by an increase in accounts receivable. The increase in our accounts receivable was primarily attributable to significant growth in our systems sales revenues over the prior year period, for which the cash receipts cycle is longer than for parts sales since there is typically an installation requirement to be completed prior to full payment. The increase in our accounts payable was attributable to increased One IP Voice expenditures during the last quarter of 2005 as it continued its infrastructure buildout, and to a planned slowdown in cash disbursements in order to minimize the Company's cash outflow pending the receipt of cash raised from 2006 financings as described under Financing Activities below.

      Investing activities used $412,000 in 2005, compared to $29,000 in 2004. Net cash used by investing activities in 2005 and 2004 consisted of capital expenditures. Capital expenditures during 2005 were principally for the purchase of network equipment and licenses in connection with the buildout of an IP telephony platform for our One IP Voice ("OIPV") subsidiary, and computer and office equipment to support our expanded personnel levels. Pursuant to our loan agreement with Laurus, we may obtain external financing on capital expenditures up to $500,000 in any fiscal year period before requiring Laurus's prior approval.

      Financing activities provided $2,030,000 in 2005, compared with $456,000 in 2004, principally from borrowings under our revolving credit facility with the Laurus Master Fund Ltd ("Laurus"). On March 31, 2005, we terminated our $1.7 million revolving credit facility with BACC, repaying the outstanding balance on April 1, 2005, and entered into a financing transaction with Laurus , providing for a three-year, $3 million revolving loan credit facility. Refer to Note 6, "Convertible Debt", of the Notes to Consolidated Financial Statements included herein for further information on the principal terms and conditions of this financing transaction. As of December 31, 2005, we had $1,832,000 outstanding under the Laurus facility, with an unused credit line of $1,168,000 and excess borrowing availability, pursuant to our borrowing formula, of $323,000.

      The Company is not currently generating sufficient cash flow from operations to cover the operating costs of both our legacy telecommunications business and One IP Voice, and we are highly dependent upon our current credit facility and generating cash through offerings of Company securities to outside investors. During 2006 however, the Company completed several private placements of convertible debt and equity securities, raising approximately $3 million, in order to raise capital for use in its current business and the working capital requirements of OIPV. Refer to Note 19 - "Subsequent Events - Financing Transactions" of the Notes to Consolidated Financial Statements contained herein, for a description of the material terms of these financing transaction. To summarize:

      * On January 30, 2006, the Company issued a $400,000 Convertible Promissory Note and a Warrant to purchase 22,047 shares of common stock to Christopher P. Baker, pursuant to a Convertible Promissory Note and Purchase Agreement of even date. The Convertible Promissory Note was subsequently repaid in full, with interest, on February 8, 2006 and the note was cancelled.

      * On February 8, 2006, the Company issued a $1,000,000 Principal Amount Convertible Promissory Note (the "Sotomar Note") to Sotomar - Empreendimentos Industriaise e Imobiliarios, SA (the "Holder") pursuant to a Convertible Note and Warrant Purchase Agreement (the "Purchase Agreement") of even date. The proceeds received by the Company, net of placement agent fees and expenses, amounted to approximately $913,000.

Pursuant to the terms of the Sotomar Note, as a result of the sale of Units described below, on February 17, 2006 the Sotomar Note, together with interest accrued thereon, converted into 58,970 shares of Series A Preferred Stock.

      * On February 17, 2006 the Company sold 44,117 Unit shares of Series A Preferred Stock to Meadowbrook Opportunity Fund LLC at a price of $17.00 per Unit. On March 17, 2006 the Company sold 91,433 Unit shares of Series A Preferred Stock to the following investors at a price of $17.00 per Unit:
Sotomar - Empreendimentos Industriais e Imobiliarios, SA, William A. Boyd, Suzy Ulrich, Richard J Cranmer, Watamar & Partners SA, Thomas Barrett, Case Holdings Co., Inc., Allan Sorensen, Chuck & Joy Hartz, Hartz Family Foundation, Barton Ferris, Jr. and William Harner (together with Meadowbrook Opportunity Fund LLC the "Investors"). Each Unit consists of
(i) one share of the Company's Series A Preferred Stock, $.001 par value per share, and (ii) a Warrant to purchase five shares of the Company's Common Stock, par value $.001 per share, at an exercise price of $2.125 per share. The proceeds received by the Company, net of placement agent fees and expenses, in the aggregate was approximately $2,095,958.

      The development of the OIPV business to perform at the operating levels anticipated by management will require additional financing during 2006. At a Special Meeting of the Stockholders of the Company, held December 16, 2005, the Company received shareholder approval to conclude one or a series or combination of private offerings to investors of the Company's Securities, and a secondary offering to the public of Common Stock, in the range of approximately $6,000,000 to $26,000,000 (exclusive of any securities which may be sold upon exercise of any overallotment options). No assurances can be given, however, that we will continue to be successful in raising cash through securities offerings, since they are dependent upon, among other factors, the market conditions prevailing during the offering periods. In order to conclude such additional financing, we may also need to demonstrate improved operating performance.

Contractual Obligations and Commercial Commitments

The following represents the contractual obligations and commercial commitments of the Company as of December 31, 2005 (in thousands):


                                                                  Payments Due by Period
                                                   ---------------------------------------------------
                                                             Less than     1-3       3-5     More than
Contractual Obligations:                           Total       1 Year     Years     Years     5 years
------------------------------------------------------------------------------------------------------

Long-term debt and capital lease obligations
 including current portion (1)                     $   79      $   30     $   49    $  -       $    -
Convertible debt, including current portion (2)     1,832       1,409        423       -            -
Operating leases (3)                                1,682         322        389     319          652
Postretirement benefit payments (4)                 1,500           -        200     200        1,100
Service provider purchase commitments (5)             386         166        220       -            -
-----------------------------------------------------------------------------------------------------
Total                                              $5,479      $1,927     $1,281    $519       $1,752
=====================================================================================================

<F1>  Principal only; excludes associated interest payments.
<F2>  Principal only; excludes associated interest payments and unamortized discounts. The revolving loan portion of the facility is classified as current.
<F3>  Consists of rental payments on facilities through the initial terms of the associated contracts.
<F4>  Consists of cash payments to the Company's former CEO pursuant to an unfunded retirement plan.
<F5>  See Note 10 to the Notes to Consolidated Financial Statements
      contained herein.

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

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," ("SFAS 151") to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .". SFAS
151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the Company adopted this standard in its third quarter of fiscal 2005. The adoption of this standard did not have a material impact on our financial position or results of operations.

      In December 2004, FASB Statement No. 153, "Exchanges of Nonmonetary Assets an Amendment of APB Opinion No. 29" was issued amending APB Opinion No. 29 to eliminate the exception allowing nonmonetary exchanges of similar productive assets to be measured based on the carrying value of the assets exchanged as opposed to being measured at their fair values. This exception was replaced with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement did not have a material impact on our financial statements.

      In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for, and reporting of, a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. It will only affect our financial statements if we change any of our accounting principles. At this time, no such changes are contemplated or anticipated.

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

      Revenue recognition and post-sales obligations. We recognize revenue from sales of equipment (both parts and the equipment component of system sales) when the equipment is shipped, which is generally easily determined, even when equipment is shipped to our customer directly from our supplier. Revenues from installation and service transactions are recognized upon completion of the activity and customer acceptance, which sometimes requires our judgment. We record reductions to revenue for estimated product returns, which are based on our historical experience, current trends and other judgments on our part in order to estimate our liability for such obligations.

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

      Long-Lived Assets. We have recorded property and equipment at cost less accumulated depreciation. The determination of useful lives and whether or not those assets are impaired involves significant judgment.

      Derivative instruments. In connection with the issuance of debt or equity instruments, we may also issue warrants to purchase our common stock. In certain circumstances, these warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

      The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liabilities are revalued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For warrants and bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Scholes option pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the conversion option. We estimate the future volatility of our common stock price based on several factors, including the history of our stock price and the experience of other entities considered comparable to us. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial position and results of operations.

      Income Taxes and Deferred Tax Assets. Significant judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. The deferred tax valuation allowance was calculated in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes", which places primary importance on a company's cumulative operating results for the current and preceding years. Additionally, when it is more likely than not that all or some portion of specific deferred tax assets such as net operating loss carryovers will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. In our judgment, the significant losses incurred in 2005, 2004 and 2003 represented sufficient evidence to require a full valuation allowance against our deferred tax assets as of December 31 of each year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Interest rate risk: We are exposed to market risk from changes in the interest rate related to our revolving credit facility, which is based upon the Prime Rate, which is a floating interest rate. Assuming an average borrowing level of $980,000 (which amount approximated the average amount borrowed under the revolving portion of our credit facilities during the year ended December 31, 2005), each 1 percentage point increase in the Prime Rate would have resulted in $9,800 of additional annual interest charges, which was not material to our operating results or cash flows for 2005. However, as our borrowing levels increase, fluctuations in interest rates could materially impact our operating results and cash flows. We do not currently use interest rate derivative instruments to manage exposure to interest rate changes.

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

(b) Changes in Internal Control over Financial Reporting. There were no significant changes in our internal controls over financial reporting that occurred during our fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

      None.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers and directors of the Company are as follows (age as of January 1, 2006):


Name                            Age    Position(s)
----------------------------    ---    ----------------------------------------------------------------

Executive Officers:

Mr. Jean-Marc Stiegemeier       60     President & Chief Executive Officer, Chairman of the Board of
                                       Directors

Mr. Robert G. LaVigne           54     Executive Vice President, Chief Financial Officer, Secretary and
                                       Treasurer

Mr. Alfred G. Stein             61     Executive Vice President

Mr. Nevelle R. Johnson          48     Executive Vice President




Frederick E. Robertson, Jr.,    47     Vice President- Operations

Directors:

Mr. Jean-Marc Stiegemeier       60     President & Chief Executive Officer, Chairman of the Board of
                                       Directors

Mr. George J. Taylor, Jr.       63     Director, Special Advisor to the CEO

Mr. Harold L. Hansen            75     Director

Mr. Joseph J. Kelley            66     Director

Mr. Ronald P. Pettirossi        62     Director

Mr. Hugh M. Taylor              61     Director

      Jean-Marc Stiegemeier, Chairman of the Board of Directors since May 12, 2005; our President and Chief Executive Officer, and a Director, since October 1, 2004. From August 16, 2004 to October 1, 2004, he provided business consulting services to the Company. Mr. Stiegemeier has extensive executive management experience in the telecommunications industry. From 2002 to 2004 he was a business consultant, advising companies on strategic redirections and turnarounds. He also served on the board of directors for certain of these companies. From 1997-2001, he served in various capacities including President, Founder and Director of Exp@nets Inc., a voice and data solutions provider. Prior thereto, Mr. Stiegemeier served as Chairman and CEO of Franklin Industries Inc., Lucht, Inc., Ships Entertainment, Inc, California-Telamerica Inc., Morrow Optical, Inc., and Telamerica, Inc. He was also the President of Honeywell-Telamerica.

      Robert G. LaVigne, Executive Vice President since July 1997, and our Chief Financial Officer, Corporate Secretary and Treasurer since 1988. Mr. LaVigne was a Director of the Company from 1988 to 2001. He was the Controller of Economy Electric Supply, Inc., a distributor of electrical supplies and fixtures, from 1985 to 1988 and the Corporate Controller of Hi-G, Inc., a manufacturer of electronic and electromechanical components, from 1982 to 1985. Mr. LaVigne is a Certified Public Accountant.

      Alfred G. Stein, Executive Vice President of our Company since January 15, 2005. Mr. Stein was initially engaged by the Company in September 2004 as an outside business consultant to assist management in the development of a strategic re-direction of the Company's sales organization and product offerings. Mr. Stein has extensive experience in the telecommunications industry. Since 2002 he served as founder and President of Matthews & Wolf, LLC, a small business consulting firm. From 1998 to 2002 he served as Vice President - Business Process Development for Exp@nets, Inc. a voice and data solutions provider with over $1 billion in revenues. From 1983 to 1998, he was President of Eagle Intercommunications, Inc. a New York based telecommunications solution provider selling Toshiba, NYNEX and Avaya products and services. Eagle was acquired by Exp@nets in May of 1998.

      Nevelle R. Johnson has been an Executive Vice President of our Company since March 1, 2005. Mr. Johnson's responsibilities include the re-direction and growth of our national sales organization, as well as the implementation of new product and service offerings. Mr. Johnson has extensive experience in the telecommunications industry. From November 2003 to March 2005 he was a Vice President of sales and services within Avaya Inc. From 2000 to 2003 he was the Executive Vice President of sales and services for Exp@nets, Inc. a voice and data solutions provider. From 1983 to 2000 he held various sales and executive positions with AT&T and Lucent Technologies.

      Frederick E. Robertson, Jr., Vice President- Operations of our Company since January 2003, and our Director of Provisioning from March 2001 to January 2003. Mr. Robertson, Jr. was Senior Director of
Merchandising for Staples Communications, Inc. from 1999 to 2001, Director of Corporate Purchasing and Logistics for Claricom, Inc. from 1998 to 1999, and Corporate Manager, Cost Control and Purchasing for Executone
Information Systems, Inc. from 1996 to 1998.

      George J. Taylor, Jr., Director of the Company since May 12, 2005; Special Advisor to the CEO since October 1, 2004; Chairman of the Board of Directors from 1984 until May 12, 2005; our Chief Executive Officer from 1984 until October 1, 2004, and our President from 1989 until October 1, 2004. Mr. Taylor, Jr. was President of Lease Solutions, Inc. (formerly Farmstead Leasing, Inc.), a business product and automobile leasing company, from 1981 to 1993 and Vice President - Marketing and Sales for National Telephone Company from 1977 to 1981. Mr. Taylor was one of the founders of the National Association of Telecommunication Dealers, has been a member of, or advisor to, its Board of Directors since its inception in 1986, and for two years served as its President and Chairman. He is the brother of Mr. Hugh M. Taylor, a Director of the Company.

      Harold L. Hansen, Director of the Company since 1992. An independent management consultant since January 1997. A member of the Audit Committee (Chairman until January 2, 2003) and the Compensation Committee. President of Hansen Associates, a management and financial consulting firm from 1995 to 1997. President of H2O Environmental, Inc., an environmental and geotechnical services company, from 1994 to 1995. President of Hansen Associates from 1993 to 1994. Prior to 1993, Mr. Hansen served in various corporate executive capacities including Executive Vice President and Chief Operating Officer of Gestetner Corporation, Vice President and General Manager of the Office Products Division of Royal Business Machines and Vice President and General Manager of the Business Products Group of Saxon Industries.

      Joseph J. Kelley, Director of the Company since April 1995. Chairman of the Compensation Committee and a member of the Audit Committee. Currently an Executive-in-Residence at the Olin Graduate School of Business at Babson College, Wellesley, Massachusetts. President of East Haven Associates, a telecommunications consulting firm located in Wellesley, Massachusetts, from 1995 to 2001. Group Vice President of NYNEX, in 1994, responsible for the State of Massachusetts operations. From 1985 to 1994 he served in various executive level positions with NYNEX, or associated companies including Vice President - Operations of New England Telephone (1991 - 1993), Vice President - New England Telephone, Network Department (1990 - 1991), Corporate Director of Business Development, NYNEX Marketing (1988 - 1990) and Vice President of New England Telephone - Maine (1985 -
1988). Mr. Kelley has been involved in the telecommunications industry since 1963.

      Ronald P. Pettirossi, Director of the Company since January 3, 2003. Chairman of the Audit Committee. President of ER Ltd., a consulting company since 1995. Mr. Pettirossi is a former audit partner of Ernst & Young, LLP, who worked with public and privately held companies for 31 years. Mr. Pettirossi is a member of the Board of Directors of Magellan Petroleum Corporation and Magellan Petroleum Australia Limited.

      Hugh M. Taylor, Director of the Company since 1993. Managing Director of Newbury, Piret & Company, Inc., an investment banking firm located in Boston, MA since 1994. CEO, President and a director of the Berlin City Bank, Berlin, New Hampshire, from 1993 to 1994. Executive Vice President of Fleet Bank of Massachusetts from 1992 to 1993. Executive Vice President and Chief Operating Officer of Fleet Bank of Boston from 1990 to 1992. From 1973 to 1990 he was employed by the New England Merchants Bank, later the Bank of New England, where he held various executive management positions within the Commercial Banking Division, and the bank's venture capital subsidiary. Brother of Mr. George J. Taylor, Jr.

Compliance with Section 16 (a) of the Exchange Act:

      Section 16 of the Securities Exchange Act of 1934 requires directors and executive officers and persons, if any, owning more than ten percent of a class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's equity and equity derivative securities. Except as set forth below, and based solely upon the Company's review of copies of such reports furnished to the Company, or written representations from such persons that no other reports were required during 2005, the Company believes that all Section 16(a) filing requirements applicable to the Company's executive officers, directors and greater than 10% beneficial owners were complied with.

      Robert G. LaVigne, the Company's Executive Vice President, Chief Financial Officer, Secretary and Treasurer filed late a Form 4 to report the February 1, 2005 grant of 20,000 stock options, and a Form 4 to report the April 12, 2005 grant of 40,000 stock options. Mr. LaVigne subsequently filed these reports with the SEC on February 17, 2005 and April 19, 2005, respectively. Frederick E. Robertson, Jr., the Company's Vice President-Operations, filed late a Form 4 to report the June 29, 2005 grant of 40,000 stock options. Mr. Robertson subsequently filed this report with the SEC on July 22, 2005.

Code of Ethical Conduct

      The Company has adopted a Code of Ethical Conduct that applies to its executive officers, directors and employees. A copy of this Code is maintained on Farmstead's website at www.farmstead.com, in the Corporate Governance section, and was previously filed with the Securities and Exchange Commission. Stockholders may obtain copies of these documents, free of charge, by sending a written request to our principal executive office at 22 Prestige Park Circle, East Hartford, CT 06108, Attention:
Corporate Secretary.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Officers and Directors

      The following table sets forth all compensation paid or accrued by the Company to the Chief Executive Officer ("CEO") and to the next four most highly compensated executive officers whose annual compensation exceeded $100,000 for 2005 for services rendered to the Company during the three years ended December 31, 2005.

Summary Compensation Table


                                                                                         Long-term
                                                    Annual Compensation (1)            Compensation
                                            ---------------------------------------     Awards (1)
                                                                       Other Annual    ------------     All Other
                                                            Bonus      Compensation       Options        Compen-
Name and Principal Position         Year    Salary ($)       ($)            ($)             (#)        sation ($)
-----------------------------------------------------------------------------------------------------------------

CEO:
Jean-Marc Stiegemeier               2005      350,002          -         1,325(6)              -            -
President, CEO and Director         2004       76,000     37,500(5)          -         1,000,000(4)         -
(from October 1, 2004)

Named Executive Officers:

Alfred G. Stein                     2005      168,269          -             -           250,000(4)     5,000(8)
Executive Vice President
(from January 15, 2005)

Nevelle R. Johnson                  2005      168,476          -                         250,000(4)    55,000(7)
Executive Vice President
(from March 1, 2005)

Robert G. LaVigne                   2005      140,517          -             -            60,000       15,212(3)
Executive Vice President, Chief     2004      112,000          -             -            20,000       20,899(3)
Financial Officer, Secretary and    2003      112,000          -         6,570(2)         20,000        4,565(3)
Treasurer

Frederick E. Robertson, Jr.         2005      100,000          -             -            40,000            -
Vice President- Operations          2004      100,000          -             -                 -            -
                                    2003      100,000          -         1,346(2)         15,000            -

<F1>  The Company did not grant any restricted stock awards or stock appreciation rights ("SARS") or make any long-term incentive plan payments during the fiscal years presented.

<F2>  Includes payouts of unused vacation and/or sick time of $6,570 in
      2003 for Mr. LaVigne and $1,346 in 2003 for Mr. Robertson.

<F3>  Includes insurance premiums paid under a Company-owned split-dollar life insurance policy of $3,660 in 2005, $3,187 in 2004, and $0 in 2003. The cash surrender value of the policy vests to Mr. LaVigne's benefit at the rate of 10% per year over a ten-year period. Also included is $10,845, $17,712, and $4,565, respectively, representing the increase in the vested policy cash surrender value during 2005, 2004 and 2003. Upon termination of employment, the unvested portion of the policy cash surrender value remains with the Company.




<F4>  Includes warrants issued to Messrs. Stiegemeier, Stein and Johnson in connection with their employment agreements in the amount of 400,000, 250,000 and 250,000 shares, respectively. Mr. Stiegemeier also received an option to purchase 600,000 shares of common stock.

<F5>  Represents a one-time signing bonus per Mr. Stiegemeier's employment agreement.

<F6>  Consists of the imputed value for the personal use of a Company-owned vehicle.

<F7>  Consists of $5,000 in car allowances, and $50,000 in life insurance premiums paid by the Company on a personally-owned policy.

<F8>  Consists of consulting fees earned in 2005 prior to his employment with the Company.

      Supplemental Executive Retirement Plan ("SERP"). The Company maintains a Supplemental Executive Retirement Plan ("SERP") for the benefit of Mr. Taylor, Jr. The SERP was initially structured to provide the funding for Mr. Taylor's annual retirement benefit of $100,000 payable over 15 years beginning at age 65. The SERP is an unfunded plan; however, it was initially informally funded through a Company-owned life insurance policy with an annual premium payment of $50,000 for ten years. No premium payment was made in 2005 or 2004, and during 2004 the Company borrowed $275,000 against the policy's cash value. The policy provides a $1.2 million death benefit.

      Liability Insurance. Farmstead currently provides liability insurance for its directors and officers. AIG is the principal underwriter of the current coverage which extends until September 13, 2006. The annual cost of this coverage is approximately $62,000.

      Perquisites. The Company provides certain of our senior executive officers with perquisites that we believe are reasonable, competitive and consistent with the Company's overall compensation program. These perquisites include: use of a car leased by the Company, financial counseling and tax preparation services; housing for executives who reside outside of the Greater Hartford area for a transitional period, and telephonic equipment. We believe these costs described in this paragraph are legitimate business expenses but we also recognize that all of these costs can be viewed as personal benefits for these executives and have reported them as required in the "Other Annual Compensation" column or in the footnotes to the table set forth above. No senior executive officer received perquisites greater than $50,000 for the year ended December 31, 2005. The SEC is currently promulgating new rules regarding perquisites including lowering the threshold to $10,000 per senior executive officer. The Company does not anticipate that such new rules will have a significant impact on the perquisites currently provided to its senior executive officers.

Option/Warrant/SAR Grants in Last Fiscal Year

      The following table sets forth information concerning individual grants of options and warrants to purchase shares of the Company's Common Stock made during the year ended December 31, 2005 to each of the individuals listed in the Summary Compensation Table.


                                   Number of          % of Total
                                  Securities       Options/Warrants     Exercise                        Potential
                                  Underlying          Granted to           or                      Realizable Value(1)
                               Options/warrants      Employees in      Base Price    Expiration    -------------------
Name                              Granted (#)         Fiscal Year        ($/SH)         Date       5% ($)      10% ($)
----------------------------------------------------------------------------------------------------------------------

Alfred G. Stein                     250,000              26.5%             .67       1/15/2010     46,250      102,250
Nevelle R. Johnson                  250,000              26.5%            1.10        3/1/2010     75,000      167,500
Robert G. LaVigne                    20,000               2.12%            .70        2/1/2015      8,805       22,312
Robert G. LaVigne                    40,000               4.24%           1.17       4/12/2015     29,432       74,587
Frederick E. Robertson, Jr.          40,000               4.24%           1.03       6/29/2015     25,910       65,662

(1) In accordance with the rules and regulations of the Securities and Exchange Commission, such gains are based on assumed rates of annual compound stock appreciation of 5% and 10% from the date on which the options were granted over the full term of the options. The rates do not represent our estimate or projection of our common stock prices, and no assurance can be given that these rates of annual compound stock appreciation will occur.

Aggregated Option and Warrant Exercises in Last Fiscal Year and Fiscal Year-End Option and Warrant Values


                                                               No. of Securities Underlying        Value of Unexercised
                                                                  Unexercised Options and        In-the-Money Options and
                                  Shares                         Warrants at 12/31/05 (#)        Warrants at 12/31/05 ($)
                               Acquired on        Value        ----------------------------    ----------------------------
            Name               Exercise (#)    Realized ($)    Exercisable    Unexercisable    Exercisable    Unexercisable
---------------------------------------------------------------------------------------------------------------------------

Jean-Marc Stiegemeier               -               -           1,000,000            -          $860,000            -
Alfred G. Stein                     -               -             250,000            -           145,000            -
Nevelle R. Johnson                  -               -             250,000            -            37,500            -
Robert G. LaVigne                   -               -             285,500         40,000          48,600           3,200
Frederick E. Robertson, Jr.         -               -              15,500         51,500           6,540          17,770

Long-Term Incentive Plans - Awards in Last Fiscal Year: None.

Compensation of Directors

      During 2005, each non-employee director received a $5,000 annual retainer, $1,000 for each board meeting attended and $500 for each committee meeting attended. The Chairman of the Audit Committee also received a $4,000 annual retainer. The directors are also reimbursed for their expenses in attending each meeting.

      For each year of service on the board, non-employee directors receive a non-qualified option to purchase 5,000 shares of Common Stock, at an exercise price equal to the closing market price of the Common Stock on the date of grant. The options are exercisable on their date of grant and have a ten year term.

Employment Contracts and Termination of Employment And Change-in-Control Arrangements

      Mr. Jean-Marc Stiegemeier, the Company's Chairman, Chief Executive Officer and President, (the "Executive") has an employment agreement with the Company dated October 1, 2004 and as amended October 13, 2005 (the "Agreement"). The Agreement expires December 31, 2009. The Agreement includes the following key provisions: (i) an annual base salary of $500,000, which may be increased by the Board in its discretion or decreased by the Board under certain defined circumstances; (ii) a one-time special bonus of $37,500, $25,000 of which was paid October 1, 2004, with the balance paid in January 2005; (iii) an annual bonus of up to 100% of Executive's base salary based upon the attainment of a Board-approved earnings target for that year; (iv) use of a Company-leased residential house in Connecticut through October 2006; and (v) as an incentive to reduce the Company's "acquisition" costs, Executive would receive an "acquisition incentive bonus" equal to one percent (1%) of the Purchase Price, as defined in the Agreement for each acquisition that is concluded during the term of this Agreement without any obligation by the Company to pay any fees, commissions or any other cash or equity-based compensation to any third party(ies) for or in connection with (a) the identification of the entity that is the subject of the acquisition; (b) the valuation of the acquisition or (c) the negotiation of the purchase price and other key business terms of the acquisition with the selling party or its representatives. Concurrent with the initial effective date of the Agreement, Executive was issued a Warrant to purchase up to Four Hundred Thousand (400,000) shares of common stock at fair market value. The Warrant was exercisable immediately and expires five years from the date of grant. The Executive was also granted an option to purchase up to Six Hundred Thousand (600,000) shares of common stock under the 2002 Stock Option Plan at an exercise price equal to the fair market value of the common stock on the grant date. The option became exercisable in full on October 1, 2005. The options expire ten years after the grant date.

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

      Mr. Alfred G. Stein, Executive Vice President, has an employment agreement dated March 1, 2005 and expiring December 31, 2008 which includes the following key provisions: (i) an initial annual base salary of

$175,000; (ii) an annual bonus of up to 100% of base salary based upon attaining earnings targets approved by the Board of Directors; and (iii) the grant of a five-year warrant to purchase up to 250,000 shares of common stock at an exercise price of $.67 per share, which was equal to the closing price of the common stock on his date of hire.

      Mr. Johnson has an employment agreement expiring December 31, 2008 which includes the following key provisions: (i) an initial annual base salary of $200,000; (ii) an annual bonus of up to 50% of base salary based upon attaining earnings targets approved by the Board of Directors; (iii) the grant of a five-year warrant to purchase up to 250,000 shares of common stock at an exercise price of $1.10 per share, which was equal to the closing price of the common stock on his date of hire; and (iv) payment by the Company of life insurance premiums not exceeding $5,000 per month.

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

      Mr. George J. Taylor, Jr. has an employment agreement with the Company dated January 1, 1998 and as amended at various times between August 1, 2001 and October 1, 2004. The agreement expires December 31, 2007, and contains the following major provisions: (i) a base salary of $200,000 for 2005, increasing to $250,000 on January 1, 2006 and $300,000 on January 1, 2007; (ii) an annual bonus of up to 100% of his base salary based upon the attainment of a Board-approved EBITDA target for that year, provided the amount of any bonus earned shall be all or that portion of the bonus so determined which the Compensation Committee of the Board of Directors of the Company in its sole discretion determines to be attributable to the efforts of Executive; (iii) an annual retirement benefit of $100,000 payable over 15 years beginning at age 65; and (iv) an "acquisition incentive bonus" as described above for Mr. Stiegemeier. Mr. Taylor's agreement provides severance pay should he terminate the Agreement for "good cause", as defined, or should the Company terminate his agreement without cause, or in the event of a change in control of the Company, as defined. Severance pay would amount to three times (i) the amount of the then-current base pay (deemed to be $300,000 for purposes of severance pay calculations), plus (ii) the average bonus paid during the three most recent calendar years. He will not be entitled to any severance or other compensation if he voluntarily terminates his employment or if the Company terminates the Agreement "for cause", as defined. No bonus was paid in 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, $.001 par value, as of March 24, 2006 by (i) each person known by the Company to own beneficially more than five percent of the Company's outstanding shares of Common Stock,
(ii) each of the individuals listed in the "Summary Compensation Table" in
Item 11 above (iii) all directors of the Company, and (iv) all directors and officers as a group. In addition to being a beneficial owner of more than five percent of the Company's outstanding shares of Common Stock, Mr. George J. Taylor, Jr. and Mr. Jean-Marc Stiegemeier are directors of the Company.

      Beneficial ownership is determined in accordance with the rules of the SEC for computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days after January 31, 2006 are considered outstanding for the purpose of computing the percentage ownership of the person holding such options, but are not considered outstanding when computing the percentage ownership of each other person. Except as otherwise indicated, the Company believes each person named in the table has sole voting and investment power with respect to all shares beneficially owned by him. Information with respect to beneficial ownership is based upon information furnished by such stockholder.


                                                                        Percentage of
                                                   Number of Shares      Outstanding
      Name and Address of Beneficial Owner (1)    Beneficially Owned    Common Stock
      ----------------------------------------    ------------------    -------------

      Five Percent Stockholders:
          George J. Taylor, Jr.                      1,132,884(2)           23.5%
          Jean-Marc Stiegemeier                      1,000,000(4)           20.3%
          Robert G. LaVigne                            312,500(3)            7.4%
          Alfred G. Stein                              275,000(6)            6.5%
          Nevelle R. Johnson                           260,000(7)            6.2%

      Other Directors:
          Harold L. Hansen                              54,229(4)            1.4%
          Hugh M. Taylor                                60,703(5)            1.5%
          Joseph J. Kelley                              43,229(4)            1.1%
          Ronald P. Pettirossi                          17,500(4)              *

      Other Officer:
          Frederick E. Robertson, Jr.                   26,930(8)              *

      All Directors and Officers as a Group
       (10 persons)                                  3,182,975(9)           46.5%

--------------------
*     Less than 1%.
<F1>  Unless otherwise indicated, the address of each named beneficial owner is c/o the Company, 22 Prestige Park Circle, East Hartford, CT
      06108.
<F2>  Includes 885,782 shares issuable upon exercise of currently exercisable stock options. Also includes 27,020 shares held by his children.
<F3>  Includes 305,500 shares issuable upon exercise of currently exercisable stock options.
<F4>  Consists of shares issuable upon exercise of currently exercisable stock options and warrants.
<F5>  Includes 57,316 shares issuable upon exercise of currently exercisable stock options and 2,000 shares held by his children.
<F6>  Consists of Includes 250,000 shares issuable upon the exercise of warrants and $25,000 shares issuable upon exercise of currently exercisable stock options.
<F7>  Includes 250,000 shares issuable upon the exercise of warrants.
<F8>  Includes 21,000 shares issuable upon exercise of currently exercisable stock options.
<F9>  Includes 2,009,556 shares issuable upon exercise of currently exercisable stock options and 900,000 shares issuable upon exercise of currently exercisable warrants.

Equity Compensation Plan Information

      The following table discloses certain information about the warrants issued, and the options issued and available for issuance under all Company stock option plans as of December 31, 2005:


                                              (a)                  (b)                        (c)
                                                                             Number of securities
                                        Number of                         remaining available for
                                 securities to be     Weighted-average      future issuance under
                                      issued upon    exercise price of        equity compensation
                                      exercise of          outstanding           plans (excluding
                             outstanding options,    options, warrants    securities reflected in
Plan Category                 warrants and rights           and rights                column (a))
-------------------------------------------------------------------------------------------------

Equity compensation plans
 approved by security holders           2,684,619                $1.45                  1,080,500

Equity compensation plans
 not approved by security
 holders                                  900,000                  .67                          -
-------------------------------------------------------------------------------------------------
Total                                   3,584,619                $1.25                  1,080,500
=================================================================================================

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      The following is a summary of fees billed to Farmstead by Carlin, Charron & Rosen LLP ("CCR") for professional services rendered during the years ended December 31, 2005 and 2004:


                  Fee Category            2005       2004
                  ----------------------------------------

                  Audit Fees            $61,500    $43,875
                  Audit-Related Fees          -          -
                  Tax Fees               11,400      9,250
                  All Other Fees         12,110      1,554
                                        -------    -------
                  Total Fees            $85,010    $54,679
                                        =======    =======

      Audit Fees. Consists of fees billed for professional services rendered for the audit of Farmstead's consolidated financial statements and reviews of interim consolidated financial statements included in quarterly reports filed with the Securities and Exchange Commission. The contractual fees for the audit of Farmstead's consolidated financial statements for its fiscal years ended December 31, 2005 and 2004 were $50,100 and $48,000, respectively.

      Audit-Related Fees. There were no audit-related fees billed during 2005 and 2004.

      Tax Fees. Consists of fees billed for professional services rendered for the preparation of federal and state tax returns.

      All Other Fees. For 2005, consisted of reviews of Registration Statements filed with the Securities and Exchange Commission, research on state tax matters, and for representation at the 2005 Annual Meeting of Stockholders. For 2004, consisted of fees in connection with discussions related to Section 404 of the Sarbanes-Oxley Act of 2002, and for representation at the 2004 Annual Meeting of Stockholders.

      The Audit Committee reviews and approves an engagement letter received from CCR which details the scope and cost of services to be provided the Company during the following fiscal year in connection with the audit of the Company's financial statements, reviews of quarterly financial statements and the preparation of tax returns. All other services to be performed by the auditors that are not included in the approved engagement letter are submitted to the Audit Committee for approval.

                                   PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   Index to Financial Statements and Financial Statement Schedule

                                                                          Page
                                                                          ----

Financial Statements:
Report of Carlin, Charron & Rosen LLP                                       40
Consolidated Balance Sheets - December 31, 2005 and 2004                    41
Consolidated Statements of Operations -
Years Ended December 31, 2005, 2004 and 2003                                42
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)-
Years Ended December 31, 2005, 2004, and 2003                               43
Consolidated Statements of Cash Flows -
Years Ended December 31, 2005, 2004, and 2003                               44
Notes to Consolidated Financial Statements                                  45

Financial Statement Schedule:                                             Page
                                                                          ----
Report of Carlin, Charron & Rosen LLP                                       66
Schedule II - Valuation and Qualifying Accounts                             67

(b)   Exhibits: See Index to Exhibits on page 68.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 7, 2006.

                                       FARMSTEAD TELEPHONE GROUP, INC.


                                       By: /s/ Jean-Marc Stiegemeier
                                           --------------------------------
                                           Jean-Marc Stiegemeier
                                           President, Chief Executive
Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of April 7, 2006.


Signature                        Title(s)
---------                        --------

/s/ Jean-Marc Stiegemeier        President, Chief Executive Officer,
-----------------------------    Chairman of the Board of Directors
Jean-Marc Stiegemeier            (Principal Executive Officer)

/s/ Robert G. LaVigne            Executive Vice President, Chief Financial Officer,
-----------------------------    Secretary and Treasurer
Robert G. LaVigne                (Principal Financial and Accounting Officer)

/s/ George J. Taylor, Jr.        Director
-----------------------------
George J. Taylor, Jr.

/s/ Harold L. Hansen             Director
-----------------------------
Harold L. Hansen

/s/ Joseph J. Kelley             Director
-----------------------------
Joseph J. Kelley

/s/ Ronald P. Pettirossi         Director
-----------------------------
Ronald P. Pettirossi

/s/ Hugh M. Taylor               Director
-----------------------------
Hugh M. Taylor

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Farmstead Telephone Group, Inc.

We have audited the accompanying consolidated balance sheets of Farmstead Telephone Group, Inc. (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farmstead Telephone Group, Inc. as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.



/s/ CARLIN, CHARRON & ROSEN, LLP
Glastonbury, Connecticut
April 4, 2006

                       FARMSTEAD TELEPHONE GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS
                         December 31, 2005 and 2004


(In thousands, except share amounts)                                    2005         2004
-------------------------------------------------------------------------------------------

ASSETS
Current assets:
  Cash and cash equivalents                                           $    222     $    217
  Accounts receivable, net                                               3,125        1,453
  Inventories, net                                                         723        1,627
  Other current assets (Note 10)                                           281          378
-------------------------------------------------------------------------------------------
Total Current Assets                                                     4,351        3,675
-------------------------------------------------------------------------------------------
Property and equipment, net                                                615          268
Deferred financing costs (Note 6)                                          535            -
Other assets                                                               103          107
-------------------------------------------------------------------------------------------
Total Assets                                                          $  5,604     $  4,050
===========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                                                    $  3,105     $  1,110
  Accrued expenses and other current liabilities                           539          242
  Current portion of convertible debt, net of unamortized
   discount of $549 (Note 6)                                               860            -
  Revolving credit facility note (Note 6)                                    -          179
  Derivative financial instruments (Note 7)                                385            -
  Current portion of long-term debt (Note 8)                                30            8
-------------------------------------------------------------------------------------------
Total Current Liabilities                                                4,919        1,539
-------------------------------------------------------------------------------------------
Postretirement benefit obligation (Note 13)                                719          593
Convertible debt, net of unamortized discount of $415 (Note 6)               8            -
Derivative financial instruments (Note 7)                                  406            -
Long-term debt (Note 8)                                                     49           39
-------------------------------------------------------------------------------------------
Total Liabilities                                                        6,101        2,171
-------------------------------------------------------------------------------------------

Commitments and contingencies (Note 10)

Stockholders' Equity (Deficiency):
  Preferred stock, $0.001 par value; 2,000,000 shares authorized;
   no shares issued and outstanding                                          -            -
  Common stock, $0.001 par value; 30,000,000 shares authorized;
   3,817,132 and 3,322,182 shares issued and outstanding
   at December 31, 2005 and 2004, respectively                               4            3
  Additional paid-in capital                                            13,249       12,320
  Accumulated deficit                                                  (13,734)     (10,420)
  Accumulated other comprehensive loss                                     (16)         (24)
-------------------------------------------------------------------------------------------
Total Stockholders' Equity (Deficiency)                                   (497)       1,879
-------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity (Deficiency)               $  5,604     $  4,050
===========================================================================================

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                Years Ended December 31, 2005, 2004 and 2003


(In thousands, except per share amounts)                          2005        2004        2003
------------------------------------------------------------------------------------------------

Revenues:
Equipment                                                        $12,080     $10,964     $12,928
Services and other revenue                                         3,123       1,380       1,981
------------------------------------------------------------------------------------------------
Net revenues                                                      15,203      12,344      14,909
------------------------------------------------------------------------------------------------

Cost of revenues:
Equipment                                                          9,186       7,987       8,886
Services and other revenue                                         1,847         846       1,310
Other cost of revenues                                               401         618         827
------------------------------------------------------------------------------------------------
Total cost of revenues                                            11,434       9,451      11,023
------------------------------------------------------------------------------------------------
Gross profit                                                       3,769       2,893       3,886
Selling, general and administrative expenses                       7,253       4,295       4,561
------------------------------------------------------------------------------------------------
Operating loss                                                    (3,484)     (1,402)       (675)
Other income (expense):
  Interest expense                                                  (168)        (28)        (28)
  Derivative instrument income, net                                  339           -           -
  Other income                                                        10           6           7
------------------------------------------------------------------------------------------------
Total other income (expense)                                         181         (22)        (21)
------------------------------------------------------------------------------------------------
Loss before income taxes                                          (3,303)     (1,424)       (696)
Provision for income taxes                                            11           -          13
------------------------------------------------------------------------------------------------
Net loss                                                         $(3,314)    $(1,424)    $  (709)
------------------------------------------------------------------------------------------------

Basic and diluted net loss per common share                      $  (.95)    $  (.43)    $  (.21)

Basic and diluted weighted average common shares outstanding       3,491       3,317       3,305
------------------------------------------------------------------------------------------------

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CHANGES
                    IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                Years Ended December 31, 2005, 2004, and 2003

                                                                                           Accumulated
                                           Common Stock       Additional      Accum-             Other
                                         -----------------       Paid-in      ulated     Comprehensive
(In thousands)                           Shares     Amount       Capital     Deficit              Loss      Total
-----------------------------------------------------------------------------------------------------------------

Balance at December 31, 2002              3,298         $3       $12,313    $ (8,287)                -    $ 4,029
Net loss                                      -          -             -        (709)                -       (709)
Pension liability adjustment                  -          -             -           -               (32)       (32)
Comprehensive loss                            -          -             -           -                 -       (741)
Issuance of common stock                     13          -             3           -                 -          3
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003              3,311          3        12,316      (8,996)              (32)     3,291
Net loss                                      -          -             -      (1,424)                -     (1,424)
Amortization of pension liability
 adjustment                                   -          -             -           -                 8          8
Comprehensive loss                            -          -             -           -                 -     (1,416)
Issuance of common stock                     11          -             4           -                 -          4
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004              3,322          3        12,320     (10,420)              (24)     1,879
Net loss                                      -          -             -      (3,314)                -     (3,314)
Amortization of pension liability
 adjustment                                   -          -             -           -                 8          8
Comprehensive loss                            -          -             -           -                 -     (3,306)
Shares issued upon conversion of
 convertible debt                           375          1           801           -                 -        802
Common stock issued upon exercise
 of stock options                            55          -            66           -                 -         66
Common stock issued under employee
 stock purchase plan                         45          -            30           -                 -         30
Restricted stock issued for services         20          -            32           -                 -         32
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005              3,817         $4       $13,249    $(13,734)             $(16)     $(497)
-----------------------------------------------------------------------------------------------------------------

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                Years Ended December 31, 2005, 2004 and 2003


(In thousands)                                                   2005         2004       2003
---------------------------------------------------------------------------------------------

Operating Activities:
Net loss                                                      $(3,314)     $(1,424)     $(709)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Provision for doubtful accounts receivable                       36           18         75
  Provision for losses on inventories                             392          106         28
  Depreciation and amortization of property and equipment         121          123        164
  Amortization of deferred financing costs                         71            -          -
  Amortization of discounts on convertible debt                    57            -          -
  Unrealized gain on derivative instruments                      (339)           -          -
  Decrease in accumulated other comprehensive loss                  8            8          -
  Value of common stock issued for services                        32            -          -
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                   (1,708)         (63)       386
  Decrease in inventories                                         512          236        312
  Decrease (increase) in other assets                             101           14       (467)
  Increase (decrease) in accounts payable                       1,995         (240)       137
  Increase (decrease) in accrued expenses and other
   current liabilities                                            297           70       (111)
  Increase in postretirement benefit obligation                   126          115         98
---------------------------------------------------------------------------------------------
Net cash used in operating activities                          (1,613)      (1,037)       (87)
---------------------------------------------------------------------------------------------
Investing Activities:
Purchases of property and equipment                              (412)         (29)       (83)
---------------------------------------------------------------------------------------------
Net cash used in investing activities                            (412)         (29)       (83)
---------------------------------------------------------------------------------------------
Financing Activities:
(Repayments) borrowings under BACC credit facility               (179)         179          -
Borrowings under convertible debt facility                      2,409            -          -
Deferred financing costs                                         (272)           -          -
Repayment of long-term debt and capital lease obligations         (24)          (2)         -
Borrowing against cash value of insurance policy                    -          275          -
Proceeds from exercise of stock options and employee
 stock purchases                                                   96            4          3
---------------------------------------------------------------------------------------------
Net cash provided by financing activities                       2,030          456          3
---------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                5         (610)      (167)
Cash and cash equivalents at beginning of year                    217          827        994
---------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                      $   222      $   217      $ 827
=============================================================================================





(In thousands)                                                   2005         2004       2003
---------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
  Cash paid during the year for:  Interest                    $    64      $    26      $  26
                                  Income taxes                      2            5          5
  Non-cash financing and investing activities:
  Purchase of equipment under capital lease                        56            -          -
  Common stock issued upon conversion of debt                     802            -          -
  Discount on warrants issued to Laurus                           335            -          -
  Discounts on issuances of convertible debt                    1,389            -          -
  Acquisition of vehicle for debt                                   -           49          -
Increase in accrued benefit obligation recorded in
 Stockholders' Equity (Deficiency)                                  -            -         32

        See accompanying notes to consolidated financial statements.


                       FARMSTEAD TELEPHONE GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Operations
      Farmstead Telephone Group, Inc. ("Farmstead" or the "Company") is principally engaged as a provider of new and used Avaya, Inc. ("Avaya") business telecommunications parts and complete systems. Its products are primarily customer premises-based private switching systems and peripheral products, including voice processing systems. The Company also provides telecommunications equipment installation, repair and refurbishing, short-term rental, inventory management, and related value-added services. The Company sells its products and services to large and mid-size, multi-location businesses as well as to small businesses, government agencies, and other equipment resellers. During the year ended December 31, 2005 one customer accounted for 11.8% of revenues. During the years ended December 31, 2004 and 2003, no single customer accounted for more than 10% of revenues.

      In May, 2005, the Company formed a wholly-owned subsidiary named One IP Voice, Inc. ("OIPV"). OIPV was formed to provide carrier-based VoIP telephony solutions along with network services. Its primary target market is the small-to-medium sized business ("SMB") market, which the Company believes is the fastest growing segment of the telecommunications systems business. OIPV's product offerings include Hosted IP Centrex and IP Trunking services, bundled with private OIPV "last mile" connectivity on a national basis, long distance calling, On Net calling, local area calling, 911 capabilities and Wide Area Network ("WAN") voice and data connectivity. In January 2006, the Company launched the national marketing of OIPV's products and services.

Financial Results and Liquidity
      The Company has incurred losses of $3,314,000, $1,424,000 and $709,000 in 2005, 2004 and 2003, respectively, on revenues of $15,203,000,
$12,344,000 and $14,909,000, respectively. As of December 31, 2005 the
Company has a working capital deficiency of $568,000, and a stockholders' equity deficiency of $497,000. With the exception of 2005, the Company has experienced declining revenues in its sales of telecommunications equipment for several years, partly attributable to reduced capital equipment spending from the Company's customer base. This has particularly been the case in the aftermarket parts business in which the Company has additionally experienced intensified competition and resulting sales price erosion, as aftermarket parts have become more of a commodity and subject to "price shopping" by customers. Since joining the Company in October 2004, the new Chief Executive Officer, along with the rest of the Company's management team, has been developing and implementing a new operational strategy to grow revenues and turnaround the Company's operating performance.

      The turnaround strategy is based upon growing its revenue base principally through building a larger and more highly qualified sales force, and diversifying the Company's product offerings and targeted customers. The current business strategy is to transition to a full communications solutions provider, becoming less dependent on equipment sales, and developing more sources of recurring revenues, such as through installation and maintenance services, and by providing VoIP products and services. In March 2005, the Company implemented measures to increase revenues from its legacy telecommunication equipment business by increasing its sales force and targeting the SMB market. In May 2005, the Company took steps to further diversify its product offerings through the formation of OIPV. The Company made significant progress during 2005 in implementing these strategies as evidenced by a 23% increase over 2004 in telecommunications equipment and service revenues, and by the national launch of OIPV's product offerings in January 2006.

      Despite a negative cash flow from operations in 2005, the Company has been able to secure financing to support its operations to date. In March 2005, the Company obtained a $3 million credit facility from the Laurus Master Fund, Ltd., replacing a $1.7 million credit facility with Business Alliance Capital Corporation. Between January 30, 2006 and March 17, 2006 the Company raised approximately $3 million through various offerings of convertible debt and convertible preferred stock to unaffiliated private investors. The Company believes that the capital raised, along with its current credit facilities, will be sufficient to support its 2006 liquidity requirements, depending upon operating results. The growth of the OPIV business from current levels will, however, require additional financing. Going forward, the Company plans to raise significant amounts of additional cash through private and public equity offerings in order to support the expansion of OIPV's business. No assurance can be given, however, that funding in the amounts required by the Company will be available, which may impact management's growth plans for this new business.

Principles of Consolidation
      The consolidated financial statements presented herein consist of the accounts of Farmstead Telephone Group, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates
      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures in the consolidated financial statements. Actual results could differ from those estimates. Estimates are used in accounting for the allowances for uncollectible receivables, inventory obsolescence, depreciation, taxes and contingencies, among others. Estimates include the identification and valuation of derivative instruments, the amortization periods for debt issuance costs, and the amortization of discounts on convertible securities arising from bifurcated derivative instruments. Estimates are also used in determining product sales returns, which are reflected as reductions to revenues. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

Property and Equipment
      Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from three to ten years, except for leasehold improvements, which are amortized over the shorter of the estimated useful life or the remaining lease term. Maintenance, repairs and minor renewals are charged to operations as incurred. When assets are retired or sold, the cost of the assets and the associated accumulated depreciation is removed from the accounts and any resulting gain or loss is recorded.

Derivative financial instruments
      We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

      We review the terms of convertible debt and equity instruments we issue to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, we may issue freestanding warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. We may also issue options or warrants to non-employees in connection with consulting or other services they provide.

      Certain instruments, including convertible debt and equity instruments and the freestanding options and warrants issued in connection with those convertible instruments, may be subject to registration rights agreements, which impose penalties for failure to register the underlying common stock by a defined date. The existence of the potential cash penalties under the related registration rights agreement requires that the embedded conversion option be accounted for as a derivative instrument liability. Similarly, the potential cash penalties under the related registration rights agreement may require us to account for the freestanding options and warrants as derivative financial instrument liabilities, rather than as equity. In addition, when the ability to physical or net-share settle the conversion option or the exercise of the freestanding options or warrants is deemed to not be within the control of the Company, the embedded conversion option or freestanding options or warrants may be required to be accounted for as a derivative financial instrument liability.

      Derivative financial instruments are measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then revalued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, we use the Black-Scholes option pricing model to value the derivative instruments. When the convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face amount.

      To the extent that the fair values of any freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, usually using the effective interest method.

      The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed periodically, including at the end of each reporting period. If reclassification is required, the fair value of the derivative instrument, as of the determination date, is reclassified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Stock Compensation Plans
      The Company accounts for stock option and warrant awards granted to officers, directors and employees (collectively "employees") under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no stock-based employee compensation cost is reflected in net income, as all options granted to employees under these plans have been granted at no less than fair market value on the date of grant. The Company applies the disclosure only provisions of Financial Accounting Standards Board Statement ("SFAS") No. 123, "Accounting for Stock-based Compensation" ("SFAS 123") and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") for such employee stock option awards. The Company accounts for stock option awards granted to consultants under the fair value recognition provisions of SFAS 123. Under this method, options are valued using the Black-Scholes option pricing method and the calculated option value is recorded as an expense in the financial statements. Had compensation cost for the Company's stock option and warrant awards to officers, directors and employees been determined in accordance with the fair value-based method prescribed under SFAS 123, the Company's net loss and basic and diluted net loss per share would have approximated the pro forma amounts indicated below (dollars in thousands except per share amounts):


                                                                Year ended December 31,
                                                            -------------------------------
                                                               2005         2004       2003
      -------------------------------------------------------------------------------------

      Net loss, as reported                                 $(3,314)     $(1,424)     $(709)
      Deduct: Total stock-based employee compensation
       expense determined under fair value based method
       for all awards, net of related tax effects              (392)        (149)       (78)
      -------------------------------------------------------------------------------------
      Pro forma net loss                                    $(3,706)     $(1,573)     $(787)
      =====================================================================================

      Loss per share:
        As reported                                         $  (.95)     $  (.43)     $(.21)
        Pro forma                                           $ (1.06)     $  (.47)     $(.24)
      =====================================================================================

      The weighted-average fair value of options and warrants granted during 2005, 2004 and 2003 was $.67, $.15, and $.27, respectively. The fair value of stock options and warrants used to compute pro forma net loss and net loss per share disclosures was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                        2005           2004      2003
                                                        ----           ----      ----

      Dividend yield                                      0%             0%        0%
      Average risk-free rate                    3.88 - 4.36%     3.1 - 3.3%     2.93%
      Expected volatility                                65%            50%      103%
      Expected option holding period (yrs.)        3.6 - 4.0      3.0 - 3.5       4.7

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

Net Loss per Common Share
      Basic net loss per common share is computed by dividing net loss (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Diluted net loss per common share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the "treasury stock" method), and convertible debt (using the "as-converted" method), unless their effect on net loss per share is antidilutive. The following table shows securities outstanding as of December 31 that could potentially dilute basic earnings or loss per common share in the future that were not included in the current computation of diluted loss per common share because to do so would have been antidilutive.


      (In thousands)                                           2005      2004      2003
      ---------------------------------------------------------------------------------

      Stock Options                                           2,685     2,388     1,871
      Warrants issued to employees                              900         -         -
      Convertible notes and warrants issued to lender (a)     1,439         -         -
      ---------------------------------------------------------------------------------
      Total                                                   5,024     2,388     1,871
      =================================================================================

(a) potential shares of common stock issuable assuming conversion rates in effect at December 31, 2005.

Segment Information
      Prior to 2005, the Company operated in one industry segment, that being the resale of telecommunications equipment. Since the formation of the Company's wholly-owned subsidiary, One IP Voice, the company is additionally operating in a new business segment: Network services. For additional information of the Company's business segments, refer to Note 17.

Fair Value of Financial Instruments
      The carrying amounts of Farmstead's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, long-term debt and convertible debt obligations approximate fair value.

Reclassifications
      Certain amounts in prior years' financial statements and related notes have been reclassified to conform to the 2005 presentation.


2.    CASH AND CASH EQUIVALENTS

      Cash and cash equivalents totaled $221,992 and $217,126 at December 31, 2005 and 2004, respectively. Included in each period are investments in a money market mutual fund consisting of high quality short term instruments, principally U.S. Government and Agency issues and commercial paper.

3.    ACCOUNTS RECEIVABLE, NET

      As of December 31, the components of accounts receivable, net were as follows (in thousands):


                                                  2005       2004
      -----------------------------------------------------------

      Trade accounts receivable                 $2,815     $1,379
      Less: allowance for doubtful accounts        (75)       (60)
      -----------------------------------------------------------
      Trade accounts receivable, net             2,740      1,319
      Other receivables                            385        134
      -----------------------------------------------------------
      Accounts receivable, net                  $3,125     $1,453
      ===========================================================

      Other receivables consist of commissions, rebates and other dealer incentives due from Avaya, Inc. Refer to Note 1, Accounting for
Manufacturer Incentives.

4.    INVENTORIES, NET

      As of December 31, the components of inventories, net were as follows (in thousands):


                                                               2005       2004
      ------------------------------------------------------------------------

      Finished goods and spare parts                         $  947     $1,341
      Work in process                                           202        352
      Rental equipment                                           12         52
      ------------------------------------------------------------------------
                                                              1,161      1,745
      Less: reserves for excess and obsolete inventories       (438)      (118)
      ------------------------------------------------------------------------
      Inventories, net                                       $  723     $1,627
      ========================================================================

      Work in process inventories consists of used equipment requiring repair or refurbishing.

5.    PROPERTY AND EQUIPMENT, NET

      As of December 31, the components of property and equipment, net were as follows (in thousands):


                                                               Estimated
                                                          Useful Lives (Yrs.)        2005        2004
      -----------------------------------------------------------------------------------------------

      Computer and office equipment                              3 - 5            $ 1,065     $ 1,071
      Network equipment and licenses                             3 - 5                391           -
      Furniture and fixtures                                    5 - 10                288         288
      Leasehold improvements                                        10                171         171
      Capitalized software development costs                         5                 98          98
      Automobile                                                     5                 50          50
      Leased equipment under capital lease                           3                 56           -
      -----------------------------------------------------------------------------------------------
                                                                                    2,119       1,678
      Less: accumulated depreciation and amortization                              (1,504)     (1,410)
      -----------------------------------------------------------------------------------------------
      Property and equipment, net                                                 $   615     $   268
      ===============================================================================================

      The Company has capitalized software development costs incurred by subcontract programmers in the development of on-line product catalogs and ordering processes. Leased equipment under capital leases consists of computer equipment. Depreciation and amortization expense was $121,437, $123,306, and $164,009 for the years ended December 31, 2005, 2004, and 2003, respectively.

6.    CONVERTIBLE DEBT

      Convertible debt obligations consisted of the following as of December 31 (in thousands):


                                                                     2005     2004
      ----------------------------------------------------------------------------

      Borrowing under secured revolving credit facility note       $1,409     $  -
      Secured convertible Minimum Borrowing Note                      423        -
      Less: unamortized discount attributable to the revolving
       credit facility note                                          (549)       -
      Less: unamortized discount attributable to the
       Minimum Borrowing Note                                        (415)       -
                                                                   ------     ----
      Convertible Debt, net of unamortized discounts                  868
      Less:current portion                                           (860)
                                                                   ------     ----
      Convertible Debt, net of unamortized discounts               $    8     $  -
      ============================================================================

      On March 31, 2005, the Company terminated its $1.7 million revolving credit facility with Business Alliance Capital Corporation ("BACC"), repaying the outstanding balance and an early-termination fee of $68,000 on April 1, 2005. On March 31, 2005, the Company entered into a financing transaction with Laurus Master Fund, Ltd., ("Laurus"), providing for a three-year, $3 million ("Capital Availability Amount") revolving loan credit facility which includes a Secured Revolving Note (the "Revolving Note") and a Secured Convertible Minimum Borrowing Note (together with the Revolving Note, the "Laurus Notes"). The initial Minimum Borrowing Note ("MBN") was set at $500,000, the proceeds of which were advanced to the Company on April 4, 2005. Upon conversion of the MBN, and provided there are outstanding borrowings under the revolving note of a minimum of $300,000, such amount may be transferred from the revolving loan balance to create a new MBN. Amounts outstanding under the Laurus Notes will either be paid in cash at their March 31, 2008 maturity date or, at Laurus' option, by converting such amounts into shares of the Company's common stock from time to time. As further consideration for providing the credit facility, the Company also issued Laurus a five-year warrant (the "Warrant") to purchase an aggregate of 500,000 shares of common stock at an exercise price of $1.82 per share. The warrant exercise price was set at 130% of the average closing price of the Company's common stock over the ten trading days preceding the execution of the agreement, and is subject to anti-dilution protection adjustments. This transaction was completed in a private offering pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

      Principal Borrowing Terms and Prepayment: Borrowings are advanced pursuant to a formula consisting of (i) 90% of eligible accounts receivable, as defined (primarily receivables that are less than 90 days old), and (ii) 30% of eligible inventory, as defined (primarily inventory classified as "finished goods"), up to a maximum inventory advance of $600,000, less any reserves required by Laurus. Interest on the outstanding borrowings is charged at the per annum rate of two percentage points (2%) above the prime rate, but not less than 6%. The interest rate charged, however, will be decreased by 2% (or 200 basis points) for every 25% increase in the market price of the Company's common stock above the fixed conversion price, down to a minimum interest charge of 0.0%. The Company is additionally charged a fee equal to 0.25% of the unused portion of the facility. Should the Company terminate the financing agreement with Laurus prior to the maturity date, the Company will incur an early payment fee equal to 4%, 3% and 2% of the Capital Availability Amount if terminated in the first, second or third year, respectively, of the term. As of December 31, 2005 the interest rate charged under the Laurus Notes was 9.25%.

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

      Registration Rights: Pursuant to the terms of a Registration Rights Agreement, the Company is obligated to file and obtain effectiveness for a registration statement registering the resale of shares of the Company's common stock issuable upon conversion of the Laurus Notes and the exercise of the Warrant. In the event that the Company is unable to obtain effectiveness on a timely basis, it would be subject to a penalty of 2% per month, or any portion thereof, of the then outstanding balance of any Minimum Borrowing Note. As of December 31, 2005, the Company had timely registered all underlying shares that it was required to register

      As of December31, 2005, the amount of available borrowings under the revolving portion of the credit facility, pursuant to borrowing formulas, were as follows (dollars in thousands):


      Available borrowings supported by collateral base         $ 2,155
      Less: amount borrowed under revolving credit facility      (1,409)
      Less: amount borrowed under Minimum Borrowing Note           (423)
                                                                -------
      Available to borrow                                       $   323
                                                                =======

      The average and highest amounts borrowed under all credit facilities during the year ended December 31, 2005 were approximately $985,000 and $2,199,000, respectively. The Company was in compliance with the provisions of its loan agreement as of December 31, 2005. Future required principal repayments under the MBN as of December 31, 2005 are: 2006 - $0; 2007 - $0; and 2008 - $423,000.

      Since the secured convertible notes are not considered to be conventional convertible debt, the embedded conversion option in the secured convertible notes is subject to the requirements of EITF Issue 00-
19. The Company is also required to bifurcate the embedded conversion option and account for it as a derivative instrument liability because of the potential penalties that we may have to pay Laurus under the Registration Rights Agreement, together with the fact that the conversion price of the debt can be adjusted if we issue common stock at a lower price. In addition, other embedded derivative instruments in the secured convertible notes, including the interest rate reset feature and Laurus' right to put the debt back to us with a 20% premium upon certain Events of Default, have been bifurcated and accounted for, together with the embedded conversion option, as a single compound derivative instrument. This derivative instrument liability was initially recorded at its fair value and is then adjusted to fair value at the end of each subsequent period, with any changes in the fair value charged or credited to income in the period of change. The most significant component of this compound derivative instrument is the embedded conversion option, which is revalued using the Black-Scholes option pricing model.

      The proceeds received from Laurus under the Minimum Borrowing Notes ("MBNs") issued during 2005 were first allocated to the fair value of the bifurcated embedded derivative instruments included in the convertible notes, with the remaining proceeds allocated to the MBN, resulting in the their being recorded at a significant discount from their face amounts. This discount, together with the stated interest on the MBN, is being amortized using an effective interest method over the term of the MBN. Since there are frequent borrowings and repayments under the revolving note, the value of the embedded derivative instruments is calculated upon advances, and the discount is recognized as the advances are repaid, with the stated interest recognized currently.

      The 500,000 warrants issued to Laurus were initially valued at $334,000, using the Black-Scholes option pricing model and the following assumptions: market price - $1.31; exercise price - $1.82; expected term - 5 years; volatility - 65%; interest rate - 4.18%; and dividends - 0. Since there are potential penalties that we may have to pay Laurus under the Registration Rights Agreement, the warrants have been recorded as a derivative instrument liability, rather than as equity. This derivative instrument liability is adjusted to fair value (using the Black-Scholes option pricing model) at the end of each subsequent reporting period, and any changes in the fair value are charged or credited to income in the period of change. Since the nature of the Laurus credit facility is revolving, with continuous advances and repayments expected over its term, and with an indeterminate amount of Minimum Borrowing Notes which can be created and converted, it is not practical to allocate the warrant value to the initial proceeds of the borrowings under the facility or to any one Minimum Borrowing Note. As such, the initial valuation of $334,000 has been recorded as a deferred financing cost, and is being amortized to expense over the term of the facility using an effective interest method.

7.    DERIVATIVE FINANCIAL INSTRUMENTS

      The following derivative liabilities related to warrants and embedded derivative instruments were outstanding as of December 31, 2005 (dollars in thousands). There were no such instruments or derivative liabilities outstanding as of December 31, 2004.


      Instrument:

      Revolving note                                                           $ 385
      Minimum Borrowing Note                                                     135
                                                                               -----
      Fair value of bifurcated embedded derivative instrument liabilities        520

      500,000 warrants issued to Laurus                                          271
                                                                               -----
      Total derivative financial instruments at December 31, 2005                791
      Less: amount attributable to the Revolving note, reported in
       current liabilities                                                      (385)
                                                                               -----
      Derivative financial instruments recorded in non-current liabilities     $ 406
                                                                               =====

      The Company uses the Black-Scholes option pricing model to value warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities. See Note 6 Convertible Debt. In valuing the warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at December 31, 2005, we used the following assumptions: market price of our common stock on the date of valuation; an expected dividend yield of 0%; an expected life equal to either the remaining period to the expiration date of the warrants or maturity date of the convertible debt instruments; expected volatility of 65% based on historical experience; and a risk-free rate of return ranging from 3.67-4.35%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the instruments.

8.    LONG-TERM DEBT

      Long-term debt obligations consisted of the following at December 31 (dollars in thousands):

                                              2005     2004

      Installment purchase note               $ 40      $47
      Obligations under capital lease           39        -
      -----------------------------------------------------
                                                79       47
      Less: debt maturing within one year      (30)      (8)
      -----------------------------------------------------
      Long-term debt obligations              $ 49      $39
      =====================================================

Installment Purchase Note:
      The Company is financing an automobile through a $50,056, 3.75% note payable to a finance company. The note is payable in 38 monthly installments of $799, with a final payment of $24,236 on January 7, 2008. The note balance at December 31, 2005 was $39,864, of which $8,154 was classified under debt maturing within one year.

Obligations under Capital Lease:
      During 2005, the Company entered into non-cancelable lease agreements to finance $56,000 of computer equipment with payment terms ranging from 24 to 36 months. Monthly lease payments aggregate $1,984 and the agreements contain a $1.00 purchase option at the end of the lease term. The effective interest rate on the lease obligations is 10.38 to 10.5%. The principal balance of these obligations at December 31, 2005 was $38,900, of which $21,681 was classified as current.

      Scheduled principal repayments on long-term debt are as follows (dollars in thousands): 2006 - $30; 2007 - $21; and 2008 - $28.

9.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      As of December 31, the components of accrued expenses and other current liabilities were as follows (in thousands):


                                                         2005     2004
      ----------------------------------------------------------------

      Salaries, commissions and benefits                 $296     $167
      Legal fees and expenses                             104        1
      Income taxes                                         20        3
      Property taxes                                       16       16
      Customer deposits and unearned revenue               30        -
      Employee Stock Purchase Plan deposits                28        -
      Other                                                45       55
      ----------------------------------------------------------------
      Accrued expenses and other current liabilities     $539     $242
      ----------------------------------------------------------------

10.   COMMITMENTS AND CONTINGENCIES

      Lease Agreements. The Company leases 25,051 square feet at 22 Prestige Park Circle, East Hartford, CT for its corporate offices and equipment distribution center under an agreement expiring December 31, 2014. The lease contains one five-year renewal option. The lease also allows the Company the one-time option to terminate the lease without penalty on December 31, 2009. Minimum monthly rent is $13,047 for years 2005 - 2009 and $13,569 for years 2010 - 2014. The Company is additionally obligated to pay the Lessor its proportionate share of the property operating costs at an amount equal to $1.22 per square foot, subject to a 2% annual increase.

      The Company leases approximately 1,700 square feet of office space in New York, NY under a non-cancelable lease expiring May 31, 2007, with a monthly rental of $4,893 to $5,040 over the remaining term. The Company leases a house for the benefit of its Chief Executive Officer at a rental payment of $5,000 per month expiring October 2006 and an apartment for occasional use by the Company's non-resident employees at a rental payment of $1,395 per month expiring October, 2006.

      The Company leases 2,684 square feet of office space in Denver, Colorado for OIPV's national operations center, under a 26 month agreement dated December 1, 2005 and expiring January 31, 2008. The annual rental is $45,628 for 2/1/06 - 1/31/07, and $46,970 for 2/1/07 - 1/31/08.

      As of December 31, 2005, aggregate future minimum annual rental payments under the initial terms of the above property leases are as follows: $322,387 for 2006, $228,628 for 2007, $160,483 for 2008, $156,569
for 2009 and $162,831 for 2010. Rent expense was $280,633 in 2005, $254,581 in 2004 and $313,692 in 2003.

      Service-provider Commitments and Agreements:

      OIPV has a "Master Service Partner Agreement" with an unaffiliated third party for the provision of wholesale and bundled IP telecommunications products and services, including telephone number assignment and portability, as well as wholesale local and long distance calling plans. This agreement, dated September 7, 2005, has a two year term. Under this agreement, OIPV has a minimum purchase commitment of $45,600 during the first 12 months of service (billed monthly at varying "ramp-up" rates), and a $120,000 minimum purchase commitment ($10,000 per month) during months 13-24.

      OIPV has several agreements in effect with an unaffiliated third-party for the provision of customer billing and support services, and for licenses to use various products of the vendor. The terms of these agreements range from one to three years. The agreements, which contain fees that are based on a percentage of revenues and/or usage, are also subject to a minimum fee commitment. The annual minimum fee commitment aggregates approximately $69,000 for 2006, $30,000 for 2007 and $30,000 for 2008.

      OIPV has a two-year Private Label Resale Agreement with a communications company pursuant to which OIPV can purchase for resale various bandwidths ("circuits") at wholesale rates. Under the agreement, installed circuits carry a one-year payment commitment. This agreement is non-exclusive. As of December 31, 2005, this commitment approximated $60,000.

      OIPV has a Master Service Agreement with a communications company pursuant to which it currently is committed on colocation space and connectivity to the public switched telephone network for a 1-year period expiring August 2006. Its monthly commitment is approximately $3,885 per month.

      Employment Agreements:

      Mr. Jean-Marc Stiegemeier, the Company's Chairman, Chief Executive Officer and President, (the "Executive") has an employment agreement with the Company dated October 1, 2004 and as amended October 13, 2005 (the "Agreement"). The Agreement expires December 31, 2009. The Agreement includes the following key provisions: (i) an annual base salary of $500,000, which may be increased by the Board in its discretion or decreased by the Board under certain defined circumstances; (ii) a one-time special bonus of $37,500, $25,000 of which was paid October 1, 2004, with the balance paid in January 2005; (iii) an annual bonus of up to 100% of Executive's base salary based upon the attainment of a Board-approved earnings target for that year; (iv) use of a Company-leased residential house in Connecticut through October 2006; and (v) as an incentive to reduce the Company's "acquisition" costs, Executive would receive an "acquisition incentive bonus" equal to one percent (1%) of the Purchase Price, as defined in the Agreement for each acquisition that is concluded during the term of this Agreement without any obligation by the Company to pay any fees, commissions or any other cash or equity-based compensation to any third party(ies) for or in connection with (a) the identification of the entity that is the subject of the acquisition; (b) the valuation of the acquisition or (c) the negotiation of the purchase price and other key business terms of the acquisition with the selling party or its representatives. Concurrent with the initial effective date of the Agreement, Executive was issued a Warrant to purchase up to Four Hundred Thousand (400,000) shares of common stock at fair market value. The Warrant was exercisable immediately and expires five years from the date of grant. The Executive was also granted an option to purchase up to Six Hundred Thousand (600,000) shares of common stock under the 2002 Stock Option Plan at an exercise price equal to the fair market value of the common stock on the grant date. The option became exercisable in full on October 1, 2005. The options expire ten years after the grant date.

      The Agreement also provides severance pay for the Executive during the term of the Agreement under certain circumstances. Should the Company terminate the Agreement without "cause", or if the Executive terminates the Agreement "for good reason", or in the event the Executive resigns after a "change in control", as all are defined in the Agreement, then severance pay will equal three times the "Executive Compensation Amount" as defined. The Executive will not, however, be entitled to any severance or other compensation if he voluntarily terminates his employment or if the Company terminates the Agreement "for cause", as defined

      Mr. Alfred G. Stein, Executive Vice President, has an employment agreement dated March 1, 2005 and expiring December 31, 2008 which includes the following key provisions: (i) an initial annual base salary of $175,000; (ii) an annual bonus of up to 100% of base salary based upon attaining earnings targets approved by the Board of Directors; and (iii) the grant of a five-year warrant to purchase up to 250,000 shares of common stock at an exercise price of $.67 per share, which was equal to the closing price of the common stock on his date of hire.

      Mr. Nevelle R. Johnson, Executive Vice President, has an employment agreement expiring December 31, 2008 which includes the following key provisions: (i) an initial annual base salary of $200,000; (ii) an annual bonus of up to 50% of base salary based upon attaining earnings targets approved by the Board of Directors; (iii) the grant of a five-year warrant to purchase up to 250,000 shares of common stock at an exercise price of $1.10 per share, which was equal to the closing price of the common stock on his date of hire; and (iv) payment by the Company of life insurance premiums not exceeding $5,000 per month.

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

      Mr. George J. Taylor, Jr. has an employment agreement with the Company dated January 1, 1998 and as amended at various times between August 1, 2001 and October 1, 2004. The agreement expires December 31, 2007, and contains the following major provisions: (i) a base salary of $200,000 for 2005, increasing to $250,000 on January 1, 2006 and $300,000 on January 1, 2007; (ii) an annual bonus of up to 100% of his base salary based upon the attainment of a Board-approved EBITDA target for that year, provided the amount of any bonus earned shall be all or that portion of the bonus so determined which the Compensation Committee of the Board of Directors of the Company in its sole discretion determines to be attributable to the efforts of Executive; (iii) an annual retirement benefit of $100,000 payable over 15 years beginning at age 65; and (iv) an "acquisition incentive bonus" as described above for Mr. Stiegemeier. Mr. Taylor's agreement provides severance pay should he terminate the Agreement for "good cause", as defined, or should the Company terminate his agreement without cause, or in the event of a change in control of the Company, as defined. Severance pay would amount to three times (i) the amount of the then-current base pay (deemed to be $300,000 for purposes of severance pay calculations), plus (ii) the average bonus paid during the three most recent calendar years. He will not be entitled to any severance or other compensation if he voluntarily terminates his employment or if the Company terminates the Agreement "for cause", as defined. No bonus was paid in 2005.

      Letter of Credit: In connection with the Company's revolving credit agreement with BACC, the Company issued a $300,000 irrevocable standby letter of credit ("LC") in favor of BACC. The LC could be drawn upon by BACC to satisfy any outstanding obligations under the Company's loan agreement ninety days after an event of default. The LC was secured by cash, and since this cash was restricted from use by the Company during the term of the LC, it has been classified under other current assets in the consolidated balance sheet at December 31, 2004. The LC expired in March 2005.

11.   STOCK OPTIONS AND WARRANTS

      Stock Options:

      The Company has outstanding options granted under the following plans: (i) the Farmstead Telephone Group, Inc. 2002 Stock Option Plan (the "2002 Plan") and (ii) the Farmstead Telephone Group, Inc. 1992 Stock Option Plan (the "1992 Plan"). The 1992 Stock Option Plan terminated in May 2002, however options previously granted under the 1992 Plan may continue to be exercised in accordance with the terms of the individual grants.

      The 2002 Plan permits the granting of options to employees, directors and consultants of the Company, which shall be either incentive stock options ("ISOs") as defined under Section 422 of the Internal Revenue Code, or non-qualified stock options ("NSOs"). ISOs may be granted at no less than market value at the time of grant, with a maximum term of ten years except, for a 10% or more stockholder, the exercise price shall not be less than 110% of market value, with a maximum term of five years. NSOs may be granted at no less than 50% of market value at the time of granting, with a maximum term of 10 years. Any option granted pursuant to this Plan which for any reason fails to qualify as an ISO shall be deemed to have been granted as an option not qualified under Section 422 of the Code. The maximum number of shares issuable under the 2002 Plan, which expires April 3, 2012, is 2,300,000. Options currently granted expire on various dates through 2015. A summary of stock option transactions for each of the three years in the period ended December 31, 2005 is as follows:


                                                                          Weighted
                                                                           Average
                                              Number         Exercise     Exercise
                                           of Shares      Price Range        Price
      ----------------------------------------------------------------------------

      Outstanding at December 31, 2002     1,852,306     $.29 - 11.80        $1.81
      Granted                                101,500      .28 - .79            .35
      Exercised                                    -          -                  -
      Canceled or expired                    (83,100)     .28 - 11.80         1.78
      ----------------------------------------------------------------------------
      Outstanding at December 31, 2003     1,870,706     $.28 - 7.30         $1.73
      Granted                                656,000      .34 - .76            .41
      Exercised                                    -          -                  -
      Canceled or expired                   (138,587)     .28 - 7.30          1.86
      ----------------------------------------------------------------------------
      Outstanding at December 31, 2004     2,388,119     $.28 - 2.50         $1.36
      Granted                                443,500      .70 - 3.09          1.83
      Exercised                              (55,000)     .28 - 1.50          1.20
      Canceled or expired                    (92,000)     .28 - 1.51          1.10
      ----------------------------------------------------------------------------
      Outstanding at December 31, 2005     2,684,619     $.28 - 3.09         $1.45
      ============================================================================
      As of December 31, 2005:
       Exercisable                         2,242,619     $.28 - 2.50         $1.39
       Available for future grant          1,080,500

      The following summarizes information about stock options outstanding and exercisable as of December 31, 2005:


                                       Options Outstanding                             Options Exercisable
                    ---------------------------------------------------------     ------------------------------
                                        Weighted Avg.
   Range of              Number           Remaining             Weighted Avg.          Number      Weighted Avg.
Exercise Prices     Outstanding     Contractual Life (Yrs)     Exercise Price     Exercisable     Exercise Price
---------------     ---------------------------------------------------------     ------------------------------

   $ .00 - 0.50         712,500              8.5                   $ .39              683,250         $ .39
   $0.51 - 1.00         148,000              6.9                     .75              117,000           .75
   $1.01 - 1.50         233,650              7.6                    1.27              123,400          1.43
   $1.51 - 2.00       1,453,469              2.8                    1.94            1,308,469          1.96
   $2.01 - 2.50         137,000              9.1                    2.89               10,500          2.32
----------------------------------------------------------------------------------------------------------------
Total                 2,684,619              5.3                   $1.45            2,242,619         $1.39
================================================================================================================

      Warrants:
      ---------

      Warrants to purchase shares of Common Stock were issued to certain officers of the Company in connection with their employment agreements. The exercise price of these warrants represented the fair market value of the Company's common stock on the date of grant. The warrants were exercisable on the date of grant, and expire five years from the date of grant. The following summarizes information about outstanding warrants as of December 31, 2005:


                                Date of       Number        Exercise
            Employee             grant      Outstanding      Price
      --------------------------------------------------------------

      <s>                       <c>           <c>            <c.
      Jean-Marc Stiegemeier     10/1/04       400,000        $ .39
      Alfred Stein              1/15/05       250,000          .67
      Nevelle Johnson           3/1/05        250,000         1.10

12.   RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment," ("SFAS No. 123 (revised 2004)"), revising FASB Statement 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees". This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123

(Revised 2004) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. This statement is effective as of the beginning of the first quarter of 2006. The adoption of this standard will have an impact on the Company's 2006 results of operations as it will be required to expense the fair value of all share based payments; however the Company has not yet determined whether or not this impact will be significant.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," ("SFAS 151") which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not material to the Company's consolidated financial position or results of operations.

13.   EMPLOYEE BENEFIT PLANS

      Supplemental Executive Retirement Plan. The Company maintains a Supplemental Executive Retirement Plan ("SERP") for the benefit of Mr. Taylor , initially established to provide him with an annual retirement benefit of $100,000 per year, payable over 15 years beginning at age 65. In 2003, the Company recognized expense using a 7% discount rate, which it lowered to 6.25% at year-end. During 2004 and 2005, the Company utilized a 6.25% discount rate for both expense and disclosure purposes. The amount of the unrecognized actuarial loss of $15,952 at December 31, 2005, $23,929 at December 31, 2004 and $31,906 at December 31, 2003 has been recorded in Accumulated Other Comprehensive Loss as a component of Stockholders' Equity (Deficiency).

      The components of the net periodic benefit cost included in the results of operations for the three years ended December 31, 2005 are set forth as follows (in thousands):


                                         2005     2004     2003
      ---------------------------------------------------------

      Service cost                       $ 84     $ 80      $69
      Interest cost                        42       35       29
      Amortization of actuarial loss        8        8        -
      ---------------------------------------------------------
      Net expense                        $134     $123      $98
      =========================================================

      The following information summarizes activity in the SERP for the two years ended December 31, 2005 (in thousands):


                                                                        2005      2004
      --------------------------------------------------------------------------------

      Changes in Accumulated Benefit Obligation:
        Accumulated Benefit obligation at beginning of year            $ 593     $ 478
        Service cost                                                      84        80
        Interest cost                                                     42        35
      --------------------------------------------------------------------------------
        Accumulated Benefit obligation at end of year                  $ 719     $ 593
      ================================================================================

      Fair Value of Plan Assets                                        $   -     $   -
      ================================================================================

      Reconciliation of Funded Status:
        Funded status                                                  $(719)    $(593)
        Unrecognized actuarial loss                                       16        24
      --------------------------------------------------------------------------------
        Accrued net periodic pension cost                              $(703)    $(569)
      ================================================================================

      Amounts Recognized in the Consolidated Balance Sheets:
        Accrued accumulated benefit obligation                         $(719)    $(593)
        Accumulated other comprehensive loss                              16        24
      --------------------------------------------------------------------------------
        Net liability reflected in the consolidated balance sheets     $(703)    $(569)
      ================================================================================

      The benefits expected to be paid under the SERP in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are as follows: $0 (2006), $100,000 (2007), $100,000 (2008),
$100,000 (2009), $100,000 (2010) and $500,000 (2011 - 2015).

      Employee Stock Purchase Plan ("ESPP"). In September 2001, the Company established an ESPP, following stockholder approval, under which an initial 250,000 shares of common stock could be sold to employees. The shares issuable pursuant to the ESPP were registered on Form S-8 (No. 333-69290) dated September 11, 2001. Beginning in 2003, an annual increase of the lesser of (i) 100,000 shares of common stock, (ii) 2% of the Company's issued and outstanding capital stock on January 1 of such year, and (iii) an amount determined by the Company's board of directors, can be added to the ESPP. No shares have since been added to the ESPP. The ESPP covers all employees working more than 20 hours per week, excluding employees owning 5% or more of the combined voting power of all classes of shares of the Company or its subsidiary corporations. The ESPP provides for six-month "offering periods" beginning September 14, 2001, with a final offering period beginning March 1, 2011, and during such periods employees can participate through payroll deductions of up to 10% of their earnings. At the end of each offering period, participating employees are able to purchase stock at a 15% discount to the market price of Company stock at either the beginning or end of the offering period, whichever is lower. Effective beginning with the September 2005 offering period, the ESPP was amended to reduce the discount offered to employees to a 5% discount to the market price of Company stock at the end of the offering period. Shares purchased through the ESPP cannot exceed $25,000 in fair market value per person per calendar year. During the two years ended December 31, 2005, the Company issued 45,275 and 10,581 shares, respectively, of Common Stock.

      401(K) Plan. The Company offers its employees a 401(K) plan, pursuant to which it may make discretionary contributions. The Company made no contributions in 2005 or 2004, and contributed $5,300 in 2003.

14.   INCOME TAXES

      The following table provides a summary of the current and deferred components of the provision for federal and state income taxes attributable to earnings before income taxes for the three years ended December 31 (in thousands):


                                      2005     2004     2003
      ------------------------------------------------------

      Federal income tax expense:
        Current                        $ -      $ -      $ -
        Deferred                         -        -        -
      State income tax expense:
        Current                         11        -       13
        Deferred                         -        -        -
      ------------------------------------------------------
      Provision for income taxes       $11      $ -      $13
      ======================================================

      Differences between the tax expense reflected in the consolidated financial statements and the amounts calculated at the federal statutory income tax rate of 34% for the three years ended December 31 are as follows (in thousands):


                                                                           2005       2004       2003
      -----------------------------------------------------------------------------------------------

      Income tax benefit at statutory rate                              $(1,123)     $(484)     $(237)
      Increase (reduction) in income taxes
       resulting from:
      Change in state tax benefits                                          (51)      (102)       (71)
      State and local income taxes, net of federal
       income tax benefit                                                    (7)         -         (9)
      Non-recognizable Income from derivative financial instruments        (115)         -          -
      Non-deductible life insurance                                           7          9         (8)
      Non-deductible meals and entertainment                                  7          8          7
      Increase in valuation allowance                                     1,293        569        331
      -----------------------------------------------------------------------------------------------
      Provision for income taxes                                        $    11      $   -      $  13
      ===============================================================================================

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows (in thousands):


                                                        2005        2004
      ------------------------------------------------------------------

      Deferred tax assets:
      Allowance for doubtful accounts                $    25     $    20
      Inventory allowances                               213          38
      Accrued retirement obligation                      239         193
      Property and equipment                              23          19
      Other                                               30          16
      Net operating loss and other carryforwards       3,879       2,830
      ------------------------------------------------------------------
      Total gross deferred tax assets                  4,409       3,116
      Less: valuation allowance                       (4,409)     (3,116)
      ------------------------------------------------------------------
      Net deferred tax assets                        $     -     $     -
      ==================================================================

      The Company has federal net operating loss carryforwards of approximately $9,951,000 that expire through 2025. In 2005 and 2004, the valuation allowance was increased by $1,293,000 and $569,000 to fully offset the Company's deferred tax assets as of December 31, 2005 and 2004, respectively. Management believes that the present valuation allowance is prudent due to the net losses sustained during the three years ended December 31, 2005 and the unpredictability of future earnings.

15.   STOCKHOLDERS' EQUITY (DEFICIENCY)

      On November of 2005, the Company received notice from the American Stock Exchange (the "AMEX") that the Company no longer complied with the AMEX's continued listing standards as set forth in Section 1003 (a) (ii) of the AMEX Company Guide (the "Company Guide"), and that its securities were, therefore, subject to being delisted from the AMEX. The Company was previously granted an eighteen month period to regain compliance with this standard, and such compliance period ended as of November 7, 2005.

      The Company subsequently appealed this determination and on December 14, 2005 participated in a formal hearing before an appointed Listing Qualifications Panel (the "Panel"). On December 19, 2005, the Company received written notice from the AMEX that the Panel had affirmed the earlier determination to delist the common stock of the Company. The notice cited that the Company was as of November 7, 2005, and continued to be, not in compliance with (1) Section 1003(a)(i) of the Company Guide as its stockholders' equity was less than $2 million and it had sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years; and (2) Section 1003(a)(ii) of the Company Guide as its stockholders' equity was less than $4 million and it had sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years.

      On December 30, 2005, the Company's common stock ceased trading on the AMEX; however on the same date the Company obtained quotation of its securities on the Over-the-Counter Bulletin Board (the "OTCBB") and its Common Stock is listed under the symbol "FTGP".

      On December 16, 2005, the Company held a Special Meeting of the Stockholders, and received shareholder approval for (i) the issuance of more than 20% of the Company's outstanding shares of common stock which may arise in connection with the Laurus revolving credit facility as more fully described in Note 6; (ii) the issuance of more than 20% of the Company's outstanding shares of common stock in any one or series or combinations of private offerings sales and issuances to investors of the Company's securities, and a secondary offering sale and issuance to the public of Common Stock, in an approximate amount in the range of $6,000,000 to $26,000,000 (exclusive of any securities which may be sold upon exercise of any over allotment options and (iii) an amendment to the 2002 Plan to increase the number of shares of Common Stock available for grants and awards under the 2002 Plan by 1,000,000 shares, from 1,300,000 to 2,300,000. See Note 18, Subsequent Events-Financing Transactions.

16.   CONCENTRATIONS OF CREDIT RISK

      The principal financial instruments subject to credit risk are as follows:

      Accounts Receivable. The Company extends credit to its customers in the normal course of business. As of December 31, 2005, one customer accounted for 12% of accounts receivable. As of December 31, 2004, one customer accounted for 17% of accounts receivable. Although the Company is subject to changes in economic conditions which may impact its overall credit risk, the Company sells to a wide variety of customers, and does not focus on any particular industry sector. The Company establishes its allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and experience, and other information available to it. Management considers the Company's credit risk to be satisfactorily diversified and believes that its allowance for doubtful accounts is adequate to absorb estimated losses as of December 31, 2005. During the year ended December 31, 2005, one customer accounted for 11.8% of revenue. During the two years ended December 31, 2004, no single customer accounted for more than 10% of revenues.

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

17.   SEGMENT INFORMATION

      Historically, the Company has operated in a single business segment, selling telecommunications equipment to businesses. During 2005, the Company commenced activities related to the development of a new business segment which became operational in January 2006, and provides hosted carrier-based Voice over IP products and related network services to the small-to-medium business marketplace. During the year ended December 31, 2005 this new business segment was in its development stage and did not generate any revenues. Summarized financial information for the Company's reportable business segments for the year ended December 31, 2005 is presented below. Geographic information is not presented because the Company does not operate outside of the United States. Corporate operating expenses consist primarily of compensation and benefits, costs associated with corporate governance and compliance, investor relations, and other shared general expenses not allocated to the business segments.

      Business segment information as of and for the year ended December 31, 2005 is as follows:


                                            Telecom-         IP
                                           munication     Telephony
      (In thousands)                        Equipment     Services      Corporate     Consol.
      ---------------------------------------------------------------------------------------

      Revenues                                $15,203       $     -     $     -       $15,203
      Operating loss                           (1,220)       (1,091)     (1,173)       (3,484)
      Depreciation and amortization of
       property and equipment                      91            19          11           121
      Identifiable assets                       4,624           445         535(a)      5,604
      Capital expenditures                         77           391           -           468
      =======================================================================================

(a) Consists of deferred financing costs not allocated to the operating segments.

      The following table reconciles the totals reported for the operating loss of the segments to the Company's reported loss before income taxes:


                                                                              Year ended
      (In thousands)                                                   December 31, 2005
      ----------------------------------------------------------------------------------

      Total segment operating losses                                             $(2,311)
      Unallocated amounts:
        Corporate expenses                                                        (1,173)
        Interest expense                                                            (105)
        Amortization of discounts on convertible debt and warrants                   (63)
        Derivative instrument income, net                                            339
        Other income                                                                  10
      ----------------------------------------------------------------------------------
      Consolidated loss before income taxes                                      $(3,303)
      ==================================================================================

18.   INTEREST EXPENSE

      Interest expense for the years ended December 31, 2005, 2004 and 2003 was comprised of the following components:


      (In thousands)                                         2005     2004     2003
      -----------------------------------------------------------------------------
      Interest on outstanding borrowings                     $ 76     $ 28     $ 28
      Amortization of deferred financing costs (1)             35        -        -
      Amortization of discounts on convertible notes (2)       57        -        -
      -----------------------------------------------------------------------------
      Interest expense                                       $168      $28      $28
      =============================================================================

<F1>  Amortization of deferred financing costs consists of $6,000 amortization of an imputed discount on warrants issued to the Laurus Master Fund LTD ("Laurus") and $29,000 of amortization of a prepaid facility fee of $117,000 in connection with a revolving credit facility entered into with Laurus on March 31, 2005. These costs are included in deferred financing costs on the Consolidated Balance Sheet, and are being amortized to interest expense over the three-year term of the facility. See Note 6.

<F2>  Discounts imputed in accounting for the Company's convertible notes issued to the Laurus Master Fund pursuant to this credit facility, are being amortized to interest expense over their term using the effective interest method. See Note 6.

19.   SUBSEQUENT EVENTS - FINANCING TRANSACTIONS

      During 2006, the Company has entered into several private placements of debt and equity securities in order to raise capital for use in its current business and the working capital requirements of its start-up IP telephony business. These transactions are summarized below.

      Convertible Debt Issuances
      --------------------------

      On January 30, 2006, the Company issued a $400,000 Convertible Promissory Note and a Warrant to purchase 22,047 shares of common stock to Christopher P. Baker, pursuant to a Convertible Promissory Note and Purchase Agreement. The Convertible Promissory Note was subsequently repaid in full, with interest, on February 8, 2006 and the note was cancelled. The warrants expire ten years from the date of issue, and are exercisable at $1.27 per share. In lieu of exercising the warrant with cash, the Holder may elect to receive that number of shares of common stock equal to the value of the warrant (or that portion being exercised) at the time of exercise.

      On February 8, 2006, the Company issued a $1,000,000 Principal Amount Convertible Promissory Note (the "Sotomar Note") to Sotomar - Empreendimentos Industriais e Imobiliarios, SA (the "Holder") pursuant to a Convertible Note and Warrant Purchase Agreement (the "Purchase Agreement"). The proceeds received by the Company, net of placement agent fees and expenses, amounted to approximately $913,000.

      The following describes certain of the material terms of this transaction. The description below is not a complete description of the terms of the financing transaction and is qualified in its entirety by reference to the specific agreements entered into in connection therewith which are included as exhibits to this Annual Report on Form 10-K.

      Convertible Promissory Note. The outstanding principal amount under the Sotomar Note, plus any accrued but unpaid interest thereon, shall automatically convert into the shares of Series A Preferred Stock of the Company sold by the Company upon the sale of Series A Preferred Stock and warrants to purchase Common Stock to accredited investors in a private placement transaction pursuant to Regulation D (collectively, "Offered Securities") which produces at least $500,000 of aggregate gross proceeds to the Company (a "Preferred Offering"). The conversion price of the Sotomar Note into Series A Preferred Stock upon an automatic conversion pursuant to this Section shall be equal to the price paid per unit of Offered Securities by investors in the Preferred Offering. In the event a Preferred Offering does not occur by 90 days from the issuance of the Sotomar Note (the "Maturity Date"), all of the outstanding Principal Amount under the Sotomar Note, plus any accrued but unpaid interest thereon, shall be, at Holder's sole discretion, (i) converted into shares of the Company's Common Stock, $.001 par value per share, at a conversion price equal to 110% of the average of the closing bid prices of the Company's Common Stock reported for the last ten (10) trading days immediately prior to the Maturity Date (the "Conversion Price"); (ii) paid in cash to Holder; or (iii) paid in any combination of (i) and (ii). Moreover, the conversion rights outlined above shall apply to the Sotomar Note in the event of a merger or consolidation with or into any other entity or a sale, transfer, lease, conveyance or exclusively license all or substantially all of the Company's assets. Upon conversion of the Sotomar Note into any securities of the Company, the Holder shall be entitled to the same rights, privileges and preferences as the other holders of such securities.

      Interest on the Sotomar Note accrues at the per annum rate of 10%. If this note is subject to an Event of Acceleration, the interest rate shall increase to 18% per annum (or such lesser amount as may not be prohibited by applicable law) until such principal amount plus accrued but unpaid interest is paid in full.

      The Company has the right to prepay the principal amount and any accrued interest thereon in whole or in part without penalty or premium at any time. Prior to making an optional prepayment, the Company shall give Holder five days' prior written notice of its intention to make a prepayment. Upon any notice of prepayment, Holder shall have the option to convert all but not less than all of the principal amount then outstanding under this Note, plus any accrued but unpaid interest thereon, into shares of Series A Preferred Stock. Any prepayment amount shall be applied first to any accrued but unpaid interest, and then to the principal amount.

      Warrant to Purchase Shares of Stock. In connection with the issuance of the Sotomar Note, the Holder received a warrant to purchase up to an aggregate 529,134 shares of the Company's common stock at an exercise price of $1.27 per share. The warrant expires ten years from issuance. In lieu of exercising the warrant with cash, the Holder may elect to receive that number of shares of common stock equal to the value of the warrant (or that portion being exercised) at the time of exercise.

      In connection with the above transactions, the Company issued to its placement agent a warrant (the "Placement Agent Warrant") to purchase up to an aggregate 150,000 shares of the Company's common stock at an exercise price of $1.27 per share. The Placement Agent Warrant expires five years from issuance. In lieu of exercising this warrant with cash, the placement agent may elect to receive that number of shares of common stock equal to the value of the warrant (or that portion being exercised) at the time of exercise.

      The exercise price and the number of securities of the Company into which the Sotomar Note and warrant, and the Placement Agent Warrant may be converted shall be appropriately adjusted for any stock splits, subdivisions, combinations, distributions and the like.

Series A Preferred Stock Issuances
----------------------------------

      On February 17, 2006 the Company sold 44,117 Units to Meadowbrook Opportunity Fund LLC at a price of $17.00 per Unit. On March 17, 2006 the Company sold 91,433 Units to the following investors at a price of $17.00 per Unit: Sotomar - Empreendimentos Industriais e Imobiliarios, SA, William
A. Boyd, Suzy Ulrich, Richard J Cranmer, Watamar & Partners SA, Thomas Barrett, Case Holdings Co., Inc., Allan Sorensen, Chuck & Joy Hartz, Hartz Family Foundation, Barton Ferris, Jr. and William Harner (together with Meadowbrook Opportunity Fund LLC the "Investors"). Each Unit consists of
(i) one share of the Company's Series A Preferred Stock, $.001 par value per share, and (ii) a Warrant to purchase five shares of the Company's Common Stock, par value $.001 per share, at an exercise price of $2.125 per share (the Series A Preferred Stock and the Warrant together "Securities"). The Securities were not registered under the Securities Act of 1933, as amended, or applicable state securities laws. The Securities are subject to restrictions on transferability and resale and may not be transferred or resold except as permitted under the Securities Act of 1933, as amended, and applicable state securities laws, pursuant to registration or exemption from those laws. The proceeds received by the Company, net of placement agent fees and expenses, aggregated $2,095,958.

      The following describes certain of the material terms of the Series A Preferred Stock transactions. The description below is not a complete description of the terms of the financing transaction and is qualified in its entirety by reference to the specific agreements entered into in connection therewith which are included as exhibits to this Annual Report on Form 10-K.

      Series A Preferred Stock. The Investors received certain rights in connection with its purchase of the Series A Preferred Stock:

      * The Investor shall be entitled to receive in preference to any dividend on the Common Stock a cumulative non-compounding dividend at the rate of 8% per annum of the original Preferred A per share price.

      * In the event of any liquidation or winding up of the Company, the Investors shall be entitled to receive in preference to the holders of the Common Stock an amount equal to two times the original Preferred A per share price plus any declared but unpaid dividends.

      * The conversion price of the Series A Preferred Stock will be subject to a weighted average adjustment (based on all deemed outstanding shares of Common Stock and shares of Preferred Stock) and to reduce dilution in the event that the Company issues additional equity securities (other than the shares reserved for issuance under or to Laurus Master Fund Ltd., the Company's Stock Option Plan, the Company's Employee Stock Purchase Plan, employees, officers, consultants and directors of the Company, and under other currently existing options, warrants and obligations to issue shares) at a purchase price less than the Series A Preferred Stock conversion price. The Series A Preferred Stock conversion price will also be subject to proportional adjustment for stock splits, stock dividends, recapitalizations and the like.

      * The Series A Preferred Stock will vote together with the Common Stock and not as a separate class except as required by law, however, the Series A Preferred Stock, exclusively and as a separate class, will be entitled to elect one (1) director of the Corporation. Each share of Series A Preferred Stock shall have a number of votes equal to the number of shares of Common Stock then issuable upon conversion of such share of Series A Preferred Stock .

      Warrant to Purchase Shares of Stock. The Investors received warrants to purchase up to an aggregate 677,750 shares of the Company's common stock at an exercise price of $2.125 per share. The warrants expire five years from issuance. In lieu of exercising the warrants with cash, the Holders may elect to receive that number of shares of common stock equal to the value of the warrant (or that portion being exercised) at the time of exercise.

      Registration rights. The Company agreed to use its best efforts to register the common stock underlying the Securities for resale via a Form S-3 or other appropriate registration statement ("Registration Statement") within 90 days after the completion of the Series A Offering. The Company agreed to respond to Securities and Exchange Commission Registration Statement comments within 10 days and request effectiveness of the Registration Statement within 3 days of "no review" or "no further comments".

      Pursuant to the terms of the Sotomar Note described above, and as a result of the aforementioned sale of Series A Preferred Stock, on February 17, 2006 the Sotomar Note, together with interest accrued thereon, converted into 58,970 shares of Series A Preferred Stock.

      In connection with the above Series A Preferred Stock transactions, the Company issued to its placement agent warrants (the "Placement Agent Warrants") (i) to purchase up to an aggregate 101,660 shares of the Company's common stock at an exercise price of $2.125 per share and (ii) to purchase up to an aggregate 20,332 shares of the Company's Series A Preferred Stock at an exercise price of $17.00 per share. The Placement Agent Warrants expire ten years from issuance. In lieu of exercising the warrants with cash, the placement agent may elect to receive that number of shares of common stock or Series A Preferred Stock, as applicable, equal to the value of the warrant (or that portion being exercised) at the time of exercise.

20.   RELATED PARTY TRANSACTIONS

      As described in Note 10, on October 1, 2004, the Company entered into an employment agreement with Mr. Jean-Marc Stiegemeier in connection with his appointment as President and Chief Executive Officer of the Company. From August 16, 2004 to October 1, 2004, he provided business consulting services to the Company for which he earned $50,000 in fees. Prior to Mr. Alfred Stein's employment with the Company, he provided business consulting services to the Company for which he earned $40,000 in fees for the period September 13, 2004 to January 15, 2005.

      The Company has an agreement with Straitshot Communications, Inc., a Washington corporation, ("Straitshot") for certain communications services and equipment in connection with our OIPV offering. Our Chairman and CEO, Mr. Stiegemeier, is currently a member of the Board of Directors of Straitshot.

21.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized quarterly financial data for 2005 and 2004 is as follows (dollars in thousands except earnings (loss) per share):


                                                                   Quarter
---------------------------------------------------------------------------------------------
2005                                              First     Second       Third     Fourth (a)
---------------------------------------------------------------------------------------------

Revenues                                        $ 2,409     $4,483     $ 4,807     $ 3,504
Gross Profit                                        754      1,336       1,239         440
Operating loss                                     (630)      (429)       (646)     (1,779)
Net loss                                           (639)      (474)       (704)     (1,497)
Loss per common share:
  Basic and diluted                             $  (.19)    $ (.14)       (.20)       (.40)
Weighted average common shares outstanding:
  Basic and diluted                               3,328      3,353       3,511       3,780
=============================================================================================

(a) Includes a $385,000 charge to increase reserves for inventory obsolescence. Also includes a net credit of $415,000 to correct the accounting for its financing transactions with the Laurus Master Fund LTD as further described in Note 6. The effect of this correction of accounting on previously reported quarters of 2005 is as follows:


                                                                   Quarter
---------------------------------------------------------------------------------------------
2005 (as Restated)                                First     Second       Third     Fourth
---------------------------------------------------------------------------------------------

Revenues                                        $ 2,409     $4,483     $ 4,807     $ 3,504
Gross Profit                                        754      1,336       1,239         440
Operating loss                                     (630)      (429)       (646)     (1,779)
Net income (loss)                                (1,032)       202      (2,648)        164
Income (loss) per common share:
  Basic                                         $  (.31)    $  .06     $  (.75)    $   .04
  Diluted                                       $  (.31)    $  .05     $  (.75)    $   .03
Weighted average common shares outstanding:
  Basic                                           3,328      3,353       3,511       3,780
  Diluted                                         3,328      4,391       3,511       6,536
=============================================================================================


                                                                   Quarter
---------------------------------------------------------------------------------------------
2004                                              First     Second       Third     Fourth (b)
---------------------------------------------------------------------------------------------

Revenues                                        $ 3,406     $2,889     $ 3,338     $ 2,711
Gross Profit                                        877        604         804         608
Operating loss                                     (333)      (406)       (176)       (487)
Net loss                                           (341)      (414)       (175)       (494)
Loss per common share:
  Basic and diluted                                (.10)      (.12)       (.05)       (.16)
Weighted average common shares outstanding:
  Basic and diluted                               3,313      3,316       3,317       3,322
=============================================================================================

(b) Includes a $26,000 credit to income from a reduction in the Company's reserves for sales and product returns.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Farmstead Telephone Group, Inc.

We have audited the consolidated financial statements of Farmstead Telephone Group, Inc. (the "Company") as of December 31, 2005 and 2004, and for each of the years in the three-year period ended December 31, 2005, and have issued our report thereon dated April 4, 2006. Our audit also included the financial statement schedule of Farmstead Telephone Group, Inc., listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/ CARLIN, CHARRON & ROSEN, LLP
Glastonbury, Connecticut
April 4, 2006

               SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
                               (In thousands)


                                                               Column C- Additions
                                                          ------------------------------
                                                               (1)              (2)
                                           Column B-         Charged          Charged                     Column E-
                                           Balance at     (credited) to    (credited) to                  Balance at
                                          beginning of      costs and          other        Column D-       End of
        Column A- Description                period         expenses         accounts       Deductions      period
--------------------------------------    ------------    -------------    -------------    ----------    ----------

Year 2005
Allowance for doubtful accounts              $   60          $ 36                -            $ 21*         $   75
Inventory valuation reserves                    118           581                -              72*            627
Deferred tax asset valuation allowance        3,116              **              -

Year 2004
Allowance for doubtful accounts              $   80          $ 18                -            $ 38*         $   60
Inventory valuation reserves                    359           106                -             347*            118
Deferred tax asset valuation allowance        2,547           569**              -               -           3,116

Year 2003
Allowance for doubtful accounts              $   47          $ 75                -            $ 42*         $   80
Inventory valuation reserves                    562            28                -             231*            359
Deferred tax asset valuation allowance        2,216           331**              -               -           2,547

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

      3.1 Certificate of Incorporation [Exhibit 3(a) to the S-18 Registration Statement of the Company's securities declared effective on April 13, 1987 (File No. 3-9556B)]
      3.2 Certificate of Amendment of Certificate of Incorporation [Exhibit 3(a) to Amendment No. 2 to SB-2 Registration Statement dated July 22, 1996 (Registration No. 333-5103)]
      3.3 Certificate of Amendment of Certificate of Incorporation of Farmstead Telephone Group, Inc., dated July 10, 1991 [Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 1991]
      3.4 Amended and Restated By-Laws [Exhibit 3(d) to the Annual Report on Form 10-K for the year ended December 31, 2000]
      3.5 Certificate of Designation to the Certificate of Incorporation of Farmstead Telephone Group, Inc., dated February 17, 2006 [Exhibit 99.1 to the Form 8-K Current Report filed February 24, 2006]
      4.1 Amended 1992 Stock Option Plan [Exhibit to the Proxy Statement on Schedule 14A filed April 14, 1998 (File No. 001-12155)]
      4.2 Farmstead Telephone Group, Inc. 2002 Stock Option Plan [Appendix A to the Proxy Statement on Schedule 14A filed April 19, 2002 for the 2002 Annual Meeting of Stockholders]
      4.3 Warrant to Purchase common stock of Farmstead Telephone Group, Inc. issued to Jean-Marc Stiegemeier October 1, 2004 [Exhibit 4(a) to the Form 8-K Current Report filed October 6, 2004]
      4.4 Warrant to Purchase common stock of Farmstead Telephone Group, Inc. issued to Alfred G. Stein January 15, 2005*
      4.5 Warrant to Purchase common stock of Farmstead Telephone Group, Inc. issued to Nevelle R. Johnson March 1, 2005 [Exhibit 4(a) to the Form 8-K Current Report filed March
               4, 2005]
      4.6 Security Agreement dated March 31, 2005 by and among Laurus Master Fund, Ltd. and Farmstead Telephone Group, Inc. [Exhibit 99.1 to the Form 8-K Current Report filed April 5, 2005]
      4.7      Secured Revolving Note dated as of March 31, 2005. [Exhibit
               99.2 to the Form 8-K Current Report filed April 5, 2005]
      4.8 Secured Convertible Minimum Borrowing Note dated as of March 31, 2005 [Exhibit 99.1 to the Form 8-K Current Report filed April 5, 2005]
      4.9 Common Stock Purchase Warrant dated as of March 31, 2005 [Exhibit 99.1 to the Form 8-K Current Report filed April 5, 2005]
      4.10 Minimum Borrowing Note Registration Rights Agreement dated as of March 31, 2005 [Exhibit 99.1 to the Form 8-K Current Report filed April 5, 2005]
      4.11 Convertible Promissory Note and Warrant Purchase Agreement, dated February 8, 2006, entered into with Sotomar - Empreendimentos Industriais e Imobiliarios, SA 2005 [Exhibit
               99.1 to the Form 8-K Current Report filed February 14, 2006]
      4.12 Convertible Promissory Note, dated February 8, 2006, issued to Sotomar - Empreendimentos Industriais e Imobiliarios, SA [Exhibit 99.2 to the Form 8-K Current Report filed February 14, 2006]
      4.13 Warrant to Purchase Shares of Common Stock, dated February 8, 2006, issued to Sotomar - Empreendimentos Industriais e Imobiliarios, SA SA [Exhibit 99.3 to the Form 8-K Current Report filed February 14, 2006]
      4.14 Warrant to Purchase Shares of Common Stock, dated February 8, 2006, issued to C.P. Baker Securities, Inc. SA [Exhibit
               99.4 to the Form 8-K Current Report filed February 14, 2006]
      4.15 Series A Preferred Stock and Warrant Purchase Agreement dated February 17, 2006, entered into with Meadowbrook Opportunity Fund LLC SA [Exhibit 99.1 to the Form 8-K Current Report filed February 24, 2006]
      4.16 Series A Preferred Stock and Warrant Purchase Agreement dated March 17, 2006, entered into with Sotomar - Empreendimentos Industriais e Imobiliarios, SA, William A. Boyd, Suzy Ulrich, Richard J Cranmer, Watamar & Partners SA, Thomas Barrett, Case Holdings Co., Inc., Allan Sorensen, Chuck & Joy Hartz, Hartz Family Foundation, Barton Ferris, Jr. and William Harner [Exhibit 99.1 to the Form 8-K Current Report filed March 21, 2006]

     10.1 Agreement of Lease By and between Tolland Enterprises and Farmstead Telephone Group, Inc., dated November 5, 1996 [Exhibit 10.1 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996]
     10.2 Employment Agreement dated as of January 1, 1998 between Farmstead Telephone Group, Inc. and George J. Taylor, Jr. [Exhibit 10.5 to the Annual Report on Form 10-KSB for the year ended December 31, 1997]
     10.3 Supplemental Executive Retirement Plan, effective as of January 1, 1998 [Exhibit 10.6 to the Annual Report on Form 10-KSB for the year ended December 31, 1997]
     10.4 Rider #1 to Lease Dated November 5, 1996 By and Between Tolland Enterprises ("Landlord") and Farmstead Telephone Group, Inc. ("Tenant"), attached as of May 27, 1999 [Exhibit 10(cc) to the Annual Report on Form 10-K for the year ended December 31, 1999]
     10.5 First Amendment of Lease, dated June 30, 1999, By and Between Tolland Enterprises ("Landlord") and Farmstead Telephone Group, Inc. ("Tenant") [Exhibit 10(dd) to the Annual Report on Form 10-K for the year ended December 31, 1999]
     10.6 Employment Agreement dated as of January 1, 2000 between Farmstead Telephone Group, Inc. and Robert G. LaVigne [Exhibit 10(ee) to the Annual Report on Form 10-K for the year ended December 31, 2000]
     10.7 Farmstead Telephone Group, Inc. Employee Stock Purchase Plan [Appendix B to the to the Proxy Statement on Schedule 14A filed April 13, 2001 for the 2001 Annual Meeting of Stockholders]
     10.8 Limited Liability Company Agreement of InfiNet Systems LLC, effective February 1, 2001 [Exhibit 10(dd) to the Annual Report on Form 10-K for the year ended December 31, 2001]
     10.9 Restated First Addendum To That Certain Employment Agreement Between Farmstead Telephone Group, Inc. and George J. Taylor, Jr., effective August 1, 2001 [Exhibit 10(ff) to the Annual Report on Form 10-K for the year ended December 31, 2001]
     10.10 Avaya Inc. Reseller Master Terms and Conditions; Agreement No. AVNERA1-060601, dated May 31, 2002. [Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002]
     10.11 Loan and Security Agreement dated February 19, 2003 by and between Business Alliance Capital Corp. and Farmstead Telephone Group, Inc. 2001 [Exhibit 10(v) to the Annual Report on Form 10-K for the year ended December 31, 2002]
     10.12 Revolving Credit Master Promissory Note dated February 19, 2003 between Business Alliance Capital Corporation and Farmstead Telephone Group, Inc. [Exhibit 10(w) to the Annual Report on Form 10-K for the year ended December 31, 2002]
     10.13 Second Addendum to That Certain Employment Agreement Between Farmstead Telephone Group, Inc. and George J. Taylor, Jr., Dated as of January 1, 1998, as Amended by That Certain Restated First Addendum Dated as of August 1, 2001[Exhibit 10(x) to the Annual Report on Form 10-K for the year ended December 31, 2002]
     10.14 Revolving Credit Master Promissory Note dated February 19, 2004 between Business Alliance Capital Corporation and Farmstead Telephone Group, Inc.
     10.15 Modification Agreement dated February 19, 2004 between Business Alliance Capital Corporation and Farmstead Telephone Group, Inc.
     10.16 Third Addendum to That Certain Employment Agreement Between Farmstead Telephone Group, Inc. and George J. Taylor, Jr., Dated as of January 1, 1998, as Amended by That Certain Restated First Addendum Dated as of August 1, 2001and as Further Amended by That Certain Second Addendum Dated as of January 1, 2003
     10.17 Second Addendum to That Certain Employment Agreement between Farmstead Telephone Group, Inc. and Robert G. LaVigne dated as of January 1, 2000 as Amended by That First Addendum Dated as of January 1, 2003
     10.18     Amendment to Reseller Master Terms and Conditions:
               Authorized Remanufactured Supplier (ARS) Program Between Avaya Inc. and Farmstead Telephone Group, Inc., dated October 28, 2003
     10.19 Employment Agreement dated October 1, 2004 between Farmstead Telephone Group, Inc. and Jean-Marc Stiegemeier. [Exhibit 10(a) to the Form 8-K Current Report filed October 6, 2004]
     10.20 Fourth Addendum to that Certain Employment Agreement Between Farmstead Telephone Group, Inc. and George J. Taylor, Jr. Dated as of January 1, 1998 as Amended by that Certain Restated First Addendum Dated as of August 1, 2001; as Further Amended by that Certain Second Addendum Dated as of January 1, 2003; and as Further Amended by that Certain Third Addendum Dated as of January 1, 2004. [Exhibit 10(b) to the Form 8-K Current Report filed October 6, 2004]

     10.21     Agreement between Farmstead Telephone Group, Inc. and Jean-
               Marc Stiegemeier dated August 16, 2004 [Exhibit 10(c ) to
               Form 10-Q for the quarter ended September 30, 2004].
     10.22     Employment Agreement dated January 15, 2005 between
               Farmstead Telephone Group, Inc. and Alfred G. Stein*
     10.23     Employment Agreement dated March 1, 2005 between Farmstead
               Telephone Group, Inc. and Nevelle R. Johnson [Exhibit 10(a)
               to the Form 8-K Current Report filed March 4, 2005]
     10.24     First Addendum to that Certain Employment Agreement Between
               Farmstead Telephone Group, Inc. and Jean-Marc Stiegemeier,
               Dated as of October 1, 2004 [Exhibit 99(a) to the Form 8-K
               Current Report filed October 14, 2005]
     21        Subsidiaries *
     31.1      Certification of the Principal Executive Officer pursuant to
               Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002. *
     31.2      Certification of the Principal Financial Officer pursuant to
               Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002. *
     32.1      Certification of the Chief Executive Officer, pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
     32.2      Certification of the Chief Financial Officer, pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

--------------------
*     filed herewith.