Form 10-Q/A
period 2005-03-31
FARMSTEAD TELEPHONE GROUP INC
filed 2006-05-15
CIK 804331

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-Q/A

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

                 For the quarterly period ended March 31, 2005

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

         For the transition period from _____________ to ______________

         Commission File Number: 001-12155

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

-------------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                          changed since last report)

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

===============================================================================

EXPLANATORY NOTE:
-----------------

         This Form 10-Q/A to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, initially filed with the Securities and Exchange Commission on May 16, 2005, amends Part I, Items 1 and 2 for the three months ended March 31, 2005. This Form 10-Q/A continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and we have not updated the disclosures contained herein to reflect events that occurred at a later date, except for items related to the restatement or where otherwise indicated.

         The restatement pertains primarily to a correction in the accounting for warrants issued to the Laurus Master Fund Ltd. ("Laurus") pursuant to a $3 million credit facility obtained effective March 31, 2005. See a more detailed discussion of the restatement in Item 1, Note 1- "Restatement" to the Notes to Consolidated Financial Statements.

         We anticipate filing amended reports on Form 10-Q/A for the quarterly periods ended June 30, 2005 and September 30, 2005 which will reflect a continuation of corrections in the accounting for convertible notes and warrants issued to Laurus during 2005. The consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 included in our Annual Report on Form 10-K for the year ended December 31, 2005 should be relied upon.

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

                                                                            Page

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

        Consolidated Balance Sheets -- March 31, 2005 and
          December 31, 2004 .............................................    3
        Consolidated Statements of Operations -- Three Months Ended
          March 31, 2005 and 2004 .......................................    4
        Consolidated Statement of Changes in Stockholders' Equity --
          Three Months Ended March 31, 2005. ............................    4
        Consolidated Statements of Cash Flows -- Three Months Ended
           March 31, 2005 and 2004 ......................................    5
        Notes to Consolidated Financial Statements ......................    6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS .............................   12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ......   17

ITEM 4. CONTROLS AND PROCEDURES .........................................   17

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS ...............................................   17

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS......   17

ITEM 3. DEFAULTS UPON SENIOR SECURITIES .................................   17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 17

ITEM 5. OTHER INFORMATION ...............................................   17

ITEM 6. EXHIBITS ........................................................   17

SIGNATURES ..............................................................   18

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                                  FARMSTEAD TELEPHONE GROUP, INC.
                                    CONSOLIDATED BALANCE SHEETS

                                                                          March 31,       December 31,
(In thousands)                                                                 2005               2004
------------------------------------------------------------------------------------------------------
                                                                        (Unaudited)
                                                                      (As Restated)
ASSETS
Current assets:
  Cash and cash equivalents                                                $    247           $    217
  Accounts receivable, net                                                    1,544              1,453
  Inventories, net                                                            1,588              1,627
  Other current assets                                                          359                378
------------------------------------------------------------------------------------------------------
Total Current Assets                                                          3,738              3,675
------------------------------------------------------------------------------------------------------
Property and equipment, net                                                     281                268
Deferred financing costs (Note 6)                                               564               --
Other assets                                                                    104                107
------------------------------------------------------------------------------------------------------
Total Assets                                                               $  4,687           $  4,050
------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                         $  1,656           $  1,110
  Accrued expenses and other current liabilities                                609                242
  Debt maturing within one year (Note 7)                                        153                187
------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                     2,418              1,539
------------------------------------------------------------------------------------------------------
Postretirement benefit obligation                                               624                593
Long-term debt (Note 7)                                                          60                 39
Derivative financial instruments (Note 6)                                       728               --
------------------------------------------------------------------------------------------------------
Total Liabilities                                                             3,830              2,171
------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 11)
Stockholders' Equity:
  Preferred stock, $0.001 par value; 2,000,000 shares authorized;
    no shares issued and outstanding                                           --                 --
  Common stock, $0.001 par value; 30,000,000 shares authorized;
    3,342,730 and 3,322,182 shares issued and outstanding at
    March 31, 2005 and December 31, 2004, respectively                            3                  3
  Additional paid-in capital                                                 12,327             12,320
  Accumulated deficit                                                       (11,452)           (10,420)
  Accumulated other comprehensive loss                                          (21)               (24)
------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                      857              1,879
------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                 $  4,687           $  4,050
------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                        FARMSTEAD TELEPHONE GROUP, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)
                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                    ---------------------------
(In thousands, except per share amounts)                                             2005                  2004
--------------------------------------------------------------------------------------------------------------
                                                                                (As Restated)
Revenues:
Equipment                                                                         $ 1,965              $ 2,922
Services and other revenue                                                            444                  484
--------------------------------------------------------------------------------------------------------------
Net revenues                                                                        2,409                3,406

Cost of revenues:
Equipment                                                                           1,319                2,046
Services and other revenue                                                            234                  272
Other cost of revenues                                                                102                  211
--------------------------------------------------------------------------------------------------------------
Total cost of revenues                                                              1,655                2,529
--------------------------------------------------------------------------------------------------------------
Gross profit                                                                          754                  877
Selling, general and administrative expenses                                        1,384                1,210
--------------------------------------------------------------------------------------------------------------

Operating loss                                                                       (630)                (333)

Other income (expense):
Interest expense                                                                       (8)                  (6)
Derivative instrument expense                                                        (393)                --
Other income                                                                            3                    1
--------------------------------------------------------------------------------------------------------------
Total other income (expense)                                                         (398)                  (5)
--------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                           (1,028)                (338)
Provision for income taxes                                                              4                    3
--------------------------------------------------------------------------------------------------------------
Net loss                                                                          $(1,032)             $  (341)
--------------------------------------------------------------------------------------------------------------
Basic and diluted net loss per common share                                       $  (.31)             $  (.10)
Weighted average common shares outstanding:
  Basic and diluted                                                                 3,328                3,313
--------------------------------------------------------------------------------------------------------------

                                              FARMSTEAD TELEPHONE GROUP, INC.
                                             CONSOLIDATED STATEMENT OF CHANGES
                                            IN STOCKHOLDERS' EQUITY (UNAUDITED)
                                      Three Months ended March 31, 2005 (As Restated)
                                                                                              Accumulated
                                                          Additional                                Other
                                         Common Stock        Paid-in      Accumulated       Comprehensive
(In thousands)                          Shares   Amount      Capital          Deficit                Loss            Total
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004             3,322       $3      $12,320         $(10,420)               $(24)           $1,879
Net loss                                     -        -            -           (1,032)                  -            (1,032)
Amortization of pension liability
adjustment                                                                                              3                 3
Comprehensive loss                                                                                                   (1,029)
Issuance of common stock                    21        -            7                -                   -                 7
---------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2005                3,343       $3      $12,327         $(11,452)               $(21)           $  857
---------------------------------------------------------------------------------------------------------------------------

                               See accompanying notes to consolidated financial statements.

                                 FARMSTEAD TELEPHONE GROUP, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                         Three Months Ended
                                                                              March 31,
                                                                       ----------------------
(In thousands)                                                           2005            2004
---------------------------------------------------------------------------------------------
                                                                   (As Restated)
Cash flows from operating activities:
  Net loss                                                           $ (1,032)       $   (341)
  Adjustments to reconcile net loss to net cash flows
    provided by (used in) operating activities:
    Provision for doubtful accounts receivable                              9               9
    Provision for losses on inventories                                     8               9
    Depreciation and amortization                                          25              36
    Derivative instruments expense                                        393            --
    Decrease in accumulated other comprehensive loss                        3               2
    Increase in accrued postretirement benefit obligation                  31              29
    Changes in operating assets and liabilities:
    Increase in accounts receivable                                      (100)           (485)
    (Increase) decrease in inventories                                     31            (380)
    Decrease (increase) in other assets                                    22             (36)
    Increase in accounts payable                                          546             265
    Increase in accrued expenses and other current liabilities            367             119
---------------------------------------------------------------------------------------------
    Net cash provided by (used in) operating activities                   303            (773)
---------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property and equipment                                      (3)            (12)
---------------------------------------------------------------------------------------------
    Net cash used in investing activities                                  (3)            (12)
---------------------------------------------------------------------------------------------
Cash flows from financing activities:
    (Repayments) borrowings under revolving credit line                   (46)            305
    Increase in deferred financing costs                                 (229)           --
    Proceeds from issuance of common stock                                  7               2
    Repayments of long-term debt and capital lease obligations             (2)           --
---------------------------------------------------------------------------------------------
    Net cash (used in) provided by financing activities                  (270)            307
---------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       30            (478)
Cash and cash equivalents at beginning of period                          217             827
---------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                           $    247        $    349
---------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                         $      8        $      6
    Income taxes                                                            2               4
  Non-cash financing and investing activities:
    Purchase of equipment under capital lease                              36            --
    Discount on warrants issued to Laurus                                 335            --

                  See accompanying notes to consolidated financial statements


                        FARMSTEAD TELEPHONE GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION, BUSINESS OPERATIONS, AND SIGNIFICANT ACCOUNTING
   POLICIES

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

Restatement

         The accompanying consolidated financial statements as and for the three months ended March 31, 2005 (the " 2005 Financial Statements") have been restated to correct an error pertaining to the accounting for warrants issued to the Laurus Master Fund Ltd. (the "Laurus Warrants") in connection with the execution of a three-year Secured Revolving Note agreement dated March 31, 2005. Specifically, the Company has adjusted its 2005 Financial Statements in order to revalue the fair market value of the Laurus Warrants as of March 31, 2005 and apply the accounting methodology required under EITF Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Applying this methodology resulted in the recording of a derivative financial instrument liability attributable to the Laurus Warrants in the amount of $728,000 as of March 31, 2005, and a non-cash expense in the amount of $393,000. The effect of the foregoing on the 2005 Financial Statements is as follows:


                                            Three Months Ended March 31, 2005
                                          -------------------------------------
                                          As Previously
(in thousands, except per share amounts)       Reported        As Restated
-------------------------------------------------------------------------------
Consolidated Balance Sheet:
Total assets                                     $4,538          $4,687
Total liabilities                                 3,102           3,830
Stockholders' equity                              1,436             857
Consolidated Results of Operations:
Operating loss                                     (630)           (630)
Net loss                                           (639)         (1,032)
Net loss per common share                         $(.19)          $(.31)
-------------------------------------------------------------------------------

Business Operations

         As presented in the consolidated financial statements contained in this report, the Company incurred a net loss of $1,032,000 for the quarter ended March 31, 2005. This net loss includes a non-cash derivative instrument expense of $393,000 arising from the valuation of common stock purchase warrants issued to the Laurus Master Fund, Ltd. ("Laurus") in connection with a three-year convertible revolving credit facility entered into effective March 31, 2006, as more fully described in Note 6 - Convertible Debt. In addition, the Company has incurred substantial losses in each of the past four fiscal years. These losses have been primarily the result of significant declines in revenues over these periods. As further described in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the Company has taken several measures to turnaround its operating performance. The turnaround strategy is principally based upon building a larger and more highly qualified sales force, and diversifying the Company's product offerings and targeted customers. The business strategy is to transition to a full communications solutions provider, becoming less dependent on parts sales, and developing more sources of recurring revenues, such as through installation and maintenance services. As a part of the turnaround plan, the Company hired a new President and CEO in October 2004, and two Executive Vice Presidents -- one responsible for operations (hired in January 2005) and one responsible for sales (hired in March 2005). In March, the Company significantly expanded its sales infrastructure and opportunities, first by the hiring of twenty three sales and sales support professionals formerly employed by Avaya Inc., and second by entering into a trial agreement with Avaya to provide products and services to the SMB ("small-to-medium sized business") market which commenced in March with the launch of a nationwide SMB sales program. At the end of March 2005, the Company's direct sales force was 83% larger than in March 2004, and March 2005 bookings and revenues were significantly higher than in recent months. The Company intends to hire additional sales professionals during 2005 as required to meet its SMB revenue expectations. In May 2005, the Company formed a wholly-owned subsidiary named "One IP Voice" which, when operational, will offer carrier-based hosted IP telephony services along with network services. Its primary target will be the SMB market.

         In order to finance its business expansion plans, effective March 31, 2005 the Company entered into a $3 million credit arrangement with Laurus, replacing a $1.7 million credit facility with Business Alliance Capital Corporation. For additional information, refer to Note 6- Convertible Debt, contained herein.

Significant Accounting Policies

Derivative financial instruments

         We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We review the terms of convertible debt and equity instruments we issue to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, we may issue freestanding warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. We may also issue options or warrants to non-employees in connection with consulting or other services they provide.

         Certain instruments, including convertible debt and equity instruments and the freestanding options and warrants issued in connection with those convertible instruments, may be subject to registration rights agreements, which impose penalties for failure to register the underlying common stock by a defined date. The existence of the potential cash penalties under the related registration rights agreement requires that the embedded conversion option be accounted for as a derivative instrument liability. Similarly, the potential cash penalties under the related registration rights agreement may require us to account for the freestanding options and warrants as derivative financial instrument liabilities, rather than as equity. In addition, when the ability to physical or net-share settle the conversion option, or the exercise of the freestanding options or warrants, is deemed to not be within the control of the Company, the embedded conversion option or freestanding options or warrants may be required to be accounted for as a derivative financial instrument liability.

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

2. RECLASSIFICATIONS

Certain amounts in prior years' financial statements have been reclassified to conform to the 2005 presentation.


3. ACCOUNTS RECEIVABLE, NET

                                                    March 31,      December 31,
         (In thousands)                                  2005              2004
         ----------------------------------------------------------------------
         Trade accounts receivable                     $1,383            $1,379
         Less: allowance for doubtful accounts            (69)              (60)
         ----------------------------------------------------------------------
         Trade accounts receivable, net                 1,314             1,319
         Other receivables                                230               134
         ----------------------------------------------------------------------
         Accounts receivable, net                      $1,544            $1,453
         ----------------------------------------------------------------------

         Other receivables consist of commissions, rebates and other dealer incentives due from Avaya Inc., and are recorded in the consolidated financial statements when earned. Refer to Note 1- Accounting for Manufacturer Incentives, in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

4. INVENTORIES, NET

                                                    March 31,      December 31,
         (In thousands)                                  2005              2004
         ----------------------------------------------------------------------
         Finished goods and spare parts                $1,292            $1,341
         Work in process (a)                              296               352
         Rental equipment                                  42                52
         ----------------------------------------------------------------------
                                                        1,630             1,745
         Less: reserves for excess and obsolete
           inventories                                    (42)             (118)
         ----------------------------------------------------------------------
         Inventories, net                              $1,588            $1,627
         ----------------------------------------------------------------------

         (a) Work in process inventories consist of used equipment requiring repair or refurbishing.

5. PROPERTY AND EQUIPMENT, NET

                                          Estimated
                                        Useful Lives   March 31,   December 31,
  (In Thousands)                           (Yrs.)           2005           2004
  -----------------------------------------------------------------------------
  Computer and office equipment             3 - 5         $1,073         $1,071
  Furniture and fixtures                    5 - 10           288            288
  Leasehold improvements                    10               171            171
  Capitalized software development costs    5                 98             98
  Automobile                                5                 50             50
  Leased equipment under capital lease                        36              -
  -----------------------------------------------------------------------------
                                                            1,716         1,678
  Less: accumulated depreciation and
    amortization                                           (1,435)       (1,410)
  -----------------------------------------------------------------------------
  Property and equipment, net                               $ 281         $ 268
  -----------------------------------------------------------------------------

Leased equipment under capital lease consists of computer equipment.

6. CONVERTIBLE DEBT

         On March 31, 2005, the Company entered into a financing transaction with Laurus, providing for a three-year, $3 million ("Capital Availability Amount") revolving loan credit facility which includes a Secured Revolving Note (the "Revolving Note") and a Secured Convertible Minimum Borrowing Note (together with the Revolving Note, the "Laurus Notes"). The initial Minimum Borrowing Note was set at $500,000, the proceeds of which were advanced to the Company on April 4, 2005. Amounts outstanding under the Laurus Notes will either be paid in cash at their March 31, 2008 maturity date or, at Laurus' option, by converting such amounts into shares of the Company's common stock from time to time. The Company also issued Laurus a five-year warrant (the "Warrant") to purchase an aggregate of 500,000 shares of common stock of the Company at an exercise price of $1.82 per share. The warrant exercise price was set at 130% of the average closing price of the Company's common stock over the ten trading days preceding the execution of the agreement, and is subject to anti-dilution protection adjustments. This transaction was completed in a private offering pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. There were no borrowings under the Laurus Notes as of March 31, 2005.

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

         Since the secured convertible notes are not considered to be conventional convertible debt, as the Company incurs borrowings under the credit facility, any embedded conversion options in the secured convertible notes will be subject to the requirements of EITF Issue 00-19. The Company will also be required to bifurcate the embedded conversion option and account for it as a derivative instrument liability because of the potential penalties that the Company may have to pay Laurus under the Registration Rights Agreement, together with the fact that the conversion price of the debt can be adjusted if the Company issues common stock at a lower price. In addition, other embedded derivative instruments in the secured convertible notes, including the interest rate reset feature and Laurus' right to put the debt back to us with a 20% premium upon certain Events of Default, will have to be considered for bifurcation and accounted for, together with the embedded conversion option, as a single compound derivative instrument. This derivative instrument liability would be initially recorded at its fair value and then adjusted to fair value at the end of each subsequent period, with any changes in the fair value charged or credited to income in the period of change. The most significant component of this compound derivative instrument will be the embedded conversion option, which will be revalued using the Black-Scholes option pricing model.

         The 500,000 warrants issued to Laurus were initially valued at $335,000, using the Black-Scholes option pricing model and the following assumptions: market price - $1.31; exercise price - $1.82; expected term -- 5 years; volatility -- 65%; interest rate -- 4.18%; and dividends -- 0. Since there are potential penalties that the Company may have to pay Laurus under the Registration Rights Agreement, the warrants have been recorded as a derivative instrument liability, rather than as equity. This derivative instrument liability was adjusted to fair value (using the Black-Scholes option pricing model) at the end of the reporting period, and the resulting $393,000 change in fair value was expensed. Since the nature of the Laurus credit facility is revolving, with continuous advances and repayments expected over its term, and with an indeterminate amount of Minimum Borrowing Notes which can be created and converted, it is not practical to allocate the warrant value to the initial proceeds of the borrowings under the facility or to any one Minimum Borrowing Note. As such, the initial valuation of $335,000 has been recorded as a deferred financing cost, and is being amortized to interest expense over the term of the facility using an effective interest method.

         Also included in deferred financing costs on the balance sheet at March 31, 2005 is $229,000 of fees and expenses incurred by the Company in connection with the Laurus facility, including a $117,000 prepaid facility fee, a $50,000 broker fee, and $62,000 of legal and other direct costs incurred. These fees will be charged to expense on a pro-rata basis over the term of the facility.

7. DEBT OBLIGATIONS

         Long-term debt obligations consisted of the following at March 31:

                                                    March, 31,   December, 31,
         (In thousands)                                   2005            2004
         ----------------------------------------------------------------------
         BACC revolving credit facility note              $133            $179
         Installment purchase note                          46              47
         Obligations under capital lease                    34               -
         ----------------------------------------------------------------------
                                                           213             226
         Less: debt maturing within one year              (153)           (187)
         ----------------------------------------------------------------------
         Long-term debt obligations                        $60             $39
         ----------------------------------------------------------------------

         BACC revolving credit facility note:
         ------------------------------------

         On March 31, 2005, the Company terminated its $1.7 million revolving credit facility with Business Alliance Capital Corporation ("BACC"), repaying the outstanding balance and an early-termination fee of $68,000 on April 1, 2005. The average and highest amounts borrowed under the BACC facility during the three months ended March 31, 2005 were approximately $223,000 and $447,000, respectively. This facility was replaced by the Laurus credit facility as more fully described in Note 6 -- Convertible Debt..

         Installment Purchase Note:
         --------------------------

         The Company is financing an automobile through a $50,056, 3.75% note payable to a finance company. The note is payable in 38 monthly installments of $799, with a final payment of $24,236 on January 7, 2008. The note balance at March 31, 2005 was $45,980, of which $8,154 was classified under debt maturing within one year.

         Obligations under Capital Lease:
         --------------------------------

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

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                    March 31,    December 31,
         (in thousands)                                  2005            2004
         ----------------------------------------------------------------------
         Salaries, commissions and benefits              $257            $167
         Accrued deferred financing costs                 200               -
         Other                                            152              75
         ----------------------------------------------------------------------
         Accrued expenses and other current liabilities  $609            $242
         ----------------------------------------------------------------------

         Refer to Note 6 -- Convertible Debt for information on the nature of the deferred financing costs. Other accrued expenses include a one-time $68,000 fee for the early termination of the BACC credit facility.

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

10. STOCK OPTIONS

         The Company applies the disclosure only provisions of Financial Accounting Standards Board Statement ("SFAS") No. 123, "Accounting for Stock-based Compensation" ("SFAS 123") and SFAS No. 148, "Accounting for Stock-based Compensation -- Transition and Disclosure" ("SFAS 148") for employee stock option and warrant awards. Had compensation cost for the Company's stock option plan and issued warrants been determined in accordance with the fair value-based method prescribed under SFAS 123, the Company's net loss and basic and diluted net loss per share would have approximated the pro forma amounts indicated below (in thousands except per share amounts):

                                                     Three Months Ended
                                                           March 31,
                                                     --------------------
                                                     2005            2004
         ----------------------------------------------------------------------
         Net loss, as reported                       $(1,032)         $(341)
         Add: Total stock-based employee
         compensation expense determined under
         fair value based method for all
         awards, net of related tax effects             (202)           (21)
         ----------------------------------------------------------------------
         Pro forma net loss                          $(1,234)         $(362)
         Pro forma net loss per share:
         Basic and diluted                            $ (.37)        $ (.11)
         ----------------------------------------------------------------------

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

12. EMPLOYEE BENEFIT PLANS

         The components of the net periodic benefit cost included in the results of operations for the three months ended March 31, 2005 and 2004 are as follows:

            (In thousands)                   2005      2004
            -----------------------------------------------
            Service cost                      $22       $20
            Interest cost                      10         9
            Recognized actuarial losses         2         2
            -----------------------------------------------
            Net expense                       $34       $31
            -----------------------------------------------

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

RESULTS OF OPERATIONS

         Overview

         For the three months ended March 31, 2005, we reported a net loss of $1,032,000 or $.31 per share on revenues of $2,409,000. This compares with a net loss of $341,000 or $.10 per share on revenues of $3,406,000 recorded for the three months ended March 31, 2004. The net loss for 2005 includes (i) a one-time expenses aggregating $84,000 incurred in connection with the termination of our credit facility with Business Alliance Capital Corporation; and (ii) a non-cash derivative instrument expense of $393,000 arising from the valuation of common stock purchase warrants issued to Laurus in connection with a three-year convertible revolving credit facility entered into effective March 31, 2006, as more fully described in Note 6 - Convertible Debt. There are several factors which have contributed to these results. First, there continues to be intense competition in the market areas that we serve, particularly with our larger, "Enterprise" customers. This has led to continued sales price erosion and some loss of market share, particularly in the sale of parts, which we believe has become more of a commodity and subject to "price shopping" by customers. Our strategy to diversify our product offerings by selling complete systems and system upgrades has not yet generated enough incremental revenues to compensate for the decline in parts sales. Second, we recognize the need for a larger and more effective sales force, particularly during these times. Revenue growth is dependent upon a highly trained sales force. Third, we continue to believe that corporations are still cautious about capital equipment spending. Although there have been some signs of improvement in our industry, and we are experiencing increased sales quotation activities, our overall order flow has been below our expectations.

         As further described in our Annual Report on Form 10-K for the year ended December 31, 2004, we have taken several measures to turnaround our operating performance. The turnaround strategy is principally based upon building a larger and more highly qualified sales force, and diversifying our product offerings and targeted customers. The business strategy is to transition to a full communications solutions provider, becoming less dependent on parts sales, and developing more sources of recurring revenues, such as through installation and maintenance services. As a part of the turnaround plan, we hired a new President and CEO in October 2004, and two Executive Vice Presidents -- one responsible for operations (hired in January 2005) and one responsible for sales (hired in March 2005). In March, we significantly expanded our sales infrastructure and opportunities, first by the hiring of twenty three sales and sales support professionals formerly employed by Avaya Inc., and second by entering into a trial agreement with Avaya to provide products and services to the SMB ("small-to-medium sized business") market which commenced in March with the launch of a nationwide SMB sales program. At the end of March 2005, our direct sales force was 83% larger than in March 2004, and March 2005 revenues were significantly higher than in recent months. We intend to hire additional sales professionals during 2005 as required to meet our SMB revenue expectations. In May 2005, the Company formed a wholly-owned subsidiary named "One IP Voice" which, when operational, will offer carrier-based hosted IP telephony services along with network services. Its primary target will be the SMB market.

         In order to finance our business expansion plans, effective March 31, 2005 we entered into a $3 million credit arrangement with a new lender, replacing a $1.7 million credit facility with Business Alliance Capital Corporation. For additional information on our financial resources, refer to
Note 6 - Convertible Debt, and the "Liquidity and Capital Resources" section which follows.

         Additional information on our results of operations and financial condition for the three months ended March 31, 2005 follows below.

         Revenues

                                              Three Months Ended March 31,
                                              ----------------------------
         (Dollars in thousands)               2005      %      2004      %
         -----------------------------------------------------------------
         End-user equipment sales           $1,875     78    $2,763     81
         Equipment sales to resellers           90      4       159      5
         -----------------------------------------------------------------
         Total equipment sales               1,965     82     2,922     86
         -----------------------------------------------------------------

         Services                              287     12       367     11
         Other revenue                         157      6       117      3
         -----------------------------------------------------------------
         Total services and other revenue      444     18       484     14
         -----------------------------------------------------------------
         Consolidated revenues              $2,409    100    $3,406    100
         -----------------------------------------------------------------

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

         Services and Other Revenues
         ---------------------------

                                  Three Months Ended March 31,
                                  ----------------------------
         (Dollars in thousands)               2005        2004
         -----------------------------------------------------
         Services:
         Installations                        $258        $331
         Rentals and repair                     29          36
         Other revenues                        157         117
         -----------------------------------------------------
         Services and other revenues          $444        $484
         -----------------------------------------------------

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

         In general, our gross profit margins are dependent upon a variety of factors including (1) product mix -- gross margins can vary significantly among parts sales, system sales and our various service offerings. The parts business, for example, involves hundreds of parts that generate significantly varying gross profit margins depending upon their availability, competition, and demand conditions in the marketplace; (2) customer mix -- we sell parts to both end-users and to other equipment resellers. Our larger "Enterprise" companies often receive significant purchase discounts from Avaya, which could cause us to accept lower gross margins as we compete against Avaya directly for this business; (3) the level and amount of vendor discounts and purchase rebates available to us from Avaya and its master distributors; (4) excess capacity -- as sales volume falls, overhead costs, consisting primarily of product handling, purchasing, and facility costs, become a higher percentage of sales dollars; (5) competitive pressures - as a result of the slowdown in capital equipment spending in our industry, and the large number of Avaya dealers nationwide, we have been faced with increased price competition; and (6) obsolescence charges. The combined effect of all of these factors could result in varying gross profit margins from period to period.

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

         Selling, General and Administrative ("SG&A") Expenses. SG&A expenses for the three months ended March 31, 2005 were $1,384,000, up $174,000 or 14% from the comparable 2004 period. SG&A expenses for the three months ended March 31, 2005 were 57% of revenues, compared to 36% of revenues in 2004. Virtually all of the increase was attributable to increased personnel levels and to expenses associated with the termination of the BACC credit facility. As a part of the Company's turnaround plan, it hired a new President and CEO in October 2004, and two Executive Vice Presidents -- one responsible for operations (hired in January 2005) and one responsible for sales (hired in March 2005). In addition, by March 2005, the Company's direct sales force was increased by 83% from March 2004. In connection with the replacement of the BACC credit facility with the Laurus credit facility, the Company incurred in March 2005 one-time expenses totaling $84,000, which included a $68,000 early termination fee, and the write-off of the remaining balance of its annual loan commitment fee with BACC.

         We expect our SG&A expenses to increase as we complete the build out of our executive management and sales team; however we will continue the close monitoring of our expense levels going forward into 2005 and expect that our SG&A expenses will decline as a percent of revenues by the end of 2005.

         Other Income (Expense). Other income (expense) for the three months ended March 31, 2005 was $(398,000), compared with $(5,000) for 2004. The principal components of other income (expense) are as follows.

         Interest expense. Interest expense on the principal balance of outstanding borrowings for the three months ended March 31, 2005 was $8,000, compared with $6,000 for 2004. The increase in interest expense was attributable to higher borrowing levels and interest rates.

         Derivative instrument expense. The Company recorded expense of $393,000 during the three months ended March 31, 2005 from its derivative instrument liability arising from the issuance of common stock purchase warrants to Laurus. The current period charge resulted from an increase in the calculated fair market value of the warrants due to an increase in the market value of the Company's stock from that used in the initial valuation. The Company is required to record "mark-to-market" adjustments to the value of its derivative liabilities at the end of each reporting period. These "mark-to-market" adjustments are non-cash, with no impact on liquidity. Refer to Notes 1 and 6 in the Notes to Consolidated Financial Statements contained herein for further discussion of the nature of the derivative financial instruments and the Company's accounting policies.

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

LIQUIDITY AND CAPITAL RESOURCES

         Working capital, defined as current assets less current liabilities, was $1,320,000 at March 31, 2005, a decrease of $816,000 or 38% from $2,136,000 at December 31, 2004. The working capital ratio was 1.5 to 1 at March 31, 2005, compared to 2.4 to 1 at December 31, 2004. Operating activities provided $303,000 during 2005, compared to the use of $773,000 in the comparable 2004 period. Net cash provided by operating activities in 2005 consisted of a net loss of $1,032,000 less non-cash items of $469,000, and net cash generated by changes in operating assets and liabilities of $866,000. Net cash generated by changes in operating assets and liabilities was primarily attributable to an increase in accounts payable and accrued expenses, as we lengthened our vendor payment cycles in response to reduced availability under our credit facility with Business Alliance Capital Corporation ("BACC") and lower sales than anticipated during January and February 2005.

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

         Financing activities used $270,000 during 2005 principally from net repayments under our revolving credit facility and from financing costs incurred in connection with the new Laurus credit facility. On March 31, 2005, we terminated our $1.7 million revolving credit facility with BACC, repaying the outstanding balance on April 1, 2005. The average and highest amounts borrowed under the BACC facility during the three months year ended March 31, 2005 were approximately $223,000 and $447,000, respectively. On March 31, 2005, we entered into a financing transaction with Laurus, providing for a three-year, $3 million revolving loan credit facility. Our borrowing formulas with Laurus are less restrictive than the formulas provided under the BACC agreement, and they provided us with a calculated initial availability of approximately $950,000 after the April 4, 2005 funding of the initial $500,000 minimum borrowing note. Refer to Note 6 - Convertible Debt, for further information on the principal terms and conditions of this financing transaction.

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

Dated: May 12, 2006           FARMSTEAD TELEPHONE GROUP, INC.

                              /s/ Jean-Marc Stiegemeier
                              -------------------------------------
                              Jean-Marc Stiegemeier
                              Chief Executive Officer & President

Dated: May 12, 2006           /s/ Robert G. LaVigne
                              -------------------------------------
                              Robert G. LaVigne
                              Executive Vice President, Chief Financial Officer