Form 10-Q
period 2006-03-31
FARMSTEAD TELEPHONE GROUP INC
filed 2006-05-18
CIK 804331

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the quarterly period ended March 31, 2006

                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                      Commission File Number: 001-12155

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

As of April 28, 2006, the registrant had 3,975,282 shares of its $0.001 par value Common Stock outstanding.

                       TABLE OF CONTENTS TO FORM 10-Q

PART I.   FINANCIAL INFORMATION
                                                                        Page
                                                                        ----

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)
          Consolidated Balance Sheets - March 31, 2006 and
           December 31, 2005                                              3
          Consolidated Statements of Operations - For the
           Three Months Ended March 31, 2006 and 2005                     4
          Consolidated Statement of Changes in Stockholders' Equity
           (Deficiency) - For the Three Months Ended March 31, 2006       5
          Consolidated Statements of Cash Flows - For the Three
           Months Ended March 31, 2006 and 2005                           6
          Notes to Consolidated Financial Statements                      7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                            17

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     22

ITEM 4.   CONTROLS AND PROCEDURES                                        22

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                              22

ITEM 1A.  RISK FACTORS                                                   22

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS    23

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                23

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            23

ITEM 5.   OTHER INFORMATION                                              23

ITEM 6.   EXHIBITS                                                       23

SIGNATURES                                                               23

PART I -  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS.

                       FARMSTEAD TELEPHONE GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS


                                                                         March 31,     December 31,
(In thousands)                                                                2006             2005
---------------------------------------------------------------------------------------------------

                                                                       (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                               $    361         $    222
  Accounts receivable, net                                                   3,428            3,125
  Inventories, net                                                             780              723
  Other current assets                                                         229              281
---------------------------------------------------------------------------------------------------
Total Current Assets                                                         4,798            4,351
---------------------------------------------------------------------------------------------------

Property and equipment, net                                                    696              615
Deferred financing costs                                                       509              535
Other assets                                                                   106              103
---------------------------------------------------------------------------------------------------
Total Assets                                                              $  6,109         $  5,604
===================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                                                        $  3,320         $  3,105
  Accrued expenses and other current liabilities                               583              539
  Current portion of convertible debt, net of unamortized discount
   of $549 at December 31, 2005 (Note 6)                                         -              860
  Derivative financial instruments (Note 7)                                      -              385
  Current portion of long-term debt (Note 5)                                    36               30
---------------------------------------------------------------------------------------------------
Total Current Liabilities                                                    3,939            4,919
---------------------------------------------------------------------------------------------------

Postretirement benefit obligation                                              751              719
Convertible debt, net of unamortized discount (Note 6)                           8                8
Derivative financial instruments (Note 7)                                    5,628              406
Long-term debt (Note 5)                                                         54               49
---------------------------------------------------------------------------------------------------
Total Liabilities                                                           10,380            6,101
---------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' Equity (Deficiency):
  Preferred stock, $0.001 par value; 2,000,000
   shares authorized; 194,520 and 0 shares of
   Series A issued and outstanding at March 31,
   2006 and December 31, 2005 (Note 14)                                        151                -

  Common stock, $0.001 par value; 30,000,000
   shares authorized; 3,946,032 and 3,817,132
   shares issued and outstanding at March 31, 2006
   and December 31, 2005, respectively                                           4                4
  Additional paid-in capital                                                13,414           13,249
  Accumulated deficit                                                      (17,826)         (13,734)
  Accumulated other comprehensive loss                                         (14)             (16)
---------------------------------------------------------------------------------------------------
Total Stockholders' Equity (Deficiency)                                     (4,271)            (497)
---------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                $  6,109         $  5,604
===================================================================================================

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                 Three Months Ended
                                                     March 31,
                                                 ------------------
(In thousands, except per share amounts)            2006        2005
--------------------------------------------------------------------

Revenues:
Equipment                                        $ 3,464     $ 1,965
Services and other revenue                           950         444
--------------------------------------------------------------------
Net revenues                                       4,414       2,409

Cost of revenues:
Equipment                                          2,417       1,319
Services and other revenue                           598         234
Other cost of revenues                               154         102
--------------------------------------------------------------------
Total cost of revenues                             3,169       1,655
--------------------------------------------------------------------

Gross profit                                       1,245         754
Selling, general and administrative expenses       2,614       1,384
--------------------------------------------------------------------

Operating loss                                    (1,369)       (630)

Other income (expense):
Interest expense (Note 12)                           (84)         (8)
Derivative instrument expense                     (2,634)       (393)
Other income                                           2           3
--------------------------------------------------------------------
Total other income (expense)                      (2,716)       (398)
--------------------------------------------------------------------

Loss before income taxes                          (4,085)     (1,028)
Provision for income taxes                             7           4
--------------------------------------------------------------------

Net loss                                          (4,092)     (1,032)
Accreted preferred stock dividend                      1           -
--------------------------------------------------------------------

Net loss attributable to common shareholders      (4,093)     (1,032)
====================================================================

Basic and diluted net loss per common share      $ (1.06)    $  (.31)
Weighted average common shares outstanding:
  Basic and diluted                                3,859       3,328
====================================================================

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                 (UNAUDITED)
                  For the Three Months Ended March 31, 2006


                                                                                                            Accumulated
                                             Preferred Stock    Common Stock     Additional     Accum-            Other
                                             ---------------   ---------------      Paid-in     ulated    Comprehensive
(In thousands)                               Shares   Amount   Shares   Amount      Capital    Deficit             Loss     Total
---------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2005
                                                 -         -    3,817       $4      $13,249   $(13,734)            $(16)  $  (497)
Net loss                                         -         -        -        -            -     (4,092)               -    (4,092)
Amortization of pension liability
 adjustment                                      -         -        -        -            -          -                2         2
Comprehensive loss                                                                                                         (4,090)
Stock-based compensation                         -         -        -        -           84          -                -        84
Common stock issued under stock option
 and stock purchase plans                        -         -       20        -           34          -                -        34
Shares issued upon conversion of Laurus
 debt                                            -         -      110        -          124          -                -       124
Warrants issued for notes payable                -         -        -        -          857          -                -       857
Issuance of preferred stock                    195       150        -        -            -          -                -       150
Issue costs and expenses in connection
 with placement of convertible note and
 Series A preferred stock                        -         -        -        -         (384)         -                -      (384)
Warrants for preferred and common stock
 issued in connection with placement
 of convertible note and Series A
 preferred stock                                 -         -        -        -         (549)         -                -      (549)
Accretion of dividends on Series A
 preferred stock                                 -         1        -        -           (1)         -                -         -
---------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2006                      195       151    3,947       $4      $13,414   $(17,826)            $(14)  $(4,271)
=================================================================================================================================

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
             For the Three Months Ended March 31, 2006 and 2005


(In thousands)                                                         2006         2005
----------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                          $(4,092)     $(1,032)
  Adjustments to reconcile net loss to net cash flows
   provided by (used in) operating activities:
    Provision for doubtful accounts receivable                            9            9
    Provision for losses on inventories                                  13            8
    Depreciation and amortization of property and equipment              49           25
    Amortization of deferred financing costs                             26            -
    Amortization of discounts on convertible notes                       27            -
    Unrealized loss on derivative instruments                         2,634          393
    Stock-based compensation expense                                     84
    Decrease in accumulated other comprehensive loss                      2            3
  Changes in operating assets and liabilities:
    Increase in accounts receivable                                    (312)        (100)
    (Increase) decrease in inventories                                  (70)          31
    Decrease in other assets                                             49           22
    Increase in accounts payable                                        215          546
    Increase in accrued expenses and other current liabilities           46          367
    Increase in accrued postretirement benefit obligation                32           31
----------------------------------------------------------------------------------------
    Net cash provided by (used in) operating activities              (1,288)         303
----------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property and equipment                                  (112)          (3)
----------------------------------------------------------------------------------------
    Net cash used in investing activities                              (112)          (3)
----------------------------------------------------------------------------------------
Cash flows from financing activities:
  Repayments of BACC revolving loan advances                              -          (46)
  Repayments of Laurus revolving loan advances                       (1,409)           -
  Proceeds from issuance of convertible note, net                       913            -
  Proceeds from issuance of Series A preferred stock, net             2,008            -
  Deferred financing costs                                                -         (229)
  Repayment of long-term debt and capital lease obligations              (7)          (2)
  Proceeds from exercise of stock options and employee
   stock purchases                                                       34            7
----------------------------------------------------------------------------------------
    Net cash provided by (used in) financing activities               1,539         (270)
----------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                               139           30
Cash and cash equivalents at beginning of period                        222          217
----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                          $   361      $   247
========================================================================================




Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                        $    30      $     8
    Income taxes                                                          1            2
  Non-cash financing and investing activities:
    Purchase of equipment under capital lease                            18           36
    Common stock issued upon Laurus minimum borrowing
     note conversions                                                   124            -
    Discounts on warrants issued to Laurus                                -          335
    Warrants issued in connection with convertible notes                857            -
    Preferred shares issued on conversion of convertible note           628            -
    Warrants issued to placement agent in connection with
     convertible note and Series A preferred stock offering             550            -
    Preferred shares and warrants issued to investors                 2,154

        See accompanying notes to consolidated financial statements.


                       FARMSTEAD TELEPHONE GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.    BASIS OF PRESENTATION, BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING
      POLICIES

Basis of Presentation

      The consolidated financial statements presented herein consist of the accounts of Farmstead Telephone Group, Inc. and its wholly-owned subsidiaries. The accompanying consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. In the Company's opinion, the unaudited interim consolidated financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments that are necessary for a fair statement of results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be experienced for the entire fiscal year. This Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Business Operations

      As presented in the consolidated financial statements contained in this report, the Company incurred a net loss of $4,092,000 for the three months ended March 31, 2006. This net loss includes non-cash derivative instrument expense of $2,634,000 arising from (i) borrowings under a three-year convertible revolving credit facility entered into in 2005, together with freestanding warrants issued to the lender in connection therewith, and (ii) the issuance of preferred stock and warrants to accredited investors, and to the Company's placement agent in connection with private placements of such securities during 2006. Excluding the non-cash derivative instrument expense, the Company otherwise incurred an operating loss of $1,369,000 and a net loss of $1,458,000 during the three months ended March 31, 2006. Approximately $976,000 of the operating loss was attributable to the startup operations of the Company's wholly-owned subsidiary, One IP Voice, Inc.

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

      Despite a negative cash flow from operations for the three months ended March 31, 2006, the Company has been able to secure financing to support its operations to date. In addition to borrowing availability under the Company's revolving credit facility, during the first quarter of 2006 the Company raised approximately $3 million through various offerings of convertible debt and convertible preferred stock to unaffiliated private investors. In April, 2006 the Company raised an additional $1.1 million, before expenses, from the further sale of convertible preferred stock. The continued development of OIPV will, however, require additional financing, as it has not developed sufficient revenues to support its operations. Going forward, the Company plans to raise significant amounts of additional cash through private and public equity offerings in order to support the expansion of OIPV's business. No assurance can be given, however, that funding in the amounts required by the Company will be available, which may impact management's growth plans for this new business.

2.    ACCOUNTS RECEIVABLE, NET


                                                March 31,     December 31,
      (In thousands)                                 2006             2005
      -------------------------------------------------------------------

      Trade accounts receivable                    $3,000           $2,815
      Less: allowance for doubtful accounts           (84)             (75)
      --------------------------------------------------------------------
      Trade accounts receivable, net                2,916            2,740
      Other receivables                               512              385
      --------------------------------------------------------------------
      Accounts receivable, net                     $3,428           $3,125
      ====================================================================

      Other receivables primarily consist of commissions, rebates and other dealer incentives due from Avaya and are recorded in the consolidated financial statements when earned.

3.    INVENTORIES, NET


                                                             March 31,     December 31,
      (In thousands)                                              2006           2005**
      ---------------------------------------------------------------------------------

      Finished goods and spare parts                            $1,179           $1,136
      Work in process *                                            227              202
      Rental equipment                                              14               12
      ---------------------------------------------------------------------------------
                                                                 1,420            1,350
      Less: reserves for excess and obsolete inventories          (640)            (627)
      ---------------------------------------------------------------------------------
      Inventories, net                                          $  780           $  723
      =================================================================================

*     Consists of used equipment requiring repair or refurbishing.
** The amounts shown in this table for December 31, 2005 for finished goods and spare parts, and for the reserves for excess and obsolete inventories reflect a correction of a typographical error. The amounts originally reported were $947 and ($438), respectively. This correction had no effect on the net reported value.

4.    PROPERTY AND EQUIPMENT, NET


                                                           Estimated
                                                          Useful Lives     March 31,     December 31,
      (In thousands)                                         (Yrs.)             2006             2005
      -----------------------------------------------------------------------------------------------

      Computer and office equipment                           3 - 5          $ 1,068          $ 1,065
      IP network equipment and licenses                         5                500              391
      Furniture and fixtures                                 5 - 10              288              288
      Leasehold improvements                                   10                171              171
      Capitalized software development costs                    5                 98               98
      Automobile                                                5                 50               50
      Leased computer equipment under capital lease             3                 74               56
      -----------------------------------------------------------------------------------------------
                                                                               2,249            2,119
      Less: accumulated depreciation and amortization                         (1,553)          (1,504)
      -----------------------------------------------------------------------------------------------
      Property and equipment, net                                            $   696          $   615
      ===============================================================================================

5.    DEBT OBLIGATIONS

      Long-term debt obligations consisted of the following:


                                              March 31,     December 31,
      (In thousands)                               2006             2005
      ------------------------------------------------------------------

      Installment purchase note                    $ 38             $ 40
      Obligations under capital lease                52               39
      ------------------------------------------------------------------
                                                     90               79
      Less: debt maturing within one year           (36)             (30)
      ------------------------------------------------------------------
      Long-term debt obligations                   $ 54             $ 49
      ==================================================================

      Installment Purchase Note:
      The Company is financing an automobile through a $50,056, 3.75% note payable to a finance company. The note is payable in 38 monthly installments of $799, with a final payment of $24,236 on January 7, 2008. The note balance at March 31, 2006 was $37,826, of which $8,154 was classified under current portion of long-term debt.

      Obligations under Capital Lease:
      During 2005, the Company entered into non-cancelable lease agreements to finance $56,000 of computer equipment with payment terms ranging from 24 to 36 months. In 2006, an additional $18,000 of computer equipment was leased under similar terms. Monthly lease payments aggregate $2,604 and the agreements contain a $1.00 purchase option at the end of the lease term. The effective interest rate on the lease obligations is 10.4% to 13.4%. The principal balance of these obligations at March 31, 2006 was $51,481, of which $27,942 was classified under current portion of long-term debt.

6.    CONVERTIBLE DEBT

      Convertible debt obligations consisted of the following:


                                                         March 31,    December 31,
      (In thousands)                                          2006            2005
      ----------------------------------------------------------------------------

      Borrowing under secured revolving credit
       facility note                                         $   -          $1,409
      Secured convertible Minimum Borrowing Note               283             423
      Less: unamortized discount attributable to the
       revolving credit facility note                            -            (549)
      Less: unamortized discount attributable to the
       Minimum Borrowing Note                                 (275)           (415)
      ----------------------------------------------------------------------------
      Convertible Debt, net of unamortized discounts             8             868
      Less: current portion                                      -            (860)
      ----------------------------------------------------------------------------
      Convertible Debt, net of unamortized discounts         $   8          $    8
      ============================================================================

      On March 31, 2005, the Company repaid all advances under the secured revolving credit facility note with Laurus Master Fund, Ltd. ("Laurus") with proceeds received from its private placement of convertible debt and Series A preferred stock. During 2006, $140,000 of debt under the existing Minimum Borrowing Note was converted to 110,000 shares of common stock.

      As of March 31, 2006, the amount of available borrowings under the revolving portion of the credit facility, pursuant to borrowing formulas, was as follows (in thousands):


            Available borrowings supported by collateral base          $2,313
            Less: amount borrowed under revolving credit facility           -
            Less: amount borrowed under the Minimum Borrowing Note       (283)
                                                                       ------
            Available to borrow                                        $2,030
                                                                       ======

      The average and highest amounts borrowed under the Laurus credit facility during the three months ended March 31, 2006 were approximately $1,427,000 and $1,884,000, respectively. The Company was in compliance with the provisions of its loan agreement as of March 31, 2006. Future required principal repayments under the MBN as of March 31, 2006 are: 2006
- $0; 2007 - $0; and 2008 - $283,000.

7.    DERIVATIVE FINANCIAL INSTRUMENTS

The following derivative liabilities related to warrants and embedded derivative instruments were outstanding as of March 31, 2006 and December 31, 2005 (in thousands):


                                                           Issue      Expiration    Exercise        Value-     Value-      Value-
Instrument:                                                 Date            Date       Price    Issue date    3/31/06    12/31/05
---------------------------------------------------------------------------------------------------------------------------------

Laurus Minimum Borrowing Note (Note 6)                  9/2/2005       3/31/2008      $ 1.27        $  323     $  355       $ 135

                                                        12/6/05-
Laurus Revolving Note (Note 6)                          12/31/05       3/31/2008        1.27           558          -         385

58,970 shares of Series A preferred stock issued
in connection with convertible note (Note 15)           2/17/2006              -           -           625        875           -

135,550 shares of Series A preferred stock issued       2/17/2006-
in private placement (Note 14)                          3/17/2006              -           -         1,459      2,019           -
---------------------------------------------------------------------------------------------------------------------------------
Fair value of bifurcated embedded derivative
instrument liabilities                                                                                          3,249         520

500,000 common stock warrants issued to Laurus          3/31/2005      3/31/2010        1.82           335        681         271

150,000 common stock warrants issued to placement
agent in connection with convertible note (Note 15)     2/8/2006       2/8/2011         1.27           197        251           -

677,750 common stock warrants issued in private         2/17/2006-     2/17/2016-
placement (Note 14)                                     3/17/2006      3/17/2016       2.125           695        967           -

20,332 preferred stock warrants issued to               2/17/2006-     2/17/2016-
placement agent in private placement (Note 14)          3/17/2006      3/17/2016       17.00           213        295           -

101,660 common stock warrants issued to placement       2/17/2006-    2/17/2016-
agent in private placement (Note 14)                    3/17/2006     3/17/2016        2.125           140        185           -
---------------------------------------------------------------------------------------------------------------------------------
Total derivative financial instruments                                                                          5,628         791

Less: amount attributable to the Revolving Note,
reported in current liabilities                                                                                     -        (385)
---------------------------------------------------------------------------------------------------------------------------------
Derivative financial instruments recorded in
non-current liabilities                                                                                        $5,628       $ 406
=================================================================================================================================

      The Company uses the Black-Scholes option pricing model to value warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities. In valuing the (i) Laurus warrants and the embedded conversion option components of Laurus's bifurcated embedded derivative instruments; and (ii) the warrants to acquire common stock issued to the Series A investors and the placement agent, at the time they were issued and at each quarter ending date, we used the following assumptions: market price of our common stock on the date of valuation; an expected dividend yield of 0%; an expected life equal to either the remaining period to the expiration date of the warrants or maturity date of the convertible debt instruments; expected volatility of 65% based on historical experience; and a risk-free rate of return based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the instruments. In valuing the shares of Series A preferred stock issued to investors, as well as the warrants to acquire preferred stock issued to the placement agent, we used the same assumptions as above, except that we used an expected life of 4.5 years to conversion to common stock because there is a mandatory conversion option once the market price of the Company's common stock exceeds $5.00 per share for 20 trading days.

8.    RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123R"), revising FASB Statement 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. This statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 and, accordingly, the Company adopted the standard in the first quarter of fiscal 2006. For further information, refer to Note 10.

9.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES


                                                         March 31,     December 31,
      (In thousands)                                          2006             2005
      -----------------------------------------------------------------------------

      Salaries, commissions and benefits                      $427             $296
      Legal fees and expenses                                   56              104
      Income and property taxes                                 41               36
      Customer deposits and unearned revenue                    31               30
      Employee Stock Purchase Plan deposits                      4               28
      Other                                                     24               45
      -----------------------------------------------------------------------------
      Accrued expenses and other current liabilities          $583             $539
      =============================================================================

10.   STOCK-BASED COMPENSATION

      Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R. Under this transition method, compensation cost recognized in the first quarter of fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company's results of operations and financial position for prior periods have not been restated.

      Stock Option Plans: The Company has outstanding options granted under the following plans: (i) the Farmstead Telephone Group, Inc. 2002 Stock Option Plan (the "2002 Plan") and (ii) the Farmstead Telephone Group, Inc. 1992 Stock Option Plan (the "1992 Plan"). The 1992 Stock Option Plan terminated in May 2002; however options previously granted under the 1992 Plan may continue to be exercised in accordance with the terms of the individual grants. The Company grants options with varying vesting terms, including 100% exercisable after 1 year, 50% per year over 2 years, and 25% or 20% per year over 4 or 5 years. The vesting terms vary depending upon the circumstances - e.g. options included in an employment offer may be subject to negotiation- and are reviewed with the Board of Directors.

      The 2002 Plan currently permits the granting of options to purchase up to 2.3 million shares of common stock to employees, directors and consultants of the Company, which shall be either incentive stock options ("ISOs") as defined under Section 422 of the Internal Revenue Code, or non-qualified stock options ("NSOs"). ISOs may be granted at no less than market value at the time of grant, with a maximum term of ten years except, for a 10% or more stockholder, the exercise price shall not be less than 110% of market value, with a maximum term of five years. NSOs may be granted at no less than 50% of market value at the time of grant, with a maximum term of 10 years. Any option granted pursuant to this Plan which for any reason fails to qualify as an ISO shall be deemed to have been granted as an option not qualified under Section 422 of the Code. The maximum number of shares issuable under the 2002 Plan, which expires April 3, 2012, is 2,300,000.

      Employee Stock Purchase Plans - The Company also has an employee stock purchase plan ("ESPP") that allows eligible employees to purchase, through payroll deductions, shares of the Company's common stock at a discount from the fair market value of the common stock at specified dates. Employees may withdraw from an offering before the purchase date and obtain a refund of the amounts withheld. In the semi-annual offering period that ended February 2006, the Company amended the terms of the ESPP such that the discount was reduced from 15% to 5% of the market value of the common stock as of the last day of the offering period. This change in the plan resulted in the expense related to the ESPP to be non-compensatory under SFAS 123R. During the quarter ended March 31, 2006 employees purchased 18,900 shares of common stock for $33,642.

      Under SFAS 123R, the Company recognized $84,000 of compensation expense during the quarter ended March 31, 2006. Of this amount, $16,000 was charged to Other cost of revenues, and $68,000 was charged to SG&A expense. The following table details the effect on net loss and loss per share had stock-based compensation expense been recorded for the quarter ended March 31, 2005 based on the fair-value method under SFAS 123, "Accounting for Stock-based Compensation" (in thousands, except per share amount).


                                                                         Three Months
                                                                                Ended
                                                                       March 31, 2005
      -------------------------------------------------------------------------------

      Net loss, as reported                                                   $(1,032)
      Add: Total stock-based employee compensation expense
      determined under fair value based method for all awards, net
      of related tax effects                                                     (202)
      -------------------------------------------------------------------------------
      Pro forma net loss                                                      $(1,234)
      Pro forma net loss per share:
        Basic and diluted                                                     $  (.37)
      ===============================================================================

Grant-Date Fair Value
---------------------
      The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the first quarter of fiscal 2006 and the first quarter of fiscal 2005 were calculated using the following estimated weighted average assumptions:


                                           Three Months Ended March 31,
                                           ----------------------------
                                                 2006       2005
                                                 ----       ----

      Risk-free rate of return                   4.63%      3.88%
      Expected life of award (years)              3.6        3.6
      Expected dividend yield of stock              0%         0%
      Expected volatility of stock                 65%        55%
      Weighted-average fair value                $.98       $.49

Risk-free interest rate - the Company uses the constant maturity rates on U.S. Treasury securities published by the U. S. Federal Reserve for a period that is commensurate with the expected term assumption.

Expected term - the Company estimates the expected term of its option grants through a review of its historical employee exercise behavior and through consultation with an independent third-party advisor with the requisite expertise in stock option valuations who also considered the Company's history of stock price appreciation/decline and studies on employee exercise behavior.

Expected dividend yield - the Company assumes a 0% yield since it has never declared a dividend on its common stock and is currently prohibited from doing so without the consent of its lender.

Expected volatility - the Company estimates volatility by considering both historical volatility and implied (future) volatility in consultation with an independent third-party advisor with expertise in this area. In determining implied volatility, the Company and advisor consider such factors as the thinly-traded nature of the Company's stock over significant time-spans, and a review of volatility in the Company's industry sector. The Company currently believes that the use of implied volatility results in a more accurate estimate of the grant-date fair value of employee stock options because it more appropriately reflects the market's expectations of future volatility. Historical volatility during the period commensurate with the expected term of the Company's stock options over the past several years included a period of time that the Company's stock price experienced unprecedented increases and subsequent declines. The Company believes that this past stock price volatility is unlikely to be indicative of future stock price behavior.

Option Plan Activity
--------------------
      A summary of the activity under the Company's stock option plans during the three months ended March 31, 2006 is as follows (aggregate intrinsic value in thousands):


                                                                              Weighted
                                                              Weighted         average
                                                               average       remaining    Aggregate
                                                    Number    exercise     contractual    intrinsic
                                                 of shares       price    term (years)        value
---------------------------------------------------------------------------------------------------

Outstanding at December 31, 2005                 2,684,619       $1.45             5.3       $  706
Granted                                            168,000        1.92
Exercised                                             (500)        .41
Canceled                                            (1,500)       1.76
Forfeited                                           (7,750)       1.19
---------------------------------------------------------------------------------------------------
Outstanding at March 31, 2006                    2,842,869        1.48             5.2       $2,415
===================================================================================================




Exercisable at March 31, 2006                    2,298,869       $1.38             4.3       $2,104
Vested or expected to vest at March 31, 2006     2,785,855        1.48             4.8        2,284

      The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 was $.98. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $835. Cash received from stock option exercises during the three months ended march 31, 2006 was $205.

Warrants
--------
      As of March 31, 2006, there were 900,000 warrants outstanding that were issued to certain executive officers of the Company, all of which were fully vested at December 31, 2005. The weighted-average exercise price of the warrants is $.67. As of March 31, 2006, the warrants had a weighted-average exercise price of $.67, a weighted-average remaining contractual term of 3.9 years, and an aggregate intrinsic value of $1,471,500.

Expense
-------
      The Company recognizes expense using the straight-line prorated allocation method. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 4% to all unvested options as of January 1, 2006. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest. As of March 31, 2006, there was $359,000 of total unrecognized compensation cost related to unvested share-based awards. That cost is expected to be recognized into expense over a weighted-average period of 1.3 years.

11.   EMPLOYEE BENEFIT PLANS

      The components of the net periodic benefit cost included in the results of operations for the three months ended March 31, 2006 and 2005 are as follows:


                                      Three months ended
                                          March 31,
                                      ------------------
      (In thousands)                    2006      2005
      --------------------------------------------------

      Service cost                      $22       $22
      Interest cost                      12        10
      Recognized actuarial losses         2         2
      -----------------------------------------------
      Net expense                       $36       $34
      ===============================================

12.   INTEREST EXPENSE

      Interest expense for the three months ended March 31, 2006 and 2005 consisted of the following:


                                                             Three months ended
                                                                 March 31,
                                                             ------------------
      (In thousands)                                            2006    2005
      -------------------------------------------------------------------------

      Interest expense on outstanding borrowings                 $44      $8
      Amortization of deferred financing costs (1)                13       -
      Amortization of discounts on convertible notes (2)          27       -
      -------------------------------------------------------------------------
      Total interest expense                                     $84      $8
      =========================================================================

      (1) Consists of $3,048 amortization of an imputed discount on warrants issued to the Laurus Master Fund Ltd. ("Laurus") and $9,750 of amortization of a prepaid facility fee of $117,000 in connection with a revolving credit facility entered into with Laurus on March 31, 2005. These costs are included in deferred financing costs on the Consolidated Balance Sheet, and are being amortized to interest expense over the three-year term of the facility.

      (2) Consists of (i) the write-off of a $23,220 discount recorded in valuing free-standing warrants issued in connection with a convertible note which was subsequently repaid (see Note 15); and (ii) $4,358 amortization of a discount imputed in accounting for the Company's convertible minimum borrowing note with Laurus (see Note 6).

13.   SEGMENT INFORMATION

      Historically, the Company has operated in a single business segment, selling telecommunications equipment to businesses. During 2005, the Company formed OIPV and commenced activities related to the development of a new business segment which provides hosted carrier-based Voice over IP products and related network services to the small-to-medium business marketplace. The hosted VoIP business, presented below as the "IP Telephony" business segment, commenced sales operations in January 2006. Summarized financial information for the Company's reportable business segments for the three months ended March 31, 2006 is presented below. Geographic information is not presented because the Company does not operate outside of the United States. Corporate operating expenses consist primarily of compensation and benefits, costs associated with corporate governance and compliance, investor relations, and other shared general expenses not allocated to the business segments.

      Business segment information as of and for the three months ended March 31, 2006 is as follows:


                                          Telecom-            IP
                                        munication     Telephony
      (In thousands)                     Equipment      Services     Corporate     Consol.
      ------------------------------------------------------------------------------------

      Revenues                              $4,407         $   7         $   -     $ 4,414
      Operating loss                          (135)         (976)         (258)     (1,369)
      Depreciation and amortization             27            22             -          49
      Identifiable assets                    5,013           561           535       6,109
      Capital expenditures                      21           109             -         130
      ====================================================================================

      At March 31, 2005, the Company was operating in only one segment and, accordingly, segment information is not presented for that period.

      The following table reconciles the totals reported for the operating loss of the segments to the Company's reported loss before income taxes:


                                                  Three months
                                                         ended
      (In thousands)                            March 31, 2006
      --------------------------------------------------------

      Total segment operating losses                   $(1,111)
      Unallocated amounts:
        Corporate expenses                                (258)
        Interest expense                                   (84)
        Derivative instrument expense                   (2,634)
         Other income                                        2
      --------------------------------------------------------
      Consolidated loss before income taxes            $(4,085)
      ========================================================

14.   PREFERRED STOCK


                                                                            March 31,
      (in thousands)                                                             2006
      -------------------------------------------------------------------------------

      Series A preferred stock, par value $.001, 194,520 shares
       issued and outstanding (see also Note 15)                              $ 3,307
      Less: unamortized discount related to warrants issued to
       investors and bifurcated embedded derivative instrument (Note 7)        (3,156)
      -------------------------------------------------------------------------------

      Carrying amount at March 31, 2006                                       $   151
      ===============================================================================

      On February 17, 2006 and March 17, 2006 the Company sold an aggregate of 135,550 Unit shares of Series A Preferred Stock to several accredited investors (the "Investors") at a price of $17.00 per Unit. Each Unit consists of (i) one share of the Company's Series A Preferred Stock, $.001 par value per share, and (ii) a Warrant to purchase five shares of the Company's Common Stock, par value $.001 per share, at an exercise price of $2.125 per share (the Series A Preferred Stock and the Warrant together "Securities"). The Securities were not registered under the Securities Act of 1933, as amended, or applicable state securities laws. The Securities are subject to restrictions on transferability and resale and may not be transferred or resold except as permitted under the Securities Act of 1933, as amended, and applicable state securities laws, pursuant to registration or exemption from those laws. The proceeds received by the Company, net of $184,354 placement agent fees and $112,569 expenses incurred by the Company, were $2,007,514.

      The following describes certain of the material terms of these transactions. The description below is not a complete description of the terms of the financing transaction and is qualified in its entirety by reference to the agreements entered into in connection therewith which are included as exhibits to previously filed Current Reports on Form 8-K.

      Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into ten shares of common stock, based upon an initial conversion price of $1.70 per common share. The conversion price of the Series A Preferred Stock will be subject to a weighted average adjustment (based on all deemed outstanding shares of Common Stock and shares of Preferred Stock) and to reduce dilution in the event that the Company issues additional equity securities (other than the shares reserved for issuance under or to Laurus Master Fund Ltd., the Company's Stock Option Plan, the Company's Employee Stock Purchase Plan, employees, officers, consultants and directors of the Company, and under other currently existing options, warrants and obligations to issue shares) at a purchase price less than the Series A Preferred Stock conversion price. The Series A Preferred Stock conversion price will also be subject to proportional adjustment for stock splits, stock dividends, recapitalizations and the like.

      Dividends accrue at an 8% annual rate; however the Company is under no obligation to pay such accruing dividends except under the following conditions: (i) the Investors have the right to receive in preference to any dividend on the Common Stock a cumulative non-compounding dividend at the rate of 8% per annum of the original Preferred A Per Share Price; (ii) in the event of any liquidation or winding up of the Company, the Investors shall be entitled to receive in preference to the holders of the Common Stock an amount equal to two times the original Preferred A Per Share Price plus any declared but unpaid dividends; and (iii) in the event of a redemption, as further described below.

      The Series A Preferred Stock is subject to mandatory conversion into shares of common stock upon the earliest to occur of (a) the closing of the sale of shares of common stock to the public at a price of at least $5.00 per share, subject to anti-dilution adjustments, which results in at least $10 million of gross proceeds to the Company; (b) the consent of the majority of the holders of the then outstanding Series A Preferred Stock; or (c) the date upon which the closing sale price of the common stock exceeds $5.00 per share for twenty consecutive trading days. All of the outstanding shares of Series A Preferred Stock shall be redeemed by the Company at its original issue price plus accrued dividends in three annual installments commencing 270 days after receipt by the Company at any time on or after February 17, 2011 and prior to February 17, 2013, of written notice from the holders of a majority of the then outstanding shares of Series A Preferred Stock.

      The Series A Preferred Stock will vote together with the Common Stock and not as a separate class except as required by law, however, the holders of the Series A Preferred Stock, exclusively and as a separate class, will be entitled to elect one (1) director of the Corporation. Each share of Series A Preferred Stock shall have a number of votes equal to the number of shares of Common Stock then issuable upon conversion of such share of Series A Preferred Stock.

      Warrant to Purchase Shares of Stock. The Investors received warrants to purchase up to an aggregate of 677,750 shares of the Company's common stock at an exercise price of $2.125 per share. The warrants expire five years from issuance. In lieu of exercising the warrant with cash, the Holder may elect to receive that number of shares of common stock equal to the value of the warrant (or that portion being exercised) at the time of exercise.

      Registration rights. The Company agreed to use its best efforts to register the common stock underlying the Securities for resale via a Form S-3 or other appropriate registration statement ("Registration Statement") within 90 days after the completion of the Series A Offering. The Company agreed to respond to Securities and Exchange Commission Registration Statement comments within 10 days and request effectiveness of the Registration Statement within 3 days of "no review" or "no further comments". In the event that the registration statement is not declared effective within this time period, the Company will be subject to an aggregate penalty of $500 for each business day until such registration statement becomes effective.

      Because the Series A Preferred Stock is not considered to be "conventional convertible preferred stock", the embedded conversion option is subject to the accounting requirements of EITF Issue 00-19. Because of the penalties we may have to pay under the Investor Rights Agreement, and the fact that the conversion price can be adjusted in certain circumstances, we are required by EITF 00-19 to bifurcate the embedded conversion option and account for it as a derivative instrument liability. This derivative instrument liability was initially valued, using the Black-Scholes options pricing model, at $10.64 - $10.82 per preferred share, attributable to two separate closing dates. It is then adjusted to fair value at the end of each subsequent period, with any changes in fair value charged or credited to income in the period of change. Refer to Note 7 for further information on the assumptions used in determining fair market value of the derivative instruments. The Company allocated the $1,459,000 fair value of the embedded conversion option and the $695,000 fair value of the 677,750 common stock purchase warrants issued to the investors, to the $2,304,000 gross proceeds received, resulting in an initial net carrying value of $150,000. This carrying value will be accreted to its original value of $2,304,000 using an effective interest method over an expected life to conversion of 4.5 years.

      In connection with the above transactions, the Company issued to its placement agent warrants (the "Placement Agent Warrants") (i) to purchase up to an aggregate of 101,660 shares of the Company's common stock at an exercise price of $2.125 per share and (ii) to purchase up to an aggregate of 20,332 shares of the Company's Series A Preferred Stock at an exercise price of $17.00 per share. The Placement Agent Warrants expire ten years from issuance. In lieu of exercising the warrants with cash, the placement agent may elect to receive that number of shares of common stock or Series A Preferred Stock, as applicable, equal to the value of the warrant (or that portion being exercised) at the time of exercise. The Company also paid the placement agent a fee of $184,354 representing 8% of the gross proceeds. These placement fees, the $352,941 calculated fair value of the placement agent warrants, and $112,569 of other transaction costs, aggregating $650,170, were charged to Additional Paid-in Capital.

15.   CONVERTIBLE NOTES

       On February 8, 2006, the Company issued a $1,000,000 Principal Amount Convertible Promissory Note (the "Sotomar Note") to Sotomar - Empreendimentos Industriais e Imobiliarios, SA (the "Holder") pursuant to a Convertible Note and Warrant Purchase Agreement (the "Purchase Agreement"). The proceeds received by the Company, net of an $80,000 placement agent fee and other expenses, were $913,000. Under the terms of the Sotomar Note, the outstanding Principal Amount under the Sotomar Note, plus any accrued but unpaid interest thereon, shall automatically convert into shares of Series A Preferred Stock upon the sale of Series A Preferred Stock and warrants to purchase Common Stock to accredited investors in a private placement transaction pursuant to Regulation D (collectively, "Offered Securities") which produces at least $500,000 of aggregate gross proceeds to the Company (a "Preferred Offering"). As a result of the February 17, 2006 sale of Series A Preferred Stock to an accredited investor for $750,000, the Sotomar Note, together with $2,490 interest accrued thereon, converted into 58,970 shares of Series A Preferred Stock.

      In connection with the issuance of the Sotomar Note, the Holder received a warrant to purchase up to an aggregate 529,134 shares of the Company's common stock at an exercise price of $1.27 per share. The warrant expires ten years from issuance. In lieu of exercising the warrant with cash, the Holder may elect to receive that number of shares of common stock equal to the value of the warrant (or that portion being exercised) at the time of exercise. The warrants were valued using the Black-Scholes options pricing model, resulting in an $834,000 discount against the proceeds of the Sotomar Note. Because the exercise price and the number of shares are fixed, subject to normal anti-dilution adjustments, and the Company can deliver unregistered shares, the Company recorded this amount directly to Additional Paid-in Capital. Because the Series A Preferred Stock into which the Sotomar Note converted has the same characteristics as the other Series A Preferred Stock, the Company has bifurcated the embedded conversion option and is accounting for it as a derivative instrument liability, in the same manner as the other issued Series A Preferred Stock. Since the value of the embedded conversion option of $627,500 exceeded the net carrying value of the Sotomar Note of $168,469 at the date of conversion, the Company reduced the initial carrying value of the associated Series A Preferred Stock to zero and recorded an immediate charge to income of $459,031. The series A Preferred Stock will be accreted to its redemption value of $1,002,490 using the effective interest method and an estimated life to conversion of 4.5 years.

      In connection with the Sotomar Note transaction, and pending receipt of proceeds from the issuance of the Sotomar Note, on January 30, 2006 an affiliate of the placement agent advanced the Company $400,000 pursuant to a convertible note with terms similar to the Sotomar Note. The advance was repaid with $1,111 of interest on February 8, 2006. A warrant for the purchase of 22,047 shares of common stock was issued to the affiliate for providing the advance. The warrant has a 10 year life and is exercisable at $1.27 per share. Using Black-Scholes the Company calculated a $23,219 value to the warrant. Because the exercise price and the number of shares are fixed, subject to normal anti-dilution adjustments, and the Company can deliver unregistered shares without penalty, the Company recorded this amount directly to Additional Paid-in Capital. Upon repayment of the advance, the $23,219 unamortized discount was charged to interest expense.

      In connection with the Sotomar Note, the placement agent received an $80,000 fee and a warrant (the "Placement Agent Warrant") to purchase up to an aggregate 150,000 shares of the Company's common stock at an exercise price of $1.27 per share. The Placement Agent Warrant expires five years from issuance. In lieu of exercising this warrant with cash, the placement agent may elect to receive that number of shares of common stock equal to the value of the warrant (or that portion being exercised) at the time of exercise. Because these warrants are subject to the same registration rights and associated penalties as described in Note 14, the Company has accounted for the warrant as a derivative instrument liability. See Note 7 for further accounting information.

16.   LOSS PER SHARE

      Basic loss per share was computed by dividing net loss (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Not included in the computation of diluted loss per share for the three months ended March 31, 2006 were the following weighted average outstanding items: (i) options and warrants to purchase 1,818,000 shares of common stock; (ii) 223,000 common shares issuable assuming conversion of convertible notes; and (iii) 636,000 common shares issuable assuming conversion of Series A preferred stock and warrants to purchase Series A preferred stock. Not included in the computation of diluted loss per share for the three months ended March 31, 2005 were weighted average outstanding options and warrants to purchase 798,000 shares of common stock. These items were excluded from the computation of diluted loss per share because their inclusion would be antidilutive in each period presented.

17.   SUBSEQUENT EVENTS

      On April 17, 2006 the Company sold 64,906 Unit shares of Series A Preferred Stock to several accredited investors (the "Investors") at a price of $17.00 per Unit. Each Unit consists of (i) one share of the Company's Series A Preferred Stock, $.001 par value per share, convertible into ten shares of Common Stock and (ii) a five-year Warrant to purchase five shares of the Company's Common Stock, par value $.001 per share, at an exercise price of $2.125 per share (the Series A Preferred Stock and the Warrant together "Securities"). The Securities were not registered under the Securities Act of 1933, as amended, or applicable state securities laws. The Securities are subject to restrictions on transferability and resale and may not be transferred or resold except as permitted under the Securities Act of 1933, as amended, and applicable state securities laws, pursuant to registration or exemption from those laws.

      The proceeds received by the Company, net of fees and expenses incurred by the Company's placement agent, were $1,011,968.

      In connection with the above transaction, the Company issued to its placement agent warrants (the "Placement Agent Warrants") (i) to purchase up to an aggregate 48,675 shares of the Company's common stock at an exercise price of $2.125 per share and (ii) to purchase up to an aggregate 9,735 shares of the Company's Series A Preferred Stock at an exercise price of $17.00 per share. The Placement Agent Warrants expire ten years from issuance.

      The above transactions represented the "third tranche" of a private offering of Series A preferred stock which commenced February 17, 2006. See
Note 14 for a description of the material terms of the aforementioned transactions.


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

RESULTS OF OPERATIONS

      Overview

      For the three months ended March 31, 2006, we reported a net loss of $4,092,000 or $1.06 per share on revenues of $4,414,000. The net loss includes non-cash derivative instrument expense of $2,634,000 primarily arising from increases in the fair market value of the Company's derivative financial instruments during this period, as more fully described in Notes 6,7, 14 and 15 of the Notes to Consolidated Financial Statements contained herein. Excluding the non-cash derivative instrument expense, we otherwise incurred a $1,458,000 loss for the three months ended March 31, 2006. This compares with a net loss of $1,032,000 or $.31 per share on revenues of $2,409,000 recorded for the three months ended March 31, 2005. The operating results for the three months ended March 31, 2006 includes an operating loss of approximately $976,000 attributable to our new business entity One IP Voice, Inc. as further described below. The net loss for the three month period of 2005 also includes one-time expenses aggregating $84,000 incurred in connection with the termination of our credit facility with Business Alliance Capital Corporation.

      As further described in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, the Company has taken several measures to turnaround its operating performance. The turnaround strategy is principally based upon stabilizing the Company's legacy telecommunications business through building a larger and more highly qualified sales force and diversifying the Company's product offerings and targeted customers, while developing an IP telephony services business in order to transition the Company's business model to a broader communications solutions provider. In March 2005, the Company implemented measures to increase revenues from its legacy telecommunication equipment business by increasing its sales force and targeting the small-to-medium size business ("SMB") market while continuing to serve its base of large, "Enterprise" customers. These efforts to date have resulted in increased revenues in 2006 as compared to 2005. In May 2005, the Company took steps to further diversify its product offerings, forming a wholly-owned subsidiary named "One IP Voice" ("OIPV"), which became operational in January 2006, offering carrier-based hosted IP telephony services along with network services.
Its primary target is also the SMB market.

      In order to finance its business turnaround and expansion plans, the Company increased its credit lines in March 2005, obtaining a $3 million credit facility from Laurus Master Fund Ltd. which replaced a $1.7 million credit facility. During 2006, the Company raised approximately $4 million of additional capital through offerings of convertible debt and Preferred Stock to unaffiliated private investors. This new capital will be used to continue the build out and national deployment of its IP telephony products and services.

      Additional information on our results of operations and financial condition for the three months ended March 31, 2006 follows below.

      Revenues


                                           Three months ended
                                               March 31,
                                           ------------------
      (In thousands)                        2006        2005
      -------------------------------------------------------

      Equipment:
        End-user equipment sales           $3,327      $1,875
        Equipment sales to resellers          137          90
      -------------------------------------------------------
        Total equipment sales               3,464       1,965
      -------------------------------------------------------
      Services:
        Installations                         667         259
        Other services                         24          28
        IP telephony services                   7           -
      -------------------------------------------------------
        Total services                        698         287
      Other revenue                           252         157
      -------------------------------------------------------
      Total services and other revenue        950         444
      -------------------------------------------------------
      Consolidated revenues                $4,414      $2,409
      =======================================================

      Equipment Sales. End user equipment sales for the three months ended March 31, 2006 increased by $1,452,000 or 77% over the comparable 2005 period, of which $1,143,000 was attributable to an increase in systems sales, and $309,000 was attributable to an increase in aftermarket parts sales. Equipment sales to resellers also increased by $47,000 or 52% over the comparable 2005 period. These results are primarily attributable to the Company's strategy to increase revenues by expanding its sales force, diversify its product offerings, and expand its customer base by targeting SMBs in addition to its existing base of larger "Enterprise" customers. The Company's direct sales force has more than doubled from the prior year quarter. In addition, sales to the SMB marketplace have significantly increased from a year ago, as have sales of complete systems to both Enterprise customers and SMB customers.

      Services revenue for the three months ended March 31, 2006 increased by $411,000 or 143% over the comparable 2005 period, attributable to a $408,000 increase in the legacy telecommunications business installation revenues. The increase was attributable to the growth in system sales. An increase or decrease in installation revenues, however, does not always coincide with the reported increase or decrease in system sales since installations may occur in different periods than the related system sale. OIPV, which began marketing its IP telephony products and services in January 2006, recorded its first revenues of $7,000 during the first quarter of 2006.

      Other revenue for the three months ended March 31, 2006 increased by $95,000 or 61% over the comparable 2005 period, primarily attributable to a $62,000 increase in commissions earned on Avaya maintenance contract sales. In the sale of Avaya maintenance contracts, the Company receives a one-time commission, and all of the equipment service obligations are borne entirely by Avaya.

      Cost of Revenues and Gross Profit. Total cost of revenues for the three months ended March 31, 2006 was $3,169,000, an increase of $1,514,000 or 91% from the comparable 2005 period. The gross profit for the three months ended March 31, 2006 was $1,245,000, an increase of $491,000 or 65% from the comparable 2005 period. As a percentage of revenue, the overall gross profit margin was 28% for 2006, compared to 31% for the comparable 2005 period. The overall gross margin was adversely impacted by an $89,000 negative gross profit recorded by OIPV, which generated less revenue during this period than its production costs. Excluding OIPV, the Company generated an overall gross profit margin of 30% during the current year period.

      Gross Profit Margins on Equipment Sales. For the three months ended March 31, 2006, the gross profit margin on equipment sales decreased to 30% from 33% in 2005. The decline is partly attributable to product mix, as system sales comprised a significantly larger share of our 2006 equipment sales revenues than the comparable 2005 period - 59% vs. 45%, and they have historically generated lower profit margins than the parts sales business. We are also trending towards more sales of complete systems which typically have lower profit margins than system upgrades. In addition, profit margins from our aftermarket parts business were lower than the prior year period. This continues to be attributable to the fact that the parts business has become more of a "commodity" business and less of a "value-added" business. It has therefore become more prone to price-shopping by customers.

      Gross Profit Margins on Services and Other Revenue. For the three months ended March 31, 2006, the Company recorded an overall 37% profit margin on its combined services and other revenue, compared with a 47% profit margin recorded in the comparable 2005 period. Excluding the negative profit margin generated by OIPV, as further described below, the profit margin for 2006 was 42%.

      The gross profit margin on services revenue was 21% for the three months ended March 31, 2006 compared with 29% in the comparable 2005 period. The 2006 profit margin consisted of a 27% profit margin generated by the Company's legacy telecommunications equipment business segment, offset by a negative profit margin from its IP telephony business segment
(OIPV). OIPV generated $41,000 of service costs in excess of its realized revenues during this period, which represented its first quarter of sales operations. The 2 percentage point decline in the legacy telecommunications equipment business segment was attributable to the significant increase in installation revenues, which has historically generated lower profit margins than other service offerings.

      The gross profit margin on other revenues was 81% during the three months ended March 31, 2006, compared with 80% during the comparable prior year period. Other revenue primarily consists of one-time commissions earned on the sale of Avaya maintenance contracts which generate a 100% profit margin.

      Other Costs of Revenue. Other costs of revenue consists of product handling, purchasing and facility costs and expenses. It additionally includes the costs incurred by OIPV to operate and maintain its IP network and the depreciation and amortization of the associated equipment and licenses. For the three months ended March 31, 2006, these expenses were $52,000 higher than 2005, primarily attributable to the aforementioned IP network, equipment and license costs incurred by OIPV.

      Selling, General and Administrative ("SG&A") Expenses. SG&A expenses for the three months ended March 31, 2006 were $2,614,000, an increase of $1,230,000 or 89% from the comparable 2005 period. G&A expenses for the three months ended March 31, 2006 were 59% of revenues, compared to 57% of revenues in 2005. Approximately $887,000 or 72% of the increase in SG&A was attributable to expenses incurred by, or allocated to, OIPV, which was formed in May 2005 and commenced sales operations in January 2006.

      Sales and marketing expenses accounted for $780,000 of the increase in SG&A, of which $506,000 was attributable to increased sales and sales support salaries, $156,000 was attributable to increased commissions as a result of the higher sales level, and $40,000 represented stock option expense as the Company implemented the requirements of SFAS 123R, as further described in Note 10. As described above, the Company more than doubled its direct sales force from a year ago as part of its strategy to increase revenues in its legacy telecommunications business. In addition, the buildout to date of OIPV's sales and marketing team accounted for $304,000 of the salary and commission increase.

      General and administrative expenses accounted for $450,000 of the increase in SG&A, which included increased compensation expenses of $269,000, and increased employee-related expenses such as insurance, recruitment fees, office expenses and travel expenses which increased by an aggregate $241,000. The operations of OIPV accounted for $132,000 of the increased compensation expenses related to the hiring of management and administrative personnel. In addition, the Company recognized $28,000 of stock option expense in the first quarter of 2006. Included in general and administrative expense in 2005 was $84,000 of expense related to the early termination of the Company's credit facility with BACC.

      We expect our SG&A expenses to increase as we continue the infrastructure development and deployment of our OIPV product offerings.

      Other Income (Expense). Other income (expense) for the three months ended March 31, 2006 was $(2,716,000), compared with $(398,000) for 2005.
The principal components of other income (expense) are as follows.

      Interest Expense:


                                                         Three months ended
      (in thousands)                                         March 31,
      ---------------------------------------------------------------------
                                                           2006     2005
                                                           ----     ----

      Interest expense on outstanding borrowings           $44       $8
      Amortization of deferred financing costs              13        -
      Amortization of discounts on convertible notes        27        -
                                                           ----     ----
      Total interest expense                               $84       $8
                                                           ====     ====

      The increase in interest expense on outstanding borrowings was attributable to higher average borrowing levels and interest rates under the Company's credit facilities. Amortization of deferred financing costs consists of $3,048 amortization of an imputed discount on warrants issued to the Laurus and $9,750 of amortization of a prepaid facility fee of $117,000 in connection with the Laurus revolving credit facility entered into March 31, 2005. These costs are included in deferred financing costs on the Consolidated Balance Sheet, and are being amortized to interest expense over the three-year term of the facility. Amortization of discounts on convertible notes includes $4,358 amortization of the imputed discount on the Laurus Minimum Borrowing Note (see Note 6), and a $23,220 write-off of the unamortized balance of a discount recorded in valuing warrants issued in connection with the issuance of a $400,000 convertible note which was repaid in full (see Note 15). Discounts imputed in accounting for the Company's convertible notes issued to the Laurus Master Fund pursuant to this credit facility, are being amortized to interest expense over their term using the effective interest method.

      Derivative instrument expense. The Company recorded derivative instrument expense of $2,634,000 and $393,000 during the three months ended March 31, 2006 and 2005, respectively, from its derivative instrument liabilities, of which during 2006 (i) $913,000 was attributable to the Company's convertible debt facility with Laurus, as further described in
Note 6 and 7, and (ii) $1,721,000 was attributable to the Company's private placement transactions, as more fully described in Notes 7, 14 and 15. Income or losses generated from these derivative liabilities are non-cash, with no effect on liquidity, and the amount of income or loss recognized is affected by changes in the fair market value of the Company's common stock price during each reporting period, as the Company is required to record "mark-to-market" adjustments to the value of its derivative liabilities. The increase in the market value of the Company's common stock during each quarterly period had a significant impact on the determination of the amount of derivative instrument expense.

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

LIQUIDITY AND CAPITAL RESOURCES

      Working capital (deficit), defined as current assets less current liabilities, was $859,000 at March 31, 2006, compared to a deficiency of ($568,000) at December 31, 2005. The working capital ratio was 1.22 to 1 at March 31, 2006, compared to .88 to 1 at December 31, 2005. The working capital deficiency at December 31, 2005 included a $385,000 derivative instrument liability related to the Company's convertible revolving credit facility. The $1,427,000 increase in working capital was primarily attributable to proceeds received from the issuance of a $1,000,000 convertible note, and from the sale of Series A preferred stock as further described below.

      Operating activities used $1,288,000 during the three months ended March 31, 2006, compared to providing $303,000 in the comparable 2005 period. Net cash used by operating activities in 2006 consisted of a net loss of $4,092,000 less non-cash items aggregating $2,844,000, and net cash used by changes in operating assets and liabilities of $40,000. The non-cash items consisted primarily of $2,634,000 of expense arising from the increase in value of the Company's derivative instrument liabilities, as more fully presented in Note 7.

      Investing activities used $112,000 during the three months ended March 31, 2006, compared to $3,000 in 2005. Net cash used by investing activities in 2006 and 2005 consisted of capital expenditures. Capital expenditures during 2006 were principally for the purchase of network equipment and software in connection with OIPV's continuing build out of its IP telephony platform, and for computer and office equipment to support our expanded personnel levels. Pursuant to our loan agreement with Laurus, we may obtain external financing on capital expenditures of up to $500,000 in any fiscal year period before requiring Laurus's prior approval.

      Financing activities provided $1,539,000 during the three months ended March 31, 2006, principally from net proceeds of $913,000 from the issuance of a $1 million convertible note and net proceeds of $2,008,000 from the sale of Series A preferred stock. The Company used $1,409,000 of the proceeds to temporarily pay down the balance of its revolving loan balance with Laurus. As of March 31, 2006, outstanding borrowings under the Company's $3 million Laurus credit facility were $283,000, and the Company had $2,030,000 of borrowing availability.

      The Company is not currently generating sufficient cash flow from operations to cover the operating costs of both our legacy telecommunications business and One IP Voice, and we are highly dependent upon our current credit facility and generating cash through offerings of Company securities to outside investors. During 2006 however, the Company completed several private placements of convertible debt and equity securities, raising approximately $4 million, in order to raise capital for use in its current business and the working capital requirements of OIPV. Refer to Notes 14, 15 and 17 of the Notes to Consolidated Financial Statements contained herein, for a description of the material terms of these financing transactions. To summarize:

      * On January 30, 2006, the Company issued a $400,000 Convertible Promissory Note and a Warrant to purchase 22,047 shares of common stock to an affiliate of the placement agent, pursuant to a Convertible Promissory Note and Purchase Agreement. This note was subsequently repaid in full, with interest, on February 8, 2006.

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

      * On February 17, 2006 and March 17, 2005 the Company sold an aggregate of 135,550 Unit shares of Series A Preferred Stock to several accredited investors (the "Investors") at a price of $17.00 per Unit. Each Unit consists of (i) one share of the Company's Series A Preferred Stock, $.001 par value per share, and (ii) a Warrant to purchase five shares of the Company's Common Stock, par value $.001 per share, at an exercise price of $2.125 per share (the Series A Preferred Stock and the Warrant together "Securities"). The proceeds received by the Company, net of $184,354 placement agent fees and $112,569 expenses incurred by the Company's placement agent, were $2,007,514.

      * On April 17, 2006 the Company sold an additional 64,906 Unit shares of Series A Preferred Stock to several accredited investors at a price of $17.00 per Unit, receiving net proceeds of approximately
$1,000,000.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The discussion included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005 under the subheading "Critical Accounting Policies and Estimates" is still considered current and applicable, and is hereby incorporated into this Quarterly Report on Form 10-Q.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The discussion included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005, "Quantitative and Qualitative Disclosures About Market Risk", is still considered current and applicable, and is hereby incorporated into this Quarterly Report on Form 10-Q.

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


                        PART II.  OTHER INFORMATION.

ITEM 1.   LEGAL PROCEEDINGS

      None.

ITEM 1A.  RISK FACTORS

      The discussion included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005 under the subheading "Risks, Uncertainties and Other Factors That May Affect Future Results" is still considered current and applicable, and is hereby incorporated into this Quarterly Report on Form 10-Q.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The Company hereby incorporates by reference the information contained in Current Reports on Form 8-K filed with the Securities and Exchange Commission on the following dates: February 14, 2006, February 24, 2006 and March 21, 2006. In connection with the reported transactions, the Company's placement agent received aggregate cash fees of $264,354, and warrants to purchase shares of common stock and Series A preferred stock as described in the aforementioned Current Reports.

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

                                       FARMSTEAD TELEPHONE GROUP, INC.


Dated:  May 17, 2006                   /s/ Jean-Marc Stiegemeier
                                       ------------------------------------
                                       Jean-Marc Stiegemeier
                                       Chief Executive Officer, President

Dated:  May 17, 2006                   /s/ Robert G. LaVigne
                                       ------------------------------------
                                       Robert G. LaVigne
                                       Executive Vice President, Chief
                                        Financial Officer