Form 10-Q/A
period 2005-06-30
FARMSTEAD TELEPHONE GROUP INC
filed 2006-05-26
CIK 804331

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

EXPLANATORY NOTE:
-----------------

      This Form 10-Q/A to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, initially filed with the Securities and Exchange Commission on August 11, 2005, amends Part I, Items 1 and 2 for the three and six months ended June 30, 2005. This Form 10-Q/A continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and we have not updated the disclosures contained herein to reflect events that occurred at a later date, except for items related to the restatement or where otherwise indicated.

      The accompanying consolidated financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 have been restated to correct an error pertaining to the accounting for warrants and outstanding borrowings under convertible notes issued to the Laurus Master Fund Ltd. ("Laurus") in connection with a three-year Secured Revolving Note
agreement dated March 31, 2005.   See a more detailed discussion of the
restatement in Item 1, Note 1- "Restatement" to the Notes to Consolidated Financial Statements.

      We anticipate filing an amended report on Form 10-Q for the quarterly period ended September 30, 2005 which will reflect a continuation of corrections in the accounting for convertible notes and warrants issued to Laurus during 2005. The consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 included in our Annual Report on Form 10-K for the year ended December 31, 2005 should be relied upon.


                       TABLE OF CONTENTS TO FORM 10-Q


PART I. FINANCIAL INFORMATION

                                                                                   Page
                                                                                   ----
ITEM 1.  FINANCIAL STATEMENTS (Unaudited)
         Consolidated Balance Sheets - June 30, 2005 and December 31, 2004           3
         Consolidated Statements of Operations - Three and Six Months
           Ended June 30, 2005 and 2004                                              4
         Consolidated Statement of Changes in Stockholders' Equity -
           Six Months Ended June 30, 2005                                            4
         Consolidated Statements of Cash Flows - Six Months Ended
           June 30, 2005 and 2004                                                    5
         Notes to Consolidated Financial Statements                                  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                       15

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                 20

ITEM 4.  CONTROLS AND PROCEDURES                                                    20

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                          20

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                            20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                        21

ITEM 5.  OTHER INFORMATION                                                          21

ITEM 6.  EXHIBITS                                                                   21

SIGNATURES                                                                          22


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                      FARMSTEAD TELEPHONE GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS


                                                                        June 30,    December 31,
(In thousands)                                                           2005          2004
------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
                                                                    (As Restated)
ASSETS
Current assets:
  Cash and cash equivalents                                            $   390       $   217
  Accounts receivable, net                                               3,467         1,453
  Inventories, net                                                       1,429         1,627
  Other current assets                                                     101           378
--------------------------------------------------------------------------------------------
Total Current Assets                                                     5,387         3,675

Property and equipment, net                                                289           268
Deferred financing costs (Note 6)                                          569             -
Other assets                                                               107           107
--------------------------------------------------------------------------------------------
Total Assets                                                           $ 6,352       $ 4,050
============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $ 2,674       $ 1,110
  Accrued expenses and other current liabilities                           341           242
  Current portion of convertible debt, net of unamortized
   discount of $251 (Note 6)                                               699             -
  Revolving credit facility note (Note 8)                                    -           179
  Derivative financial instruments (Note 7)                                231             -
  Debt maturing within one year (Note 8)                                    31             8
--------------------------------------------------------------------------------------------
Total Current Liabilities                                                3,976         1,539

Postretirement benefit obligation                                          656           593
Convertible debt, net of unamortized discount of $307 (Note 6)             193             -
Long-term debt (Note 8)                                                     62            39
Derivative financial instruments (Note 7)                                  394             -
--------------------------------------------------------------------------------------------
Total Liabilities                                                        5,281         2,171
--------------------------------------------------------------------------------------------

Commitments and contingencies (Note 12)

Stockholders' Equity:
  Preferred stock, $0.001 par value; 2,000,000 shares authorized;
   no shares issued and outstanding                                          -             -
  Common stock, $0.001 par value; 30,000,000 shares authorized;
   3,352,730 and 3,322,182 shares issued and outstanding at
   June 30, 2005 and December 31, 2004, respectively                         3             3
  Additional paid-in capital                                            12,337        12,320
  Accumulated deficit                                                  (11,250)      (10,420)
  Accumulated other comprehensive loss                                     (19)          (24)
--------------------------------------------------------------------------------------------
Total Stockholders' Equity                                               1,071         1,879
--------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                             $ 6,352       $ 4,050
============================================================================================


        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                   For the Three              For the Six
                                                    Months Ended             Months Ended
                                                      June 30,                June 30,
                                                  ----------------        ----------------
(In thousands, except loss per share amounts)     2005        2004        2005        2004
------------------------------------------------------------------------------------------
                                                    (As Restated)           (As Restated)

Revenues:
  Equipment                                      $3,723      $2,584      $5,688      $5,506
  Services and other revenue                        760         305       1,204         789
-------------------------------------------------------------------------------------------
  Total revenues                                  4,483       2,889       6,892       6,295
Cost of Revenues:
  Equipment                                       2,695       1,970       4,014       4,016
  Services and other revenue                        321         189         555         461
  Other cost of revenues                            131         126         233         337
-------------------------------------------------------------------------------------------
  Total cost of revenues                          3,147       2,285       4,802       4,814
-------------------------------------------------------------------------------------------
Gross profit                                      1,336         604       2,090       1,481
Selling, general and administrative expenses      1,765       1,010       3,148       2,220
-------------------------------------------------------------------------------------------
Operating loss                                     (429)       (406)     (1,058)       (739)
-------------------------------------------------------------------------------------------
Other income (expense):
  Interest expense (Note 14)                        (48)         (6)        (56)        (12)
  Derivative instrument income                      681           -         287           -
  Other income                                        1           1           4           2
-------------------------------------------------------------------------------------------
  Total other income (expense)                      634          (5)        235         (10)
-------------------------------------------------------------------------------------------
Income (loss) before income taxes                   205        (411)       (823)       (749)
Provision for income taxes                            3           3           7           6
-------------------------------------------------------------------------------------------
Net income ( loss)                               $  202      $ (414)     $ (830)     $ (755)
===========================================================================================

Net income (loss) per common share:
  Basic                                          $  .06      $ (.12)     $ (.25)     $ (.23)
  Diluted                                        $  .05      $ (.12)     $ (.25)     $ (.23)
Weighted average common shares outstanding:
  Basic                                           3,353       3,316       3,340       3,314
  Diluted                                         4,391       3,316       3,340       3,314
===========================================================================================


                       FARMSTEAD TELEPHONE GROUP, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (UNAUDITED)
                Six Months ended June 30, 2005 (As Restated)


                                                                                   Accumulated
                                                          Additional     Accum-       Other
                                   Common Stock            Paid-in       ulated   Comprehensive
(In thousands)                        Shares     Amount    Capital       Deficit       Loss        Total
--------------------------------------------------------------------------------------------------------
Balance at December 31, 2004           3,322       $3      $12,320      $(10,420)      $(24)      $1,879
Net loss                                   -        -            -          (830)         -         (830)
Amortization of pension liability          -        -            -             -          5            5
                                                                                                  ------
Comprehensive loss                         -        -            -             -          -         (825)
Issuance of common stock                  31        -           17             -          -           17
--------------------------------------------------------------------------------------------------------
Balance at June 30, 2005               3,353       $3      $12,337      $(11,250)      $(19)      $1,071
========================================================================================================


        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
               For the Six Months Ended June 30, 2005 and 2004


(In thousands)                                                        2005        2004
--------------------------------------------------------------------------------------
                                                                 (As Restated)
Cash flows from operating activities:
  Net loss                                                          $ (830)      $(755)
  Adjustments to reconcile net loss to net cash flows
   used in operating activities:
    Provision for doubtful accounts receivable                          18          18
    Provision for losses on inventories                                 18          68
    Depreciation and amortization of property and equipment             53          73
    Amortization of deferred financing costs                            23           -
    Amortization of discounts on convertible debt                       19           -
    Unrealized gain on derivative instruments                         (287)          -
    Decrease in accumulated other comprehensive loss                     5           4
  Changes in operating assets and liabilities:
    Increase in accounts receivable                                 (2,032)       (119)
    Decrease (increase) in inventories                                 180        (245)
    Decrease in other assets                                           277           7
    Increase in accounts payable                                     1,564           5
    Increase in accrued expenses and other current liabilities          99         174
    Increase in postretirement benefit obligation                       63          57
--------------------------------------------------------------------------------------
    Net cash used in operating activities                             (830)       (713)
--------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property and equipment                                  (18)        (23)
--------------------------------------------------------------------------------------
    Net cash used in investing activities                              (18)        (23)
--------------------------------------------------------------------------------------
Cash flows from financing activities:
    (Repayments) borrowings under revolving credit line               (179)        218
    Borrowings under convertible debt facility                       1,450           -
    Deferred financing costs                                          (257)          -
    Proceeds from issuance of common stock                              17           2
    Repayments of long-term debt and capital lease obligations         (10)          -
--------------------------------------------------------------------------------------
    Net cash provided by financing activities                        1,021         220
--------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                   173        (516)
Cash and cash equivalents at beginning of period                       217         827
--------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                          $  390        $311
======================================================================================

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                        $   20        $ 14
    Income taxes                                                         2           4
  Non-cash financing and investing activities:
    Purchase of equipment under capital lease                           56           -
    Discount on warrants issued to Laurus                              335           -
    Discounts on issuance of convertible debt                          557           -


        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1.    BASIS OF PRESENTATION, BUSINESS OPERATIONS, AND SIGNIFICANT
ACCOUNTING POLICIES

Basis of Presentation

      The consolidated financial statements presented herein consist of the accounts of Farmstead Telephone Group, Inc. and its wholly owned subsidiaries, FTG Venture Corporation (inactive) and InfiNet Systems, LLC (inactive). The accompanying consolidated financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. In the Company's opinion, the unaudited interim consolidated financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments, which are necessary for a fair presentation of its financial position and operating results for the
interim periods presented.   The results of operations for the interim
periods are not necessarily indicative of the results that may be expected for the entire fiscal year. This Form 10-Q/A should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Restatement

      The accompanying consolidated financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 (the "2005 Financial Statements") have been restated to correct an error pertaining to the accounting for warrants and outstanding borrowings under convertible notes issued to the Laurus Master Fund Ltd. ("Laurus") in connection with a three-year Secured Revolving Note agreement dated March 31, 2005. Specifically, the Company has adjusted its 2005 Financial Statements in order to apply the accounting methodology required under EITF Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Applying this methodology resulted in the recording of derivative financial instrument liabilities attributable to borrowings under the credit agreement and to the freestanding warrants issued to Laurus, and non-cash derivative instrument income of $681,000 and $287,000 for the three and six months ended June 30, 2005, respectively. The effect of the foregoing on the 2005 Financial Statements is as follows (in thousands, except per share amounts):


Consolidated Balance Sheet:           June 30, 2005
                                      -------------
                                     As
                                 Previously        As
                                  Reported      Restated
--------------------------------------------------------
Total assets                       $6,190        $6,352
Total liabilities                   5,215         5,281
Stockholders' equity                  975         1,071
-------------------------------------------------------



Consolidated Results of Operations:      Three Months Ended         Six Months Ended
                                           June 30, 2005              June 30, 2005
                                         ------------------         ----------------
                                           As                       As
                                       Previously      As       Previously        As
                                        Reported    Restated     Reported      Restated
---------------------------------------------------------------------------------------
Operating loss                           $(429)      $(429)      $(1,058)      $(1,058)
Net income (loss)                         (474)        202        (1,112)         (830)
Net income (loss) per common share:
  Basic                                  $(.14)      $ .06       $  (.33)      $  (.25)
  Diluted                                 (.14)        .05          (.33)         (.25)
---------------------------------------------------------------------------------------


Business Operations

      As presented in the consolidated financial statements contained in this report, the Company incurred net income of $202,000 for the three months ended June 30, 2005 and a net loss of $830,000 for the six months ended June 30, 2005. These results include non-cash derivative instrument income of $681,000 for the three-month period, and $287,000 for the six-month period, arising from borrowings under a three-year convertible revolving credit facility entered into effective March 31, 2006, and the issuance of freestanding warrants in connection therewith, as more fully described in Note 6, Convertible Debt. Excluding the non-cash derivative instrument income, the Company otherwise incurred losses of $479,000 and $1,117,000 during the three and six months ended June 30, 2005.

      In addition, the Company has incurred substantial losses in each of the past four fiscal years. These losses have been primarily the result of significant declines in revenues over these periods. As further described in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the Company has taken several measures to turnaround its operating performance. The turnaround strategy is principally based upon building a larger and more highly qualified sales force, and diversifying the Company's product offerings and targeted customers. The business strategy is to transition to a full communications solutions provider, becoming less dependent on parts sales, and developing more sources of recurring revenues, such as through installation and maintenance services. As a part of the turnaround plan, the Company hired a new President and CEO in October 2004, and two Executive Vice Presidents - one responsible for operations (hired in January 2005) and one responsible for sales (hired in March 2005). In March, the Company significantly expanded its sales infrastructure and opportunities, first by the hiring of twenty three sales and sales support professionals formerly employed by Avaya Inc., and second by entering into a trial agreement with Avaya to provide products and services to the SMB ("small-to-medium sized business") market which
commenced in March with the launch of a nationwide SMB sales program.   At
the end of March 2005, the Company's direct sales force was 85% larger than in June 2004. As a result of these efforts, the Company has been successful in uplifting revenues, as revenues for the three and six months ended June 30, 2005 were 55% and 9% higher than the comparable prior year periods. In fact, the $4,483,000 in revenues for the quarter ended June 30, 2005 was the highest revenue quarter since the second quarter of 2002, and the Company recorded a profit for the month of June, which was the Company's first profitable month since May 2003.

      In May 2005, the Company took steps to further diversify its product offerings, forming a wholly-owned subsidiary named "One IP Voice" which, when operational, will offer carrier-based hosted IP telephony services along with network services. Its primary target will be the SMB market.

      In order to finance its business expansion plans, effective March 31, 2005 the Company entered into a $3 million credit arrangement with Laurus, replacing a $1.7 million credit facility with Business Alliance Capital Corporation. For additional information, refer to Note 6 - Convertible Debt contained herein.

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

2.    RECLASSIFICATIONS

      Certain amounts in the prior year's financial statements have been reclassified to conform to the 2005 presentation.

3.    ACCOUNTS RECEIVABLE, NET


                                         June 30,      December 31,
(In thousands)                               2005              2004
-------------------------------------------------------------------
Trade accounts receivable                  $3,051            $1,379
Less: allowance for doubtful accounts         (78)              (60)
-------------------------------------------------------------------
Trade accounts receivable, net              2,973             1,319
Other receivables                             494               134
-------------------------------------------------------------------
Accounts receivable, net                   $3,467            $1,453
===================================================================


      Other receivables primarily consist of commissions, rebates and other dealer incentives due from Avaya and are recorded in the consolidated financial statements when earned.

4.    INVENTORIES, NET


                                         June 30,      December 31,
(In thousands)                               2005              2004
-------------------------------------------------------------------
Finished goods and spare parts             $1,260            $1,341
Work in process (a)                           208               352
Rental equipment                               13                52
-------------------------------------------------------------------
                                            1,481             1,745
Less: reserves for excess and
  obsolete inventories                        (52)             (118)
-------------------------------------------------------------------
Inventories, net                           $1,429            $1,627
===================================================================

(a) Work in process inventories consist of used equipment requiring repair or refurbishing.


5.    PROPERTY AND EQUIPMENT, NET


                                                   Estimated
                                                  Useful Lives   June 30,   December 31,
(In thousands)                                       (Yrs.)        2005         2004
----------------------------------------------------------------------------------------
Computer and office equipment                        3 - 5       $ 1,062      $ 1,071
Furniture and fixtures                               5 - 10          288          288
Leasehold improvements                                 10            171          171
Capitalized software development costs                  5             98           98
Automobile                                              5             50           50
Leased equipment under capital lease                    3             56            -
-------------------------------------------------------------------------------------
                                                                   1,725        1,678
Less: accumulated depreciation and amortization                   (1,436)      (1,410)
-------------------------------------------------------------------------------------
Property and equipment, net                                      $   289      $   268
=====================================================================================


      Leased equipment under capital lease consists of computer equipment.

6.    CONVERTIBLE DEBT


                                                            June 30,   December 31,
(In thousands)                                               2005         2004
-----------------------------------------------------------------------------------
Borrowing under secured revolving credit facility note      $ 950         $  -
Secured convertible Minimum Borrowing Note                    500            -
Less: unamortized discount attributable to the
 revolving credit facility note                              (251)           -
Less: unamortized discount attributable to the
 Minimum Borrowing Note                                      (307)           -
------------------------------------------------------------------------------
Convertible Debt, net of unamortized discounts                892            -
Less: current portion                                        (699)           -
------------------------------------------------------------------------------
Convertible Debt, net of unamortized discounts              $ 193         $  -
==============================================================================


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

      The unused portion of the Laurus credit facility as of June 30, 2005 was $1,549,617, all of which was available to borrow. The average and highest amounts borrowed under the Laurus credit facility during the three months ended June 30, 2005 were approximately $815,000 and $1,640,000, respectively. The average and highest amounts borrowed under all credit facilities during the six months ended June 30, 2005 were approximately
$521,000 and $1,640,000, respectively.   The Company was in compliance with
the provisions of its loan agreement as of June 30, 2005.

      Since the secured convertible notes are not considered to be conventional convertible debt, the embedded conversion option in the secured convertible notes is subject to the requirements of EITF Issue 00-
19. The Company is also required to bifurcate the embedded conversion option and account for it as a derivative instrument liability because of the potential penalties that we may have to pay Laurus under the Registration Rights Agreement, together with the fact that the conversion price of the debt can be adjusted if we issue common stock at a lower price. In addition, other embedded derivative instruments in the secured convertible notes, including the interest rate reset feature and Laurus' right to put the debt back to us with a 20% premium upon certain Events of Default, were considered in determining the derivative instrument to bifurcate and account for. This derivative instrument liability was initially recorded at its fair value and is then adjusted to fair value at the end of each subsequent period, with any changes in the fair value charged or credited to income in the period of change. The most significant component of this compound derivative instrument is the embedded conversion option, which is revalued using the Black-Scholes option pricing model.

      The proceeds received from Laurus under the initial Minimum Borrowing Note ("MBN") were first allocated to the fair value of the bifurcated embedded derivative instruments included in the MBN, with the remaining proceeds allocated to the MBN, resulting in the recognition of a $323,000 discount to the principal amount of the MBN. This discount, together with the stated interest on the MBN, is being amortized using an effective interest method over the term of the MBN. Since there are frequent borrowings and repayments under the revolving note, the value of the embedded derivative instruments is calculated upon advances, and the discount is recognized as the advances are repaid, with the stated interest recognized currently.

      The 500,000 warrants issued to Laurus were initially valued at $335,000, using the Black-Scholes option pricing model and the following assumptions: market price - $1.31; exercise price - $1.82; expected term - 5 years; volatility - 65%; interest rate - 4.18%; and dividends - 0. Since there are potential penalties that we may have to pay Laurus under the Registration Rights Agreement, the warrants have been recorded as a derivative instrument liability, rather than as equity. This derivative instrument liability is adjusted to fair value (using the Black-Scholes option pricing model) at the end of each subsequent reporting period, and any changes in the fair value are charged or credited to income in the period of change. Since the nature of the Laurus credit facility is revolving, with continuous advances and repayments expected over its term, and with an indeterminate amount of Minimum Borrowing Notes which can be created and converted, it is not practical to allocate the warrant value to the initial proceeds of the borrowings under the facility or to any one Minimum Borrowing Note. As such, the initial valuation of $335,000 has been recorded as a deferred financing cost, and is being amortized to expense over the term of the facility using an effective interest method. As of June 30, 2005, the unamortized balance was $333,000.

      In connection with the Laurus credit facility, the Company also paid Laurus a $117,000 prepaid facility fee, and incurred other placement fees and expenses totaling $155,000. These amounts, aggregating $272,000, have also been recorded as deferred financing costs on the balance sheet, and as
of June 30, 2005 the unamortized balance was $236,000.   The facility fee
is being amortized to interest expense on a straight-line basis over the term of the facility, while the other fees and expenses are being amortized to SG&A expense on a straight-line basis over the term of the facility.

7.    DERIVATIVE FINANCIAL INSTRUMENTS

      The following derivative liabilities related to warrants and embedded derivative instruments were outstanding as of June 30, 2005 (in thousands). There were no such instruments or derivative liabilities outstanding as of December 31, 2004.


                                                         Issue       Expiration     Value-     Value-
Instrument:                                               Date           Date    Issue date   6/30/05
-----------------------------------------------------------------------------------------------------
Laurus Minimum Borrowing Note (Note 6)                  4/4/2005      3/31/2008     $323       $ 150

                                                       6/13/2005-
Laurus Revolving Note (Note 6)                         6/30/2005      3/31/2008      254         231
----------------------------------------------------------------------------------------------------
Fair value of bifurcated embedded derivative
 instrument liabilities                                                                          381

500,000 common stock warrants issued to
Laurus (Note 6)                                        3/31/2005      3/31/2010      335         244
----------------------------------------------------------------------------------------------------
Total derivative financial instruments                                                           625

Less: amount attributable to the Laurus Revolving
 Note, reported in current liabilities                                                          (231)
----------------------------------------------------------------------------------------------------
Derivative financial instruments recorded in
 non-current liabilities                                                                       $ 394
====================================================================================================


      The Company uses the Black-Scholes option pricing model to value warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities. See Note 6 - Convertible Debt. In valuing the warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at June 30, 2005, we used the following assumptions: market price of our common stock on the date of valuation; an expected dividend yield of 0%; an expected life equal to either the remaining period to the expiration date of the warrants or maturity date of the convertible debt instruments; expected volatility of 65%; and a risk-free rate of return ranging from 3.67-4.18%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the instruments.

8.    DEBT OBLIGATIONS


                                      June 30,      December, 31
(In thousands)                            2005              2004
----------------------------------------------------------------
BACC revolving credit facility note        $ -              $179
Installment purchase note                   44                47
Obligations under capital lease             49                 -
----------------------------------------------------------------
                                            93               226
Less: debt maturing within one year        (31)             (187)
----------------------------------------------------------------
Long-term debt obligations                 $62              $ 39
================================================================


      BACC revolving credit facility note:
      ------------------------------------

      On March 31, 2005, the Company terminated its $1.7 million revolving credit facility with Business Alliance Capital Corporation ("BACC"), repaying the outstanding balance and an early-termination fee of $68,000 on April 1, 2005. This facility was replaced by the Laurus credit facility as more fully described in Note 6 - Convertible Debt.

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

9.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES


                                                June 30,      December 31,
(In thousands)                                      2005              2004
--------------------------------------------------------------------------
Salaries, commissions and benefits                  $229              $167
Other                                                112                75
--------------------------------------------------------------------------
Accrued expenses and other current liabilities      $341              $242
==========================================================================


10.   RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

11.   STOCK OPTIONS

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


                                                      Three months ended       Six months ended
                                                           June 30,                 June 30,
                                                      ------------------       ----------------
                                                       2005       2004         2005         2004
-------------------------------------------------------------------------------------------------
Net income (loss), as reported                         $202      $(414)      $  (830)      $(755)
Add: Total stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax effects             (37)       (17)         (239)        (38)
------------------------------------------------------------------------------------------------
Pro forma net income (loss)                             165       (431)       (1,069)       (793)
Pro forma net income (loss) per share:
  Basic                                                $.05      $(.13)      $  (.32)      $(.24)
  Diluted                                              $.04      $(.13)      $  (.32)      $(.24)
================================================================================================


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

12.   COMMITMENTS AND CONTINGENCIES

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

13.   EMPLOYEE BENEFIT PLANS

      The components of the net periodic benefit cost included in the results of operations for the three and six months ended June 30, 2005 and 2004 are as follows:


                               Three months ended   Six months ended
                                    June 30,            June 30,
                               ------------------   ----------------
(In thousands)                   2005     2004       2005     2004
------------------------------------------------------------------
Service cost                     $21      $20        $43      $40
Interest cost                     10        9         20       18
Recognized actuarial losses        3        2          5        4
-----------------------------------------------------------------
Net expense                      $34      $31        $68      $62
=================================================================


14.   INTEREST EXPENSE


                                                     Three months ended   Six months ended
                                                           June 30            June 30
                                                     ------------------   ----------------
(In thousands)                                          2005    2004       2005     2004
----------------------------------------------------------------------------------------
Interest expense on outstanding borrowings              $17      $6        $25      $12
Amortization of deferred financing costs (1)             12       -         12        -
Amortization of discounts on convertible notes (2)       19       -         19        -
---------------------------------------------------------------------------------------
Total interest expense                                  $48      $6        $56      $12
=======================================================================================

<F1>  Amortization of deferred financing costs consists of $2,000 amortization of an imputed discount on warrants issued to the Laurus Master Fund Ltd. ("Laurus") and $10,000 of amortization of a prepaid facility fee of $117,000 in connection with a revolving credit facility entered into with Laurus on March 31, 2005. These costs are included in deferred financing costs on the Consolidated Balance Sheet, and are being amortized to interest expense over the three-year term of the facility. See Note 6.

<F2>  Discounts imputed in accounting for the Company's convertible notes issued to the Laurus pursuant to this credit facility, are being amortized to interest expense over their term using the effective interest method. See Note 6.


15.   INCOME (LOSS) PER SHARE

      Basic income (loss) per share was computed by dividing net income
(loss) (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted income per share for the three months ended June 30, 2005 included in the denominator weighted average outstanding options and warrants to purchase 1,038,087 shares of common stock. Weighted average outstanding options and warrants to purchase 962,322 shares of common stock were not included in the computation of diluted loss per share for the six months ended June 30, 2005 because their inclusion would be antidilutive. Weighted average outstanding options to purchase 34,895 and 43,101 shares of common stock were not included in the computation of diluted loss per share for the three and six months ended June 30, 2004, respectively, because their inclusion would be antidilutive.

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

RESULTS OF OPERATIONS

      Overview

      For the three months ended June 30, 2005, we reported net income of $202,000 or $.06 per share on revenues of $4,483,000. Net income includes non-cash derivative instrument income of $681,000 arising from borrowings under a three-year convertible revolving credit facility entered into effective March 31, 2006, and the issuance of freestanding warrants in connection therewith, as more fully described in Note 6 - Convertible Debt. Excluding the non-cash derivative instrument income, we otherwise incurred a $479,000 loss for the three months ended June 30, 2005. This compares with a net loss of $414,000 or $.12 per share on revenues of $2,889,000 recorded for the three months ended June 30, 2004.

      For the six months ended June 30, 2005, we reported a net loss of $830,000 or $.25 per share on revenues of $6,892,000. The net loss includes non-cash derivative instrument income of $287,000 as described above and in Note 6 - Convertible Debt. Excluding the non-cash derivative instrument income, we otherwise incurred a $1,117,000 loss for the six months ended June 30, 2005. This compares with a net loss of $755,000 or $.23 per share on revenues of $6,295,000 recorded for the six months ended
June 30, 2004.   The net loss for the six month period of 2005 also
includes one-time expenses aggregating $84,000 incurred in connection with the termination of our credit facility with Business Alliance Capital Corporation.

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

Revenues


                                      Three months ended       Six months ended
                                           June 30,                June 30,
                                      ------------------       ----------------
(In thousands)                         2005        2004        2005        2004
-------------------------------------------------------------------------------
Equipment:
End-user equipment sales              $3,660      $2,272      $5,534      $5,035
Equipment sales to resellers              63         312         154         471
--------------------------------------------------------------------------------
Total equipment sales                  3,723       2,584       5,688       5,506
--------------------------------------------------------------------------------

Services:
  Installations                          401         189         659         520
  Rentals, repair and other               18          35          48          71
Other revenue                            341          81         497         198
--------------------------------------------------------------------------------
Total services and other revenue         760         305       1,204         789
--------------------------------------------------------------------------------
Consolidated revenues                 $4,483      $2,889      $6,892      $6,295
================================================================================


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

      Other Income (Expense). Other income (expense) for the three months ended June 30, 2005 was $634,000, compared with $(5,000) for 2004. Other income (expense) for the six months ended June 30, 2005 was $236,000, compared to $(10,000) for 2004. The principal components of other income (expense) are as follows.

      Interest Expense:


                                                 Three months ended   Six months ended
                                                       June 30            June 30
                                                 ------------------   ----------------
(In thousands)                                      2005    2004       2005     2004
------------------------------------------------------------------------------------
Interest expense on outstanding borrowings          $17      $6        $25      $12
Amortization of deferred financing costs             12       -         12        -
Amortization of discounts on convertible notes       19       -         19        -
-----------------------------------------------------------------------------------
Total interest expense                              $48      $6        $56      $12
===================================================================================


      The increase in interest expense on outstanding borrowings was attributable to higher average borrowing levels under the Company's credit facilities and to higher interest rates. Amortization of deferred financing costs consists of $2,000 amortization of an imputed discount on warrants issued to the Laurus Master Fund LTD ("Laurus") and $10,000 of amortization of a prepaid facility fee of $117,000 in connection with a revolving credit facility entered into with Laurus on March 31, 2005. These costs are included in deferred financing costs on the Consolidated Balance Sheet, and are being amortized to interest expense over the three-year term of the facility. Discounts imputed in accounting for the Company's convertible notes issued to the Laurus Master Fund pursuant to this credit facility, are being amortized to interest expense over their term using the effective interest method.

      Derivative instrument income. The Company recorded income of $681,000 and $287,000 during the three and six months ended June 30, 2005, respectively, from its derivative instrument liabilities arising from its financing transactions with Laurus, due primarily to the decline in the fair market value of such derivative instruments from their inception to June 30, 2005. Income or losses generated from these derivative liabilities principally arise from changes in the fair market value of the Company's common stock price during each reporting period, as the Company is required to record "mark-to-market" adjustments to the value of its derivative liabilities. These "mark-to-market" adjustments are non-cash, with no impact on liquidity. Refer to Notes 1, 6 and 7 in the Notes to Consolidated Financial Statements contained herein for further discussion on the nature of the derivative financial instruments and the Company's accounting policies.

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

LIQUIDITY AND CAPITAL RESOURCES

      Working capital, defined as current assets less current liabilities, was $1,411,000 at June 30, 2005, a decrease of $725,000 or 34% from
$2,136,000 at December 31, 2004.  The working capital ratio was 1.4 to 1 at
June 30, 2005, compared to 2.4 to 1 at December 31, 2004.   Operating
activities used $830,000 during the six months ended June 30, 2005, compared to the use of $713,000 in the comparable 2004 period. Net cash used by operating activities in 2005 consisted of a net loss of $830,000 less non-cash items of $151,000, and net cash generated by changes in operating assets and liabilities of $151,000. Net cash generated by changes in operating assets and liabilities was primarily attributable to an increase in accounts payable and accrued expenses, a decrease in inventories and other assets, partly offset by an increase in accounts receivable resulting from higher sales levels.

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

      Financing activities provided $1,021,000 during the six months ended June 30, 2005 principally from borrowings under our revolving credit lines, net of related costs incurred. On March 31, 2005, we terminated our $1.7 million revolving credit facility with BACC, repaying the outstanding balance on April 1, 2005, and entered into a financing transaction with Laurus, providing for a three-year, $3 million revolving loan credit facility. Our borrowing formulas with Laurus are less restrictive than the formulas provided under the BACC agreement, thereby increasing our
borrowing capacity.   Refer to Note 6 - Convertible Debt, of the Notes to
Consolidated Financial Statements included herein for further information on the principal terms and conditions of this financing transaction.

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

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The proposals voted upon at the Company's Annual Meeting of Stockholders, held July 14, 2005, along with the voting results, were as follows:

      (1) Election of Directors: All nominees were elected: The results of the balloting were as follows:

                             Votes          Votes
Nominees                      For         Withheld
--------------------------------------------------
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

                                          FARMSTEAD TELEPHONE GROUP, INC.


Dated:  May 26, 2006                      /s/ Jean-Marc Stiegemeier
                                          -------------------------
                                          Jean-Marc Stiegemeier
                                          Chief Executive Officer,
                                          President

Dated:  May 26, 2006                      /s/ Robert G. LaVigne
                                          ---------------------
                                          Robert G. LaVigne
                                          Executive Vice President,
                                          Chief Financial Officer