Form 10-Q/A
period 2005-09-30
FARMSTEAD TELEPHONE GROUP INC
filed 2006-05-26
CIK 804331

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

EXPLANATORY NOTE:
-----------------

      This Form 10-Q/A to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, initially filed with the Securities and Exchange Commission on November 14, 2005, amends Part I, Items 1 and 2 for the three and nine months ended September 30, 2005. This Form 10-Q/A continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 and we have not updated the disclosures contained herein to reflect events that occurred at a later date, except for items related to the restatement or where otherwise indicated.

      The accompanying consolidated financial statements as of September 30, 2005, and for the three and nine months ended September 30, 2005, have been restated to correct an error pertaining to the accounting for warrants and outstanding borrowings under convertible notes issued to the Laurus Master Fund Ltd. ("Laurus") in connection with a three-year Secured Revolving Note agreement dated March 31, 2005. See a more detailed discussion of the restatement in Item 1, Note 1- "Restatement" to the Notes to Consolidated Financial Statements.

      We have filed amended reports on Form 10-Q/A for the quarterly periods ended March 31, 2005 and June 30, 2005 which reflect the corrections in the accounting for convertible notes and warrants issued to Laurus during 2005. The consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 included in our Annual Report on Form 10-K for the year ended December 31, 2005 should be relied upon.

                              TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

                                                                                   Page
                                                                                   ----

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)
         Consolidated Balance Sheets - September 30, 2005 and December 31, 2004      3
         Consolidated Statements of Operations - For the Three and Nine Months
          Ended September 30, 2005 and 2004                                          4
         Consolidated Statement of Changes in Stockholders' Equity (Deficiency) -
          For the Nine Months Ended September 30, 2005                               5
         Consolidated Statements of Cash Flows - For the Nine Months Ended
          September 30, 2005 and 2004                                                6
         Notes to Consolidated Financial Statements                                  7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                                 17

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                 26

ITEM 4.  CONTROLS AND PROCEDURES                                                    26

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                          26

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                26

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                            26

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                        26

ITEM 5.  OTHER INFORMATION                                                          27

ITEM 6.  EXHIBITS                                                                   27

SIGNATURES                                                                          27

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                       FARMSTEAD TELEPHONE GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS


                                                                     September 30,    December 31,
(In thousands)                                                           2005             2004
--------------------------------------------------------------------------------------------------
                                                                      (Unaudited)
                                                                     (As Restated)

ASSETS
Current assets:
  Cash and cash equivalents                                            $    186         $    217
  Accounts receivable, net                                                3,598            1,453
  Inventories, net                                                        1,345            1,627
  Other current assets                                                      108              378
------------------------------------------------------------------------------------------------
Total Current Assets                                                      5,237            3,675
------------------------------------------------------------------------------------------------

Property and equipment, net                                                 563              268
Deferred financing costs (Note 6)                                           560                -
Other assets                                                                107              107
------------------------------------------------------------------------------------------------
Total Assets                                                           $  6,467         $  4,050
================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                                                     $  3,123         $  1,110
  Accrued expenses and other current liabilities                            410              242
  Current portion of convertible debt, net of unamortized
   discount of $592 (Note 6)                                                 26                -
  Revolving credit facility note (Note 6)                                     -              179
  Derivative financial instruments (Note 7)                                 762                -
  Current portion of long-term debt (Note 8)                                 30                8
------------------------------------------------------------------------------------------------
Total Current Liabilities                                                 4,351            1,539
------------------------------------------------------------------------------------------------
Postretirement benefit obligation                                           688              593
Convertible debt, net of unamortized discount of $494 (Note 6)                6
Derivative financial instruments (Note 7)                                 2,130                -
Long-term debt (Note 8)                                                      56               39
------------------------------------------------------------------------------------------------
Total Liabilities                                                         7,231            2,171
------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 12)

Stockholders' Equity (Deficiency):
  Preferred stock, $0.001 par value; 2,000,000 shares authorized;
   no shares issued and outstanding                                           -                -
  Common stock, $0.001 par value; 30,000,000 shares authorized;
   3,747,132 and 3,322,182 shares issued and outstanding at
   September 30, 2005 and December 31, 2004, respectively                     4                3
  Additional paid-in capital                                             13,148           12,320
  Accumulated deficit                                                   (13,898)         (10,420)
  Accumulated other comprehensive loss                                      (18)             (24)
------------------------------------------------------------------------------------------------
Total Stockholders' Equity (Deficiency)                                    (764)           1,879
------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity (Deficiency)                $  6,467         $  4,050
================================================================================================

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                   For the Three           For the Nine
                                                    Months Ended           Months Ended
                                                   September 30,           September 30,
                                                 ------------------     ------------------
(In thousands, except loss per share amounts)      2005        2004       2005       2004
------------------------------------------------------------------------------------------
                                                   (As Restated)           (As Restated)

Revenues:
  Equipment                                      $ 3,890     $2,967     $ 9,578     $8,473
  Services and other revenue                         917        371       2,121      1,160
------------------------------------------------------------------------------------------
  Total revenues                                   4,807      3,338      11,699      9,633
Cost of Revenues:
  Equipment                                        2,887      2,164       6,901      6,180
  Services and other revenue                         573        257       1,128        718
  Other cost of revenues                             108        113         341        450
------------------------------------------------------------------------------------------
  Total cost of revenues                           3,568      2,534       8,370      7,348
------------------------------------------------------------------------------------------
Gross profit                                       1,239        804       3,329      2,285
Selling, general and administrative expenses       1,885        980       5,033      3,200
------------------------------------------------------------------------------------------
Operating loss                                      (646)      (176)     (1,704)      (915)
------------------------------------------------------------------------------------------
Other income (expense):
  Interest expense (Note 17)                         (55)        (7)       (111)       (19)
  Derivative instrument expense                   (1,949)         -      (1,662)         -
  Other Income                                         3          2           7          4
------------------------------------------------------------------------------------------
  Total other income (expense)                    (2,001)        (5)     (1,766)       (15)
------------------------------------------------------------------------------------------
Loss before income taxes                          (2,647)      (181)     (3,470)      (930)
Provision (benefit) for income taxes                   1         (6)          8          -
------------------------------------------------------------------------------------------
Net loss                                          (2,648)    $ (175)     (3,478)    $ (930)
==========================================================================================

Basic and diluted net loss per common share:     $  (.75)    $ (.05)    $ (1.02)    $ (.28)

Weighted average common shares outstanding:
  Basic and diluted                                3,511      3,317       3,398      3,315
==========================================================================================

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                 (UNAUDITED)
         For the Nine Months ended September 30, 2005 (As Restated)


                                                                                       Accumulated
                                          Common Stock      Additional     Accum-         Other
                                        ----------------      Paid-in      ulated     Comprehensive
(In thousands)                          Shares    Amount      Capital      Deficit         Loss         Total
--------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004            3,322       $3        $12,320     $(10,420)       $(24)        $ 1,879
Net loss                                    -        -              -       (3,478)          -          (3,478)
Amortization of pension liability
 adjustment                                 -        -              -            -           6               6
                                                                                                       -------
Comprehensive loss                                                                                      (3,472)
Common stock issued upon conversion
 of Laurus debt                           325        1            731            -           -             732
Common stock issued upon exercise of
 stock options                             55        -             67            -           -              67
Common stock issued under employee
 stock purchase plan                       45        -             30            -           -              30
--------------------------------------------------------------------------------------------------------------
Balance at September 30, 2005           3,747       $4        $13,148     $(13,898)       $(18)        $  (764)
==============================================================================================================

        See accompanying notes to consolidated financial statements.

                       FARMSTEAD TELEPHONE GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
            For the Nine Months Ended September 30, 2005 and 2004


(In thousands)                                                         2005         2004
-----------------------------------------------------------------------------------------
                                                                  (As Restated)

Cash flows from operating activities:
  Net loss                                                           $(3,478)      $(930)
  Adjustments to reconcile net loss to net cash flows
   used in operating activities:
    Provision for doubtful accounts receivable                            27          24
    Provision for losses on inventories                                   30          82
    Depreciation and amortization of property and equipment               81         111
    Amortization of deferred financing costs                              47           -
    Amortization of discount on convertible debt                          43           -
    Derivative instrument expense                                      1,662
    Decrease in accumulated other comprehensive loss                       6           6

  Changes in operating assets and liabilities:
    Increase in accounts receivable                                   (2,172)       (623)
    Decrease in inventories                                              252          47
    Decrease in other assets                                             270          61
    Increase in accounts payable                                       2,013         106
    Increase in accrued postretirement benefit obligation                 95          85
    Increase in accrued expenses and other current liabilities           166         125
----------------------------------------------------------------------------------------
    Net cash used in operating activities                               (958)       (906)
----------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property and equipment                                   (320)        (25)
----------------------------------------------------------------------------------------
    Net cash used in investing activities                               (320)        (25)
----------------------------------------------------------------------------------------
Cash flows from financing activities:
    (Repayments) borrowings under BACC credit facility                  (179)        211
    Borrowings under convertible debt facility                         1,618           -
    Deferred financing costs                                            (272)          -
    Borrowing against cash value of insurance policy                       -         275
    Proceeds from exercise of stock options and employee
     stock purchases                                                      97           4
    Repayments of long-term debt and capital lease obligations           (17)          -
----------------------------------------------------------------------------------------
    Net cash provided by financing activities                          1,247         490
----------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                (31)       (441)
Cash and cash equivalents at beginning of period                         217         827
----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                           $   186       $ 386
========================================================================================

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                         $    46       $  20
    Income taxes                                                           2           4
  Non-cash financing and investing activities:
    Purchase of equipment under capital lease                             56           -
    Common stock issued on conversion of debt                            732           -
    Discounts on warrants issued to Laurus                               335
    Discounts on issuance of convertible debt                          1,094           -

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

Restatement

      The accompanying consolidated financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 (the "2005 Financial Statements") have been restated to correct an error pertaining to the accounting for warrants and outstanding borrowings under convertible notes issued to the Laurus Master Fund Ltd. ("Laurus") in connection with a three-year Secured Revolving Note agreement dated March 31, 2005. Specifically, the Company has adjusted its 2005 Financial Statements in order to apply the accounting methodology required under EITF Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Applying this methodology resulted in the recording of derivative financial instrument liabilities attributable to borrowings under the credit agreement and to the freestanding warrants issued to Laurus, and non-cash derivative instrument expense of $1,949,000 and $1,662,000 for the three and nine months ended September 30, 2005, respectively. The effect of the foregoing on the 2005 Financial Statements is as follows (in thousands, except per share amounts):


Consolidated Balance Sheet:            September 30, 2005
                                     ----------------------
                                         As
                                     Previously       As
                                      Reported     Restated
                                     ----------    --------

Total assets                           $6,291       $6,467
Total liabilities                       4,939        7,231
Stockholders' equity (deficiency)       1,352         (764)
----------------------------------------------------------


Consolidated Results of Operations:      Three Months Ended        Nine Months Ended
                                         September 30, 2005        September 30, 2005
                                       ----------------------    ----------------------
                                           As                        As
                                       Previously       As       Previously    As
                                        Reported     Restated     Reported     Restated
                                       ------------------------------------------------

Operating loss                           $(646)      $  (646)     $(1,704)    $(1,704)
Net loss                                  (704)       (2,648)      (1,816)     (3,478)
Net loss per common share:
  Basic and diluted                      $(.20)      $  (.75)     $  (.53)    $ (1.02)
=====================================================================================

Business Operations

      As presented in the consolidated financial statements contained in this report, the Company incurred net losses of $2,648,000 and $3,478,000 for the three and nine months ended September 30, 2005, respectively. These results include non-cash derivative instrument expense of $1,949,000 for the three-month period, and $1,662,000 for the nine-month period, arising from borrowings under a three-year convertible revolving credit facility entered into with Laurus effective March 31, 2006, and the issuance of freestanding warrants in connection therewith, as more fully described in
Note 6 - Convertible Debt. The derivative instrument expense was primarily attributable to increases in the calculated market value of the conversion options embedded in the convertible borrowings and the free-standing warrants since their initial valuations, resulting from increases in the market value of the Company's common stock during the reported periods. Excluding the non-cash derivative instrument expense, the Company's net losses would have been $699,000 and $816,000 for the respective three and nine months ended September 30, 2005.

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

      In order to finance its business expansion plans, effective March 31, 2005 the Company entered into a $3 million credit arrangement with Laurus, replacing a $1.7 million credit facility with Business Alliance Capital Corporation. For additional information, refer to Note 6 - Convertible Debt contained herein. Additionally, in October 2005, the Company engaged the services of an investment banking firm, and intends to raise additional capital through one or a series of private offerings of securities, as more fully described in Note 16 - Subsequent Events, contained herein.

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

2.    RECLASSIFICATIONS

      Certain amounts in the prior year's financial statements have been reclassified to conform to the 2005 presentation.

3.    ACCOUNTS RECEIVABLE, NET


                                         September 30,     December 31,
(In thousands)                                    2005             2004
-----------------------------------------------------------------------

Trade accounts receivable                       $3,246           $1,379
Less: allowance for doubtful accounts              (87)             (60)
-----------------------------------------------------------------------
Trade accounts receivable, net                   3,159            1,319
Other receivables                                  439              134
-----------------------------------------------------------------------
Accounts receivable, net                        $3,598           $1,453
=======================================================================

      Other receivables primarily consist of commissions, rebates and other dealer incentives due from Avaya and are recorded in the consolidated financial statements when earned.

4.    INVENTORIES, NET


                                                      September 30,     December 31,
(In thousands)                                                 2005             2004
------------------------------------------------------------------------------------

Finished goods and spare parts                               $1,167           $1,341
Work in process *                                               244              352
Rental equipment                                                 12               52
------------------------------------------------------------------------------------
                                                              1,423            1,745
Less: reserves for excess and obsolete inventories              (78)            (118)
------------------------------------------------------------------------------------
Inventories, net                                             $1,345           $1,627
====================================================================================

* Consists of used equipment requiring repair or refurbishing.

5.    PROPERTY AND EQUIPMENT, NET


                                                   Estimated
                                                   Useful Lives    September 30,    December 31,
(In thousands)                                        (Yrs.)                2005            2004
------------------------------------------------------------------------------------------------

Computer and office equipment                         3 - 5              $ 1,062         $ 1,071
IP network equipment and licenses                       5                    301               -
Furniture and fixtures                                5 - 10                 288             288
Leasehold improvements                                 10                    171             171
Capitalized software development costs                  5                     98              98
Automobile                                              5                     50              50
Leased equipment under capital lease *                  3                     56               -
------------------------------------------------------------------------------------------------
                                                                           2,026           1,678
Less: accumulated depreciation and amortization                           (1,463)         (1,410)
------------------------------------------------------------------------------------------------
Property and equipment, net                                              $   563         $   268
================================================================================================

* Consists of computer equipment.

6.    CONVERTIBLE DEBT


                                                          September 30,    December 31,
(In thousands)                                                     2005            2004
---------------------------------------------------------------------------------------

Borrowing under secured revolving credit facility note            $ 618             $ -
Secured convertible Minimum Borrowing Note                          500               -
Less: unamortized discount attributable to the
 revolving credit facility note                                    (592)              -
Less: unamortized discount attributable to the
 Minimum Borrowing Note                                            (494)              -
---------------------------------------------------------------------------------------
Convertible Debt, net of unamortized discounts                       32
Less: current portion                                               (26)
---------------------------------------------------------------------------------------
Convertible Debt, net of unamortized discounts                    $   6             $ -
=======================================================================================

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

      Registration Rights. Pursuant to the terms of a Registration Rights Agreement, the Company is obligated to file and obtain effectiveness for a registration statement registering the resale of shares of the Company's common stock issuable upon conversion of the Laurus Notes and the exercise of the Warrant. If the registration statement is not timely filed, or declared effective the Company will be subject to certain penalties. On June 24, 2005, the Company completed the registration of the common stock issuable upon conversion of the initial Minimum Borrowing Note and the Warrant. On October 11, 2005, the Company completed the registration of the common stock issuable upon conversion of the second Minimum Borrowing Note.

      During the three months ended September 30, 2005, the initial $500,000 Minimum Borrowing Note was fully converted to 324,675 shares of common stock, resulting in a $732,000 credit to Additional Paid-in Capital consisting of a $210,000 net carrying value converted and $522,000 of extinguished derivative liability.

      As of September 30, 2005, the amount of available borrowings under the Laurus credit facility, pursuant to borrowing formulas, was as follows (in thousands):


      Available borrowings supported by collateral base        $2,690
      Less: amount borrowed under revolving credit facility      (618)
      Less: amount borrowed under Minimum Borrowing Note         (500)
                                                               ------
      Available to borrow                                      $1,572
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

      The proceeds received from Laurus under the two Minimum Borrowing Notes ("MBNs") issued during 2005 were first allocated to the fair value of the bifurcated embedded derivative instruments included in the convertible notes, with the remaining proceeds allocated to the MBN, resulting in these notes being recorded at a significant discount from their face amounts. This discount, together with the stated interest on the MBN, is being amortized using an effective interest method over the term of the MBN. Since there are frequent borrowings and repayments under the revolving note, the value of the embedded derivative instruments is calculated upon advances, and the discount is recognized as the advances are repaid, with the stated interest recognized currently.

      The 500,000 warrants issued to Laurus were initially valued at $335,000, using the Black-Scholes option pricing model and the following assumptions: market price - $1.31; exercise price - $1.82; expected term - 5 years; volatility - 65%; interest rate - 4.18%; and dividends - 0. Since there are potential penalties that we may have to pay Laurus under the Registration Rights Agreement, the warrants have been recorded as a derivative instrument liability, rather than as equity. This derivative instrument liability is adjusted to fair value (using the Black-Scholes option pricing model) at the end of each subsequent reporting period, and any changes in the fair value are charged or credited to income in the period of change. Since the nature of the Laurus credit facility is revolving, with continuous advances and repayments expected over its term, and with an indeterminate amount of Minimum Borrowing Notes which can be created and converted, it is not practical to allocate the warrant value to the initial proceeds of the borrowings under the facility to any one Minimum Borrowing Note. As such, the initial valuation of $335,000 has been recorded as a deferred financing cost, and is being amortized to expense over the term of the facility using an effective interest method. As of September 30, 2005, the unamortized balance was $331,000.

      In connection with the Laurus credit facility, the Company also paid Laurus a $117,000 prepaid facility fee, and incurred other placement fees and expenses totaling $155,000. These amounts, aggregating $272,000, have also been recorded as deferred financing costs on the balance sheet, and as of September 30, 2005 the unamortized balance was $229,000. The facility fee is being amortized to interest expense on a straight-line basis over the term of the facility, while the other fees and expenses are being amortized to SG&A expense on a straight-line basis over the term of the facility.

7.    DERIVATIVE FINANCIAL INSTRUMENTS

The following derivative liabilities related to warrants and embedded derivative instruments were outstanding as of September 30, 2005 (in thousands). There were no such instruments or derivative liabilities outstanding as of December 31, 2004.


                                                        Issue    Expiration        Value-     Value-
Instrument:                                              Date          Date    Issue date    9/30/05
----------------------------------------------------------------------------------------------------

Laurus Minimum Borrowing Note (Note 6)               4/4/2005     3/31/2008          $323     $    -

Laurus Minimum Borrowing Note (Note 6)               9/2/2005     3/31/2008           773        911

                                                     9/21/2005-
Laurus Revolving Note (Note 6)                       9/30/2005    3/31/2008           594        762
----------------------------------------------------------------------------------------------------

Fair value of bifurcated embedded derivative
 instrument liabilities                                                                        1,673

500,000 common stock warrants issued to
Laurus (Note 6)                                      3/31/2005    3/31/2010           335      1,219
----------------------------------------------------------------------------------------------------
Total derivative financial instruments                                                         2,892

Less: amount attributable to the Laurus Revolving
 Note, reported in current liabilities                                                          (762)
----------------------------------------------------------------------------------------------------
Derivative financial instruments recorded in
non-current liabilities                                                                       $2,130
====================================================================================================

      The Company uses the Black-Scholes option pricing model to value warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities. See Note 6 - Convertible Debt. In valuing the warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at September 30, 2005, we used the following assumptions: market price of our common stock on the date of valuation; an expected dividend yield of 0%; an expected life equal to either the remaining period to the expiration date of the warrants or maturity date of the convertible debt instruments; expected volatility of 65%; and a risk-free rate of return ranging from 3.79-4.18%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the instruments.

8.    LONG-TERM DEBT


                                       September 30,    December 31,
(In thousands)                                  2005            2004
--------------------------------------------------------------------

Installment purchase note                       $ 42             $47
Obligations under capital lease                   44               -
--------------------------------------------------------------------
                                                  86              47
Less: debt maturing within one year              (30)             (8)
--------------------------------------------------------------------
Long-term debt obligations                      $ 56             $39
====================================================================

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

9.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES


                                                  September 30,    December 31,
(In thousands)                                             2005            2004
-------------------------------------------------------------------------------

Salaries, commissions and benefits                         $316            $167
Other                                                        94              75
-------------------------------------------------------------------------------
Accrued expenses and other current liabilities             $410            $242
===============================================================================

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


                                                     Three months ended    Nine months ended
                                                        September 30,        September 30,
                                                     ------------------    -----------------
                                                       2005       2004       2005       2004
--------------------------------------------------------------------------------------------

Net loss, as reported                                $(2,648)    $(175)    $(3,478)    $(930)
Add: Total stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax effects             (202)      (10)       (441)      (38)
--------------------------------------------------------------------------------------------
Pro forma net loss                                   $(2,850)    $(185)    $(3,919)    $(968)
Pro forma net loss per share:
  Basic and diluted                                  $  (.81)    $(.06)    $ (1.15)    $(.29)
============================================================================================

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

      On March 1, 2005, the Company hired Mr. Nevelle R. Johnson to the position of Executive Vice President. Mr. Johnson's responsibilities include management of the Company's national sales organization, as well as the development of new product and service offerings. Mr. Johnson has an employment agreement expiring December 31, 2008 which includes the following key provisions: (i) an initial annual base salary of $200,000;
(ii) an annual bonus of up to 50% of base salary based upon attaining earnings targets approved by the Board of Directors; (iii) the grant of a five-year warrant to purchase up to 250,000 shares of common stock at an exercise price of $1.10 per share, which was equal to the closing price of the common stock on his date of hire; and (iv) payment by the Company of life insurance premiums not exceeding $5,000 per month, provided that the Company attains at least 75% of targeted earnings. The Company registered 100,000 of the shares underlying the warrant, and has agreed to register an additional 100,000 shares by March 1, 2007 and the remaining 50,000 shares by March 1, 2008.

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
=====================================================================

14.   SEGMENT INFORMATION

      Historically, the Company has operated in a single business segment, selling telecommunications equipment to businesses. During 2005, the Company commenced activities related to the development of a new business segment which, when operational, will provide hosted carrier-based Voice over IP products and related network services to the small-to-medium business marketplace. The hosted VoIP business is currently in the development stage and, accordingly, has not yet generated reportable revenues. Summarized financial information for the Company's reportable business segments for the three and nine months ended September 30, 2005 is presented below. Geographic information is not presented because the Company does not operate outside of the United States. Corporate expenses consist primarily of compensation and benefits, costs associated with corporate governance and compliance, investor relations, and other shared general expenses not allocated to the business segments.

      Business segment information as of and for the three months ended September 30, 2005 is as follows:


                                  Telecom-         IP
                                 munication    Telephony
(In thousands)                   Equipment     Services     Corporate    Consol.
--------------------------------------------------------------------------------

Revenues                             $4,807        $   -        $   -     $4,807
Operating loss                         (145)        (243)        (258)      (646)
Depreciation and amortization            24            1            3         28
Property and equipment, net             236          301           26        563
Capital expenditures                      1          301            -        302
================================================================================

      Business segment information as of and for the nine months ended September 30, 2005 is as follows:


                                  Telecom-         IP
                                 munication    Telephony
(In thousands)                   Equipment     Services     Corporate    Consol.
--------------------------------------------------------------------------------

Revenues                            $11,699        $   -        $   -    $11,699
Operating loss                         (469)        (486)        (749)    (1,704)
Depreciation and amortization            69            4            8         81
Property and equipment, net             236          301           26        563
Capital expenditures                     19          301            -        320
================================================================================

      The following table reconciles the totals reported for the operating loss of the segments to the Company's reported loss before income taxes:


                                               Three months           Nine months
                                                      ended                 ended
(In thousands)                           September 30, 2005    September 30, 2005
---------------------------------------------------------------------------------

Total segment operating losses                      $  (388)              $  (955)
Unallocated amounts:
  Corporate expenses                                   (258)                 (749)
  Interest expense                                      (55)                 (111)
  Derivative instrument expense                      (1,949)               (1,662)
  Other income                                            3                     7
---------------------------------------------------------------------------------
Consolidated loss before income taxes               $(2,647)              $(3,470)
=================================================================================

15.   LOSS PER SHARE

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

16.   SUBSEQUENT EVENTS

      On November 2, 2005 the Company filed a Notice of Special meeting and Proxy Statement with the SEC, seeking shareholder approval on the proposed issuance of more than 20% of the Company's outstanding shares of Common Stock in connection with any one or series or combinations of private offerings to investors of the Company's securities, and a secondary offering to the public of Common Stock, in an approximate aggregate amount in the range of $6,000,000 to $26,000,000 (exclusive of any securities which may be sold upon exercise of any over-allotment options). In connection therewith, on October 31, 2005 the Company entered into an agreement with a leading New York-based investment banking firm, which has agreed on a "best efforts" basis to immediately place private offerings with investors, and to act as the principal underwriter on a "firm commitment" basis for a possible secondary offering to the public of the Company's common stock sometime in 2006. Funds raised will be primarily used to finance the continuing buildout of One IP Voice's IP telephony business.

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

      The Company fully intends to pursue stockholders' approval and complete the transactions contemplated in the filed Schedule 14A. The Company believes that the completion of the private offerings described in the Schedule 14A will put the Company back in compliance with the AMEX continued listing requirement for stockholders' equity. If the Company is able to regain compliance anytime between now and the hearing with AMEX staff, the de-listing process would be withdrawn. The contemplated private and secondary public offerings are also intended to raise additional capital for the Company to use in the continuing buildout of its One IP Voice, Inc. IP telephony business.

      The Company disclosed its previous AMEX notice and circumstances relating to its current listing deficiency in its previous filings with the SEC starting with Current Report on Form 8-K filed with the SEC on July 23, 2004 and last disclosed on the Proxy Statement on Schedule 14A filed with the SEC on November 2, 2005.

17.   INTEREST EXPENSE

      Interest expense for the three and nine months ended September 30, 2005 and 2004 consisted of the following:


                                                      Three months ended    Nine months ended
(In thousands)                                           September 30          September 30
---------------------------------------------------------------------------------------------
                                                        2005      2004        2005     2004
                                                        ----      ----        ----     ----

Interest expense on outstanding borrowings               $19       $7         $ 44      $19
Amortization of deferred financing costs (1)              11        -           23        -
Amortization of discounts on convertible notes (2)        25        -           44        -
-------------------------------------------------------------------------------------------
Total interest expense                                   $55       $7         $111      $19
===========================================================================================

<F1>  Amortization of deferred financing costs for the three and nine months ended September 30, 2005 consists of $1,000 and $4,000, respectively, of amortization of an imputed discount on warrants issued to Laurus and $10,000 and $19,000, respectively, of amortization of a prepaid facility fee of $117,000 in connection with the Laurus revolving credit facility entered into on March 31, 2005. These costs are included in deferred financing costs on the Consolidated Balance Sheet, and are being amortized to interest expense over the three-year term of the facility. See Note 6.
<F2>  Discounts imputed in accounting for the Company's convertible notes issued to the Laurus pursuant to this credit facility, are being amortized to interest expense over their term using the effective interest method. See Note 6.

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


RESULTS OF OPERATIONS

      Overview

      For the three months ended September 30, 2005, we reported a net loss of $2,648,000 or $.75 per share on revenues of $4,807,000. This compares with a net loss of $175,000 or $.05 per share on revenues of $3,338,000 recorded for the three months ended September 30, 2004. The 2005 results include a non-cash derivative instrument expense of $1,949,000, arising from borrowings under a three-year convertible revolving credit facility entered into with Laurus effective March 31, 2006, and the issuance of freestanding warrants in connection therewith, as more fully described in
Note 6 - Convertible Debt. The derivative instrument expense was primarily attributable to increases in the calculated market value of the conversion options embedded in the convertible borrowings and the free-standing warrants since their initial valuations, resulting from increases in the market value of the Company's common stock during the reported periods. Excluding the derivative instrument expense, the Company's net loss would have been $699,000 or $.20 per share for the three months ended September 30, 2005.

      For the nine months ended September 30, 2005, we reported a net loss of $3,478,000 or $1.02 per share on revenues of $11,699,000. This compares with a net loss of $930,000 or $.28 per share on revenues of $9,633,000 recorded for the nine months ended September 30, 2004. The 2005 results include a non-cash derivative instrument expense of $1,662,000, as described in the preceding paragraph. Excluding the derivative instrument expense, the Company's net loss would have been $816,000 or $.24 per share for the nine months ended September 30, 2005.

      The operating results for the three and nine month periods of 2005 also include losses of approximately $243,000 and $486,000, respectively, attributed to our new business entity One IP Voice, Inc. as further described below. The net loss for the nine month period of 2005 also includes one-time expenses aggregating $84,000 incurred in connection with the termination of our credit facility with Business Alliance Capital Corporation.

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

      In May 2005, the Company took steps to further diversify its product offerings, forming a wholly-owned subsidiary named "One IP Voice" which, when operational by the beginning of 2006, will offer carrier-based hosted IP telephony services along with network services. Its primary target will be the small-to-medium size business ("SMB") market. In order to finance its business expansion plans, effective March 31, 2005 the Company entered into a $3 million credit arrangement with a new lender, replacing a $1.7 million credit facility with Business Alliance Capital Corporation. The Company has also engaged the services of an investment banking firm to assist the Company in raising additional capital needed to continue the build out and national deployment of its IP telephony products and services. For additional information on our financial resources, refer to
Note 6 - Convertible Debt, Note 16 - Subsequent Events and the "Liquidity and Capital Resources" section which follows.

      Additional information on our results of operations and financial condition for the three and nine months ended September 30, 2005 follows below.

Revenues


                                    Three months ended    Nine months ended
                                       September 30,        September 30,
                                    ------------------    -----------------
(In thousands)                        2005        2004       2005      2004
---------------------------------------------------------------------------

Equipment:
End-user equipment sales            $3,739      $2,356    $ 9,273    $7,391
Equipment sales to resellers           151         611        305     1,082
---------------------------------------------------------------------------
Total equipment sales                3,890       2,967      9,578     8,473
---------------------------------------------------------------------------

Services:
  Installations                        652         262      1,311       782
  Rentals, repair and other             12          48         60       119
Other revenue                          253          61        750       259
---------------------------------------------------------------------------
Total services and other revenue       917         371      2,121     1,160
---------------------------------------------------------------------------
Consolidated revenues               $4,807      $3,338    $11,699    $9,633
===========================================================================

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

      Services revenues for the three months ended September 30, 2005 were $664,000, an increase of $354,000 or 114% from the comparable 2004 period. Services revenues for the nine months ended September 30, 2005 were $1,371,000, an increase of $470,000 or 52% from the comparable 2004 period. The increases in each period were attributable to installation services which have increased due to the increases in system sales. An increase or decrease in installation revenues, however, does not always coincide with the reported increase or decrease in system sales since installations may occur in different periods than the related system sale.

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

      Total cost of revenues for the nine months ended September 30, 2005 was $8,370,000, an increase of $1,022,000, or 14% from the comparable 2004 period. The gross profit for the nine months ended September 30, 2005 was $3,329,000 an increase of $1,044,000 or 46% from the comparable 2004 period. As a percentage of revenue, the overall gross profit margin was 28% for the nine months ended September 30, 2005, compared to 24% for the comparable 2004 period.

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

      Other Income (Expense). Other income (expense) for the three months ended September 30, 2005 was $(2,001,000), compared with $(5,000) for 2004.
Other income (expense) for the nine months ended September 30, 2005 was $(1,766,000), compared to $(15,000) for 2004. The principal components of other income (expense) are as follows.

      Interest Expense:


                                                  Three months ended    Nine months ended
                                                     September 30          September 30
                                                  ------------------    -----------------
(In thousands)                                    2005          2004    2005         2004
-----------------------------------------------------------------------------------------

Interest expense on outstanding borrowings         $19            $7    $ 44          $19
Amortization of deferred financing costs            11             -      23            -
Amortization of discounts on convertible notes      25             -      44            -
-----------------------------------------------------------------------------------------
Total interest expense                             $55            $7    $111          $19
=========================================================================================

      The increase in interest expense on outstanding borrowings was attributable to higher average borrowing levels under the Company's credit facilities and to higher interest rates. Amortization of deferred financing costs for the three and nine months ended September 30, 2005 consists of $1,000 and $4,000, respectively, of amortization of an imputed discount on warrants issued to the Laurus Master Fund LTD ("Laurus") and $10,000 and $19,000, respectively, of amortization of a prepaid facility fee of $117,000 in connection with a revolving credit facility entered into with Laurus on March 31, 2005. These costs are included in deferred financing costs on the Consolidated Balance Sheet, and are being amortized to interest expense over the three-year term of the facility. Discounts imputed in accounting for the Company's convertible notes issued to the Laurus Master Fund pursuant to this credit facility, are being amortized to interest expense over their term using the effective interest method.

      Derivative instrument expense. The Company recorded expense of $1,949,000 and $1,662,000 during the three and nine months ended September 30, 2005, respectively, from derivative instrument liabilities arising from its financing transactions with Laurus, as more fully described in Note 6 - Convertible Debt, due primarily to increases in the calculated market value of the conversion options embedded in the convertible borrowings from Laurus and the free-standing warrants issued to Laurus since their initial valuations, resulting from increases in the market value of the Company's common stock during the reporting periods. Income or losses generated from these derivative liabilities principally arise from changes in the fair market value of the Company's common stock price during each reporting period, as the Company is required to record "mark-to-market" adjustments to the calculated value of its derivative liabilities. These "mark-to-market" adjustments are non-cash, with no impact on liquidity. Refer to Notes 1, 6 and 7 in the Notes to Consolidated Financial Statements contained herein for further discussion on the nature of the derivative financial instruments and the Company's accounting policies.

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

LIQUIDITY AND CAPITAL RESOURCES

      Working capital, defined as current assets less current liabilities, was $886,000 at September 30, 2005, compared to $2,136,000 at December 31, 2004. The working capital ratio was 1.2 to 1 at September 30, 2005, compared to 2.4 to 1 at December 31, 2004. Operating activities used $958,000 during the nine months ended September 30, 2005, compared to the use of $906,000 in the comparable 2004 period. Net cash used by operating activities in 2005 consisted of a net loss of $3,478,000 less non-cash items of $1,896,000, and net cash generated by changes in operating assets and liabilities of $624,000. The principal non-cash item in 2005 was $1,662,000 of derivative instrument expense. The increase in our accounts receivable was attributable to a 37% increase in third quarter 2005 revenues over the fourth quarter of 2004, including growth in our systems sales revenues which often have a longer cash collection period than parts sales since there is typically an installation requirement to be completed prior to full payment. The growth in accounts payable is partly attributable to our revenue growth, and partly attributable to incremental expenses associated with the development of One IP Voice ("OIPV").

      Investing activities used $320,000 during the nine months ended September 30, 2005, compared to $25,000 in 2004. Net cash used by investing activities in 2005 and 2004 consisted of capital expenditures. Capital expenditures during 2005 were principally for the purchase of network equipment and licenses in connection with the build out of an IP telephony platform for our OIPV subsidiary, and computer and office equipment to support our expanded personnel levels. Pursuant to our loan agreement with Laurus, we may obtain external financing on capital expenditures up to $500,000 in any fiscal year period before requiring Laurus's prior approval.

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

      On October 31, 2005, we engaged the services of an investment banking firm to assist the Company in raising additional capital. In order to raise the capital required for the continuing buildout of OIPV and regain compliance with the AMEX's minimum stockholders' equity requirement so as to maintain the Company's listing on AMEX, the board of directors of the Company has approved, subject to stockholders' approval, one or a series or combination of private offerings to investors of the Company's Securities , and a secondary offering to the public of Common Stock, said shares currently intended to be offered to the public in a firm commitment underwriting sometime during 2006. The aggregate amount sought out by the Company is anticipated to be in range of approximately $6,000,000 to $26,000,000 (exclusive of any securities which may be sold upon exercise of any over-allotment options).

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

      Derivative instruments. In connection with the issuance of debt or equity instruments, we may also issue warrants to purchase our common stock. In certain circumstances, these warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments that we issue may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

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

      Whether or not the Amex grants us an extension, if we are unable to close one or more financing transactions prior to the end of any applicable appeal period or extension period, we will be delisted. Additionally, if we fail to receive stockholder approval of our financing proposals at our December 16, 2005 Special Meeting of Stockholders, we would be unable to list any of the shares of common stock potentially issuable pursuant to those proposals, which may affect our ability to attract investors. For further information related to our delisting notification and our financing plans, please refer to Note 16, Subsequent Events, contained herein.

      The following additional risk factors are attributable to the business activities of the Company's newly-formed subsidiary, One IP Voice ("OIPV"):

      We intend to pursue a new business direction - the marketing of carrier-based, hosted VoIP products and related network services - which may not be profitable.

      During 2005, we began devoting significant management and capital resources to the development of this business, and we expect to continue to do so; however we cannot provide assurance that this new business venture will be profitable. Our business model is still being developed, and it has not yet been proven out. There is also no guarantee that we will be successful in generating significant revenues from future sales of our planned IP products and services. If we are not able to generate significant revenues selling into the VoIP telephony market, our business and operating results would be seriously harmed.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The proposals voted upon at the Company's Annual Meeting of Stockholders, held July 14, 2005, along with the voting results, were as follows:

      (1) Election of Directors: All nominees were elected: The results of the balloting were as follows:

                                             Votes      Votes
                  Nominees                    For       Withheld
                  ---------------------    ---------    ---------
                  Jean-Marc Stiegemeier    3,208,981      41,071
                  George J. Taylor, Jr.    3,188,401      61,651
                  Harold L. Hanson         3,207,714      42,338
                  Hugh M Taylor            3,205,551      44,501
                  Joseph J. Kelley         3,208,534      41,518
                  Ronald P. Pettirossi     3,212,658      37,394

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

                                       FARMSTEAD TELEPHONE GROUP, INC.


Dated: May 26, 2006                    /s/ Jean-Marc Stiegemeier
                                       -----------------------------------
                                       Jean-Marc Stiegemeier
                                       Chief Executive Officer, President


Dated: May 26, 2006                    /s/ Robert G LaVigne
                                       -----------------------------------
                                       Robert G. LaVigne
                                       Executive Vice President, Chief
                                       Financial Officer