Form 10-Q
period 2006-06-30
FARMSTEAD TELEPHONE GROUP INC
filed 2006-08-14
CIK 804331

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

      (Mark One)
      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended June 30, 2006
                                       or
      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                        Commission File Number: 001-12155

                               One IP Voice, Inc.
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

                         Farmstead Telephone Group, Inc.
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

As of July 31, 2006, the registrant had 4,057,532 shares of its $0.001 par value Common Stock outstanding.

                               TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION
                                                                                                                Page
                                                                                                                ----

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)
         Consolidated Balance Sheets - June 30, 2006 and December 31, 2005..................................       3
         Consolidated Statements of Operations - Three and Six Months Ended June 30, 2006 and 2005..........       4
         Consolidated Statement of Changes in Stockholders' Equity (Deficiency) - Six Months Ended
         June 30, 2006......................................................................................       5
         Consolidated Statements of Cash Flows - Six Months Ended June 30, 2006 and 2005....................       6
         Notes to Consolidated Financial Statements.........................................................       7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS................................................................      20

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ........................................      27

ITEM 4.  CONTROLS AND PROCEDURES ...........................................................................      27

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..................................................................................      27

ITEM 1A. RISK FACTORS.......................................................................................      27

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS........................................      27

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................................................      27

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................      28

ITEM 5.  OTHER INFORMATION..................................................................................      28

ITEM 6.  EXHIBITS ..........................................................................................      28

SIGNATURES..................................................................................................      28

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                               ONE IP VOICE, INC.
                    (f/k/a Farmstead Telephone Group, Inc.)

                          CONSOLIDATED BALANCE SHEETS

                                                                                      June 30,     December 31,
(In thousands)                                                                            2006             2005
---------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                            $    732        $    222
  Accounts receivable, net                                                                3,147           3,125
  Inventories, net                                                                          861             723
  Other current assets                                                                      228             281
---------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                      4,968           4,351

Property and equipment, net                                                                 733             615
Deferred financing costs                                                                    487             535
Other assets                                                                                116             103
---------------------------------------------------------------------------------------------------------------
Total Assets                                                                           $  6,304        $  5,604
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                                                                     $  3,044        $  3,105
  Accrued expenses and other current liabilities                                            524             539
  Current portion of convertible debt, net of unamortized discount  (Note 4)                661             860
  Derivative financial instruments (Note 5)                                                 618             385
  Current portion of long-term debt (Note 3)                                                 41              30
---------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                 4,888           4,919

Postretirement benefit obligation                                                           790             719
Convertible debt, net of unamortized discount  (Note 4)                                       8               8
Derivative financial instruments (Note 5)                                                 2,931             406
Long-term debt (Note 3)                                                                      55              49
---------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                         8,672           6,101
---------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' Equity (Deficiency):
  Preferred stock, $0.001 par value; 2,000,000 shares authorized;  259,426 and 0
   Series A shares issued and outstanding at June 30, 2006 and December 30, 2005            177               -
  Common stock, $0.001 par value; 30,000,000 shares authorized;
   4,047,532 and 3,817,132 shares issued and outstanding at
   June 30, 2006 and December 31, 2005, respectively                                          4               4
  Additional paid-in capital                                                             13,093          13,249
  Accumulated deficit                                                                   (15,630)        (13,734)
  Accumulated other comprehensive loss                                                      (12)            (16)
---------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity (Deficiency)                                                  (2,368)           (497)
---------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity (Deficiency)                                $  6,304        $  5,604
===============================================================================================================

          See accompanying notes to consolidated financial statements.

                               ONE IP VOICE, INC.
                    (f/k/a Farmstead Telephone Group, Inc.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                            For the Three           For the Six
                                                            Months Ended            Months Ended
                                                              June 30,                June 30,
                                                         ------------------     -------------------
(In thousands, except loss per share amounts)               2006       2005        2006        2005
---------------------------------------------------------------------------------------------------

Revenues:
  Equipment                                              $ 2,482     $3,723     $ 5,946     $ 5,688
  Services and other revenue                                 773        760       1,723       1,204
---------------------------------------------------------------------------------------------------
  Total revenues                                           3,255      4,483       7,669       6,892
Cost of Revenues:
  Equipment                                                1,918      2,695       4,335       4,014
  Services and other revenue                                 546        321       1,191         555
  Other cost of revenues                                      80        131         187         233
---------------------------------------------------------------------------------------------------
  Total cost of revenues                                   2,544      3,147       5,713       4,802
---------------------------------------------------------------------------------------------------
Gross profit                                                 711      1,336       1,956       2,090
Selling, general and administrative expenses               2,761      1,765       5,375       3,148
---------------------------------------------------------------------------------------------------
Operating loss                                            (2,050)      (429)     (3,419)     (1,058)
---------------------------------------------------------------------------------------------------
Other income (expense):
  Interest expense                                           (61)       (48)       (145)        (56)
  Derivative instrument income (Note 1)                    4,297        681       1,663         287
  Other income                                                13          1          15           4
---------------------------------------------------------------------------------------------------
  Total other income (expense)                             4,249        634       1,533         235
---------------------------------------------------------------------------------------------------
Income (loss) before income taxes                          2,199        205      (1,886)       (823)
Provision for income taxes                                     3          3          10           7
---------------------------------------------------------------------------------------------------
Net income ( loss)                                         2,196        202      (1,896)       (830)
Accretion of discount on preferred stock                      25        -            26         -
---------------------------------------------------------------------------------------------------
Net income (loss) attributable to common stockholders    $ 2,171     $  202     $(1,922)    $  (830)
===================================================================================================

Net income (loss) per common share:
  Basic                                                  $   .54     $  .06     $  (.49)    $  (.25)
  Diluted                                                $  (.14)    $  .05     $  (.49)    $  (.25)
Weighted average common shares outstanding:
  Basic                                                    4,002      3,353       3,930       3,340
  Diluted                                                  9,152      4,391       3,930       3,340
===================================================================================================

          See accompanying notes to consolidated financial statements.

                               ONE IP VOICE, INC.
                    (f/k/a Farmstead Telephone Group, Inc.)

                      CONSOLIDATED STATEMENT OF CHANGES IN
                       STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  (UNAUDITED)
                     For the Six Months Ended June 30, 2006

                                                                                                         Accumulated
                                      Preferred Stock      Common Stock      Additional      Accum-            Other
                                     ----------------    ----------------       Paid-in      ulated    Comprehensive
(In thousands)                       Shares    Amount    Shares    Amount       Capital     Deficit             Loss       Total
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005             -      $  -      3,817      $4        $13,249     $(13,734)            $(16)    $  (497)
Net loss                                 -         -          -       -              -       (1,896)               -      (1,896)
Amortization of pension liability
 adjustment                              -         -          -       -              -            -                4           4
                                                                                                                         -------
Comprehensive loss                                                                                                        (1,892)
Stock-based compensation                 -         -          -       -            179            -                -         179
Common stock issued under stock
 option and stock purchase plans         -         -         30       -             42            -                -          42
Shares issued upon conversion of
 Laurus debt                             -         -        190       -            202            -                -         202
Warrants issued for notes payable        -         -          -       -            852            -                -         852
Issuance of preferred stock            259       151          -       -              -            -                -         151
Issue costs and expenses in
 connection with issuance of
 convertible note and Series A
 preferred stock                         -         -          -       -           (507)           -                -        (507)

Warrants for preferred and common
 stock issued in connection with
 issuance of convertible note and
 Series A preferred stock                -         -          -       -           (913)           -                -        (913)
Common stock issued to consultant
 for services                            -         -         10       -             15            -                -          15
Accretion of discount on Series A
 preferred stock                         -        26          -       -            (26)           -                -           -

---------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2006               259      $177      4,047      $4        $13,093     $(15,630)            $(12)    $(2,368)
================================================================================================================================

          See accompanying notes to consolidated financial statements.

                               ONE IP VOICE, INC.
                    (f/k/a Farmstead Telephone Group, Inc.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                For the Six Months Ended June 30, 2006 and 2005


(In thousands)                                                    2006        2005
----------------------------------------------------------------------------------

Cash Flows From Operating Activities:
  Net loss                                                     $(1,896)    $  (830)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Provision for doubtful accounts receivable                      18          18
    Provision for losses on inventories                             24          18
    Depreciation and amortization of property and equipment        105          53
    Amortization of deferred financing costs                        48          23
    Amortization of discounts on convertible notes                  48          19
    Unrealized (gain) loss on derivative instruments            (1,663)       (287)
    Stock-based compensation expense                               179           -
    Value of common stock issued for services                       15           -
    Decrease in accumulated other comprehensive loss                 4           5
  Changes in operating assets and liabilities:
    Increase in accounts receivable                                (40)     (2,032)
    (Increase) decrease in inventories                            (162)        180
    Decrease in other assets                                        40         277
    (Decrease) increase in accounts payable                        (61)      1,564
    (Decrease) increase in accrued expenses and other
      current liabilities                                          (15)         99
    Increase in postretirement benefit obligation                   71          63
----------------------------------------------------------------------------------
    Net cash used in operating activities                       (3,285)       (830)
----------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchases of property and equipment                             (188)        (18)
----------------------------------------------------------------------------------
    Net cash used in investing activities                         (188)        (18)
----------------------------------------------------------------------------------
Cash flows from financing activities:
  Repayment of BACC revolving loan advances                          -        (179)
  Borrowings under Laurus revolving loan facility                   55       1,450
  Proceeds from issuance of convertible note, net                  913           -
  Proceeds from issuance of Series A preferred stock, net        2,991           -
  Deferred financing costs                                           -        (257)
  Repayment of long-term debt and capital lease obligations        (18)        (10)
  Proceeds from exercise of stock options and employee
   stock purchases                                                  42          17
----------------------------------------------------------------------------------
  Net cash provided by financing activities                      3,983       1,021
----------------------------------------------------------------------------------
Net increase in cash and cash equivalents                          510         173
Cash and cash equivalents at beginning of period                   222         217
----------------------------------------------------------------------------------
Cash and cash equivalents at end of period                     $   732     $   390
==================================================================================


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                   $    68     $    20
    Income taxes                                                     2           2

Supplemental disclosure of non-cash financing and
 investing activities:
  Purchase of equipment under capital lease                         35          56
  Common stock issued upon Laurus minimum borrowing
   note conversions                                                202           -
  Discount on warrants issued to Laurus                              -         335
  Warrants issued in connection with convertible notes             852           -
  Preferred shares issued on conversion of convertible note        628           -
  Warrants issued to placement agent in connection with
   preferred shares and warrants issued to investors             3,460           -
  Discounts on issuance of convertible debt                          -         557

          See accompanying notes to consolidated financial statements.

                               ONE IP VOICE, INC.
                    (f/k/a Farmstead Telephone Group, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION, BUSINESS OPERATIONS, AND SIGNIFICANT ACCOUNTING
      POLICIES

Basis of Presentation

      The consolidated financial statements presented herein consist of the accounts of One IP Voice, Inc., formerly known as Farmstead Telephone Group, Inc., and its wholly-owned subsidiaries. The accompanying consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. In the Company's opinion, the unaudited interim consolidated financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments, that are necessary for a fair statement of results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be experienced for the entire fiscal year. This Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Corporate Name Change: Effective July 19, 2006 Farmstead Telephone Group, Inc. changed its corporate name to "One IP Voice, Inc.". Concurrently, the Company's wholly-owned subsidiary, One IP Voice, Inc., changed its corporate name to "OIPV Corp.".

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

Derivative financial instruments
      The identification of, and accounting for, derivative instruments is complex. Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then revalued at each reporting date, with changes in the fair value reported as charges or credits to income. We determine the fair value of these instruments using the Black-Scholes option pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the conversion option. We estimate the future volatility of our common stock price based on several factors, including the history of our stock price and the experience of other entities considered comparable to us. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial position and results of operations. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

      During the three and six months ended June 30, 2006, we recorded derivative instrument income of $4,297,000 and $1,633,000 respectively, as compared to derivative instrument income of $681,000 and $287,000 for the respective three and six months ended June 30, 2005. The recording of derivative instrument income during these periods resulted from the decline in the calculated fair market value of such derivative instrument liabilities, primarily attributable to a decline in the market value of the Company's common stock. Income or losses generated from these derivative liabilities principally arise from changes in the fair market value of the Company's common stock price during each reporting period, as the Company is required to record "mark-to-market" adjustments to the value of its derivative liabilities. These "mark-to-market" adjustments are non-cash, with no impact on liquidity.

Business Operations

      As presented in the consolidated financial statements contained in this report, the Company has incurred operating losses of $2,050,000 and $3,419,000 for the three and six months ended June 30, 2006, as compared to operating losses of $429,000 and $1,058,000 for the three and six months ended June 30, 2005. Approximately $1,241,000 and $2,217,000 of the operating losses reported for the three and six months ended June 30, 2006 were attributable to the start-up operations of the Company's wholly-owned subsidiary, OIPV Corp. The remaining operating losses are attributable to the Company's legacy telecommunications equipment business which has been negatively impacted by declining profit margins.

      In May, 2005, OIPV Corp. was formed to provide carrier-based VoIP telephony solutions along with network services. Its primary target market is the small-to-medium sized business ("SMB") market, which the Company believes is the fastest growing segment of the telecommunications systems business. OIPV's product offerings include Hosted IP Centrex and IP Trunking services, bundled with private OIPV "last mile" connectivity on a national basis, long distance calling, On Net calling, local area calling, 911 capabilities and Wide Area Network ("WAN") voice and data connectivity. In January 2006, the Company launched the national marketing of OIPV's products and services; however revenues generated to date have been insufficient to cover its operating costs, and operating losses are expected to continue into 2007.

      The Company continues to experience negative cash flows from operations and continues to be dependent upon its revolving credit facility and raising cash from private and public placements of debt and equity in order to fund its business operations. During the six months ended June 30, 2006, the Company raised approximately $3.9 million from private placements of convertible notes and preferred stock, which was used for working capital. Significant amounts of additional external financing, however, will be required in order to sustain current operations and for the further development of the OIPV Corp. IP telephony business to the operating levels anticipated by management. No assurance can be given, however, that such additional funding will be available.

      For additional discussion on the Company's operating results and financial condition, refer to Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, contained herein.

2.    SUPPLEMENTARY FINANCIAL INFORMATION

      Balance Sheet Information

                                                    June 30,    December 31,
(In thousands)                                          2006            2005
----------------------------------------------------------------------------

ACCOUNTS RECEIVABLE, NET: (1)
Trade accounts receivable                            $ 2,866         $ 2,815
Less: allowance for doubtful accounts                    (86)            (75)
                                                     -------         -------
Trade accounts receivable, net                         2,780           2,740
Other receivables                                        367             385
                                                     -------         -------
Accounts receivable, net                             $ 3,147         $ 3,125
                                                     =======         =======

INVENTORIES, NET: (2)
Finished goods and spare parts                       $   793         $ 1,136
Work in process                                          209             202
Rental equipment                                          64              12
                                                     -------         -------
                                                       1,066           1,350
Less: reserves for excess and obsolete inventories      (205)           (627)
                                                     -------         -------
Inventories, net                                     $   861         $   723
                                                     =======         =======

PROPERTY AND EQUIPMENT, NET:
Computer and office equipment                        $ 1,162         $ 1,065
IP network equipment and licenses                        442             391
Furniture and fixtures                                   304             288
Leasehold improvements                                   171             171
Capitalized software development costs                    98              98
Automobiles                                               73              50
Leased computer equipment under capital lease             91              56
                                                     -------         -------
                                                       2,341           2,119
Less: accumulated depreciation and amortization       (1,608)         (1,504)
                                                     -------         -------
Property and equipment, net                          $   733         $   615
                                                     =======         =======

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:
Salaries, commissions and benefits                   $   293         $   296
Legal fees and expenses                                   32             104
State and local taxes                                     48              36
Customer deposits and unearned revenue                    58              30
Employee Stock Purchase Plan deposits                     15              28
Other                                                     78              45
                                                     -------         -------
Accrued expenses and other current liabilities       $   524         $   539
                                                     =======         =======

<F1>  Other receivables primarily consist of commissions, rebates and other dealer incentives due from Avaya and are recorded in the consolidated financial statements when earned.
<F2>  Work in process consists of used equipment requiring repair or refurbishing. The amounts shown in this table for December 31, 2005 for finished goods and spare parts, and for the reserves for excess and obsolete inventories reflect a correction of a typographical error in the consolidated financial statements included in the Form 10-K for the year ended December 31, 2005. The amounts originally reported were $947 and ($438), respectively. This correction had no effect on the net reported value.

3.    DEBT OBLIGATIONS

                                           June 30,    December 31,
      (In thousands)                           2006            2005
      -------------------------------------------------------------
      Installment purchase note                $ 36           $ 40
      Obligations under capital lease            60             39
      ------------------------------------------------------------
                                                 96             79
      Less: current portion                     (41)           (30)
      ------------------------------------------------------------
      Long-term debt obligations               $ 55           $ 49
      ============================================================

      Installment Purchase Note:
      The Company is financing an automobile through a $50,056, 3.75% note payable to a finance company. The note is payable in 38 monthly installments of $799, with a final payment of $24,236 on January 7, 2008. The note balance at June 30, 2006 was $35,788, of which $8,154 was classified under current portion of long-term debt.

      Obligations under Capital Lease:
      During 2005, the Company entered into non-cancelable lease agreements to finance $56,000 of computer equipment with payment terms ranging from 24 to 36 months. In 2006, an additional $34,971 of computer equipment was leased under similar terms. Monthly lease payments aggregate $3,146 and the agreements contain a $1.00 purchase option at the end of the lease term. The effective interest rate on the lease obligations is 10.4% to 12.7%. The principal balance of these obligations at June 30, 2006 was $60,453, of which $33,338 was classified under current portion of long-term debt.

4.    CONVERTIBLE DEBT

                                                  June 30,    December 31,
(In thousands)                                        2006            2005
--------------------------------------------------------------------------
Borrowing under secured revolving credit
 facility note, including accrued interest          $1,464          $1,409
Secured convertible Minimum Borrowing Note             182             423
Less: unamortized discount attributable to
 the revolving credit facility note                   (803)           (549)
Less: unamortized discount attributable to
 the Minimum Borrowing Note                           (174)           (415)
--------------------------------------------------------------------------
Convertible Debt, net of unamortized discounts         669             868
Less: current portion                                 (661)           (860)
--------------------------------------------------------------------------
Convertible Debt, net of unamortized discounts      $    8          $    8
==========================================================================

      During 2006, $241,300 of debt under the existing Minimum Borrowing Note was converted to 190,000 shares of common stock.

      As of June 30, 2006, the amount of available borrowings under the revolving portion of the credit facility, pursuant to borrowing formulas, was as follows (in thousands):

       Available borrowings supported by collateral base         $ 1,666
       Less: amount borrowed under revolving credit facility      (1,464)
       Less: amount borrowed under the Minimum Borrowing Note       (182)
                                                                 -------
       Available to borrow as of June 30, 2006                   $    20
                                                                 =======

      The average and highest amounts borrowed under the Laurus credit facility during the three months ended June 30, 2006 were approximately $1,410,000 and $2,017,000, respectively. The average and highest amounts borrowed under the Laurus credit facility during the six months ended June 30, 2006 were approximately $1,418,000 and $2,017,000, respectively. The Company was in compliance with the provisions of its loan agreement as of June 30, 2006. Future required principal repayments under the Minimum Borrowing Note as of June 30, 2006 are: 2006 - $0; 2007 - $0; and 2008 - $181,700.

5.    DERIVATIVE FINANCIAL INSTRUMENTS

      The following derivative liabilities related to warrants and embedded derivative instruments were outstanding as of June 30, 2006 and December 31, 2005 (in thousands):

                                                           Issue    Expiration    Exercise        Value-     Value-      Value-
Instrument:                                                 Date          Date       Price    Issue date    6/30/06    12/31/05
-------------------------------------------------------------------------------------------------------------------------------
Laurus Minimum Borrowing Note (Note 4)                  9/2/2005     3/31/2008       $1.27        $  323     $   72       $ 135

Laurus Revolving Note (Note 4)                         3/31/2005     3/31/2008        1.27           824        618         385
58,970 shares of Series A preferred stock issued
in connection with convertible note (Notes 7
and 8)                                                 2/17/2006             -           -           625        386           -

200,456 shares of Series A preferred stock issued     2/17/2006-
in private placement (Note 7)                          4/17/2006             -           -         2,340      1,313           -
-------------------------------------------------------------------------------------------------------------------------------
Fair value of bifurcated embedded derivative
instrument liabilities                                                                                        2,389         520

500,000 common stock warrants issued to Laurus         3/31/2005     3/31/2010        1.82           335        254         271

150,000 common stock warrants issued to placement
agent in connection with convertible note (Note 8)
                                                        2/8/2006      2/8/2011        1.27           197        103           -

1,002,280 common stock warrants issued in private     2/17/2006-    2/17/2011-
placement (Note 7)                                     4/17/2006     4/17/2011       2.125         1,120        543           -

30,067 preferred stock warrants issued to             2/17/2006-    2/17/2011-
placement agent in private placement (Note 7)          4/17/2006     4/17/2011       17.00           345        179          -

150,335 common stock warrants issued to placement     2/17/2006-    2/17/2011-
agent in private placement (Note 7)                    4/17/2006     4/17/2011       2.125           222         81           -
-------------------------------------------------------------------------------------------------------------------------------
Total derivative financial instruments                                                                        3,549         791

Less: amount attributable to the Revolving Note,
reported in current liabilities                                                                                (618)       (385)
-------------------------------------------------------------------------------------------------------------------------------
Derivative financial instruments recorded in
non-current liabilities                                                                                      $2,931       $ 406
===============================================================================================================================

      The Company uses the Black-Scholes option pricing model to value warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities. In valuing the (i) Laurus warrants and the embedded conversion option components of Laurus's bifurcated embedded derivative instruments; and (ii) the warrants to acquire common stock issued to the Series A investors and the placement agent, at the time they were issued and at each quarter ending date, we used the following assumptions: market price of our common stock on the date of valuation; an expected dividend yield of 0%; an expected life equal to either the remaining period to the expiration date of the warrants or maturity date of the convertible debt instruments; implied volatility of 65%; and a risk-free rate of return based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the instruments. In valuing the shares of Series A preferred stock issued to investors, as well as the warrants to acquire preferred stock issued to the placement agent, in addition to using the same yield, volatility and rate-of-return assumptions as above, we initially used an expected life of 4.5 years which considered the fact that there is a mandatory conversion option once the market price of the Company's common stock exceeds $5.00 per share for 20 trading days. In valuing these securities as of June 30, 2006, we changed the expected life assumption to 5.3 years, which reflects the remaining period of time to the beginning of the contractual redemption period.

6.    STOCK-BASED COMPENSATION

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS No. 123R"), revising FASB Statement 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. This statement became effective as of the beginning of the first interim or annual reporting period that began after December 15, 2005.

      Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R. Under this transition method, compensation cost recognized during 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company's results of operations and financial position for prior periods have not been restated.

      Stock Option Plans: The Company has outstanding options granted under the following plans: (i) the Farmstead Telephone Group, Inc. 2002 Stock Option Plan (the "2002 Plan") and (ii) the Farmstead Telephone Group, Inc. 1992 Stock Option Plan (the "1992 Plan"). The 1992 Stock Option Plan terminated in May 2002; however options previously granted under the 1992 Plan may continue to be exercised in accordance with the terms of the individual grants. The Company grants options with varying vesting terms, including 100% exercisable after 1 year, 50% per year over 2 years, and 25% or 20% per year over 4 or 5 years. The vesting terms vary depending upon the circumstances (for example, options included in an employment offer may be subject to negotiation with the prospective employee) and are reviewed with the Board of Directors.

      The 2002 Plan permits the granting of options to purchase shares of common stock to employees, directors and consultants of the Company, which shall be either incentive stock options ("ISOs") as defined under Section 422 of the Internal Revenue Code, or non-qualified stock options ("NSOs"). ISOs may be granted at no less than market value at the time of grant, with a maximum term of ten years except, for a 10% or more stockholder, the exercise price shall not be less than 110% of market value, with a maximum term of five years. NSOs may be granted at no less than 50% of market value at the time of grant, with a maximum term of 10 years. Any option granted pursuant to this Plan which for any reason fails to qualify as an ISO shall be deemed to have been granted as an option not qualified under Section 422 of the Code. As of June 30, 2006, the maximum number of shares issuable under the 2002 Plan, which expires April 3, 2012, was 2,300,000. At the Company's Annual Meeting of Stockholders, held July 13, 2006, the stockholders approved an increase in the maximum number of shares issuable under the 2002 Plan to 3,300,000.

      Employee Stock Purchase Plans - The Company also has an employee stock purchase plan ("ESPP") that allows eligible employees to purchase, through payroll deductions, shares of the Company's common stock at a discount from the fair market value of the common stock at specified dates. Employees may withdraw from an offering before the purchase date and obtain a refund of the amounts withheld. In the semi-annual offering period that ended February 2006, the Company amended the terms of the ESPP such that the discount was reduced from 15% to 5% of the market value of the common stock as of the last day of the offering period. This change in the plan resulted in the expense related to the ESPP to be non-compensatory under SFAS 123R. During the six months ended June 30, 2006 employees purchased 18,900 shares of common stock for $33,642.

      Under SFAS 123R, the Company recognized $96,025 and $179,497 of compensation expense during the three and six months ended June 30, 2006, which was charged to SG&A expense. The following table details the effect on net loss and loss per share had stock-based compensation expense been recorded for the three and six months ended June 30, 2005 based on the fair-value method under SFAS 123, "Accounting for Stock-based Compensation" (in thousands, except per share amounts).

                                                  Three months       Six months
                                                         Ended            Ended
                                                 June 30, 2005    June 30, 2005
-------------------------------------------------------------------------------

Net income (loss), as reported                            $202          $  (830)
Add: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                 (37)            (239)
-------------------------------------------------------------------------------
Pro forma net income (loss)                                165           (1,069)
Pro forma net income (loss) per share:
  Basic                                                   $.05          $  (.32)
  Diluted                                                 $.04          $  (.32)
-------------------------------------------------------------------------------

Grant-Date Fair Value
---------------------
      The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted were calculated using the following estimated weighted average assumptions:

                                              Six Months Ended June 30,
                                              -------------------------
                                                   2006         2005
                                                   ----         ----
        Risk-free rate of return                   4.73%        3.8%
        Expected life of award (years)             3.73         3.5
        Expected dividend yield of stock              0%          0%
        Expected volatility of stock                 65%         55%
        Weighted-average fair value                $.92        $.40

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

Option Plan Activity
--------------------
      A summary of the activity under the Company's stock option plans during the six months ended June 30, 2006 is as follows (aggregate intrinsic value in thousands):

                                                                            Weighted
                                                            Weighted         average
                                                             average       remaining    Aggregate
                                                  Number    exercise     contractual    intrinsic
                                               of shares       price    term (years)        value
-------------------------------------------------------------------------------------------------
Outstanding at December 31, 2005               2,684,619       $1.45             5.3         $582
Granted                                          229,000        1.79
Exercised                                        (11,500)        .66
Canceled                                          (1,500)       1.76
Forfeited                                        (18,750)       1.21
-------------------------------------------------------------------------------------------------
Outstanding at June 30, 2006                   2,881,869       $1.48             5.1         $572
=================================================================================================

Exercisable at June 30, 2006                   2,358,619       $1.39             4.2         $551
Vested or expected to vest at June 30, 2006    2,867,795        1.48             5.1          571

      During the six months ended June 30, 2006 (i) the weighted-average grant-date fair value of options granted was $.92; (ii) the total intrinsic value of options exercised was $13,757; and (iii) the total fair value of options vested was $88,431. Cash received from stock option exercises during the six months ended June 30, 2006 was $7,630.

Warrants:
---------
      As of June 30, 2006, there were 900,000 warrants outstanding that were issued to certain executive officers of the Company, all of which were fully vested at December 31, 2005. As of June 30, 2006, the warrants had a weighted-average exercise price of $.67, a weighted-average remaining contractual term of 3.5 years, and an aggregate intrinsic value of $409,500.

Expense
-------
      The Company recognizes expense using the straight-line prorated allocation method. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 4% to all unvested options as of January 1, 2006. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest. As of June 30, 2006, there was $309,000 of total unrecognized compensation cost related to unvested share-based awards. That cost is expected to be recognized into expense over a weighted-average period of 1.2 years.

7.    PREFERRED STOCK

                                                                      June 30,
(In thousands)                                                            2006
------------------------------------------------------------------------------
Series A redeemable convertible preferred stock, par value $.001,
259,426 shares issued and outstanding (also see Note 8)                $ 4,410

Less: unamortized discount related to warrants issued to investors
and bifurcated embedded derivative instruments (Note 5)                 (4,233)
------------------------------------------------------------------------------

Carrying amount at June 30, 2006                                      $    177
==============================================================================

      On February 17, 2006, March 17, 2006 and April 17, 2006, the Company sold an aggregate of 200,456 Units of Series A Preferred Stock to several accredited investors (the "Investors") at a price of $17.00 per Unit. Each Unit consists of
(i) one share of the Company's Series A Preferred Stock, $.001 par value per share, and (ii) a Warrant to purchase five shares of the Company's Common Stock, par value $.001 per share, at an exercise price of $2.125 per share (the Series A Preferred Stock and the Warrant together "Securities"). The Securities were not registered under the Securities Act of 1933, as amended, or applicable state securities laws as of their dates of issuance. The Securities are subject to restrictions on transferability and resale and may not be transferred or resold except as permitted under the Securities Act of 1933, as amended, and applicable state securities laws, pursuant to registration or exemption from those laws. The proceeds received by the Company, net of $272,634 placement agent fees and $144,156 expenses incurred by the Company, were $2,991,071.

      The following describes certain of the material terms of these transactions. The description below is not a complete description of the terms of the financing transaction and is qualified in its entirety by reference to the agreements entered into in connection therewith which are included as exhibits to previously filed Current Reports on Form 8-K.

      Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into ten shares of common stock, based upon an initial conversion price of $1.70 per common share. The conversion price of the Series A Preferred Stock will be subject to a weighted average adjustment (based on all deemed outstanding shares of Common Stock and shares of Preferred Stock) and to reduce dilution in the event that the Company issues additional equity securities (other than the shares reserved for issuance under or to Laurus Master Fund Ltd., the Company's 2002 Stock Option Plan, the Company's Employee Stock Purchase Plan, employees, officers, consultants and directors of the Company, and under other currently existing options, warrants and obligations to issue shares) at a purchase price less than the Series A Preferred Stock conversion price. The Series A Preferred Stock conversion price will also be subject to proportional adjustment for stock splits, stock dividends, recapitalizations and the like.

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

      Warrant to Purchase Shares of Stock. The Investors received warrants to purchase up to an aggregate of 1,002,280 shares of the Company's common stock at an exercise price of $2.125 per share. The warrants expire five years from issuance. In lieu of exercising the warrant with cash, the Holder may elect to receive that number of shares of common stock equal to the value of the warrant (or that portion being exercised) at the time of exercise.

      Registration rights. The Company has registered the common stock underlying the Securities for resale on Form S-1, which was declared effective by the Securities and Exchange Commission on July 18, 2006.

      Because the Series A Preferred Stock is not considered to be "conventional convertible preferred stock", the embedded conversion option is subject to the accounting requirements of EITF Issue 00-19. Because of the penalties we may have to pay under the Investor Rights Agreement, and the fact that the conversion price can be adjusted in certain circumstances, we are required by EITF 00-19 to bifurcate the embedded conversion option and account for it as a derivative instrument liability. This derivative instrument liability was initially valued, using the Black-Scholes options pricing model, at $10.64 - $13.59 per preferred share, attributable to three separate closing dates. It is then adjusted to fair value at the end of each subsequent period, with any changes in fair value charged or credited to income in the period of change. Refer to Note 5 for further information on the assumptions used in determining fair market value of the derivative instruments. The Company allocated the $2,340,374 fair value of the embedded conversion options and $916,790 of the $1,119,919 aggregate fair value of the 1,002,280 common stock purchase warrants issued to the investors in the February, March and April 2006 closings, to the $3,407,937 gross proceeds received, resulting in the recording of a $3,257,170 discount and an aggregate initial net carrying value of the preferred stock of $150,767. The net carrying value will be adjusted, through accretion of the discount, to $3,407,937 using the effective interest method over the 5.75 year period to the date the holders can redeem the shares for cash, of which 5.3 years remained as of June 30, 2006. The $203,123 difference between the fair value of the investor warrants and that which was allocated was immediately charged to Additional paid-in capital, resulting from an excess in the calculated fair market value of the embedded conversion option and investor warrants in the April 2006 closing over the proceeds received in that closing.

      In connection with the above Series A Preferred Stock transactions, the Company issued to its placement agent warrants (the "Placement Agent Warrants")
(i) to purchase up to an aggregate of 150,335 shares of the Company's common stock at an exercise price of $2.125 per share and (ii) to purchase up to an aggregate of 30,067 shares of the Company's Series A Preferred Stock at an exercise price of $17.00 per share. The Placement Agent Warrants expire five years from issuance. In lieu of exercising the warrants with cash, the placement agent may elect to receive that number of shares of common stock or Series A Preferred Stock, as applicable, equal to the value of the warrant (or that portion being exercised) at the time of exercise. The Company also paid the placement agent a fee of $272,634 representing 8% of the gross proceeds. The placement agent fees, the $716,546 calculated fair value of the placement agent warrants, and $144,156 of other transaction costs, aggregating $1,133,336, was charged to Additional paid-in capital.

8.    CONVERTIBLE NOTES

      On February 8, 2006, the Company issued a $1,000,000 Principal Amount Convertible Promissory Note (the "Sotomar Note") to Sotomar - Empreendimentos Industriais e Imobiliarios, SA (the "Holder") pursuant to a Convertible Note and Warrant Purchase Agreement (the "Purchase Agreement"). The proceeds received by the Company, net of an $80,000 placement agent fee and other expenses, were $913,000. Under the terms of the Sotomar Note, the outstanding principal, plus any accrued but unpaid interest thereon, shall automatically convert into shares of Series A Preferred Stock upon the sale of Series A Preferred Stock and warrants to purchase Common Stock to accredited investors in a private placement transaction pursuant to Regulation D (collectively, "Offered Securities") which produces at least $500,000 of aggregate gross proceeds to the Company (a "Preferred Offering"). As a result of the February 17, 2006 sale of Series A Preferred Stock to an accredited investor for $750,000, the Sotomar Note, together with $2,490 interest accrued thereon, converted into 58,970 shares of Series A Preferred Stock.

      In connection with the issuance of the Sotomar Note, the Holder received a warrant to purchase up to an aggregate 529,134 shares of the Company's common stock at an exercise price of $1.27 per share. The warrant expires ten years from issuance. In lieu of exercising the warrant with cash, the Holder may elect to receive that number of shares of common stock equal to the value of the warrant (or that portion being exercised) at the time of exercise. The warrants were valued using the Black-Scholes options pricing model, resulting in an $834,000 discount against the proceeds of the Sotomar Note. Because the exercise price and the number of shares are fixed, subject to normal anti-dilution adjustments, and the Company can deliver unregistered shares, the Company recorded the $834,000 directly to Additional paid-in capital. Because the Series A Preferred Stock into which the Sotomar Note converted has the same characteristics as the other issued Series A Preferred Stock, the Company has bifurcated the embedded conversion option and is accounting for it as a derivative instrument liability, in the same manner as the other issued Series A Preferred Stock. Since the value of the embedded conversion option of $627,500 exceeded the net carrying value of the Sotomar Note of $168,469 at the date of conversion, the Company reduced the initial carrying value of the associated Series A Preferred Stock to zero and recorded an immediate charge to income of $459,031. The series A Preferred Stock will be accreted to its redemption value of $1,002,490 using the effective interest method and an estimated life to conversion of 5.3 years.

      In connection with the Sotomar Note transaction, and pending receipt of proceeds from the issuance of the Sotomar Note, on January 30, 2006 an affiliate of the placement agent advanced the Company $400,000 pursuant to a convertible note with terms similar to the Sotomar Note. The advance was repaid with $1,111 of interest on February 8, 2006. A warrant for the purchase of 22,047 shares of common stock was issued to the affiliate for providing the advance. The warrant has a 5 year life and is exercisable at $1.27 per share. Using Black-Scholes the Company calculated an $18,127 value to the warrant. Because the exercise price and the number of shares are fixed, subject to normal anti-dilution adjustments, and the Company can deliver unregistered shares without penalty, the Company recorded this amount directly to Additional paid-in capital. Upon repayment of the advance, the $18,127 unamortized discount was charged to interest expense.

      In connection with the Sotomar Note, the placement agent received an $80,000 fee and a warrant (the "Placement Agent Warrant") to purchase up to an aggregate 150,000 shares of the Company's common stock at an exercise price of $1.27 per share. The Placement Agent Warrant expires five years from issuance. In lieu of exercising this warrant with cash, the placement agent may elect to receive that number of shares of common stock equal to the value of the warrant (or that portion being exercised) at the time of exercise. Because these warrants are subject to the same registration rights and associated penalties as described in Note 7, the Company has accounted for the warrant as a derivative instrument liability. See Notes 1 and 5 for further accounting information.

9.    INTEREST EXPENSE

                                                      Three months ended    Six months ended
                                                            June 30              June 30
                                                      ------------------    ----------------
(In thousands)                                           2006    2005         2006    2005
--------------------------------------------------------------------------------------------
Interest expense on outstanding borrowings                $32     $17         $ 76     $25
Amortization of deferred financing costs (1)                9      12           22      12
Amortization of discounts on convertible notes (2)         20      19           47      19
------------------------------------------------------------------------------------------
Total interest expense                                    $61     $48         $145     $56
==========================================================================================

<F1>  Consists of amortization of an imputed discount of $335,000 on warrants issued to the Laurus Master Fund Ltd. ("Laurus"), and amortization of a prepaid facility fee of $117,000 in connection with a revolving credit facility entered into with Laurus on March 31, 2005. These costs are included in deferred financing costs on the Consolidated Balance Sheet, and are being amortized to interest expense over the three-year term of the facility.
<F2>  Consists of (i) the write-off of a $18,127 discount recorded in valuing free-standing warrants issued in connection with a convertible note which was subsequently repaid (see Note 13); and (ii) amortization of discounts imputed in accounting for the Company's convertible revolving and minimum borrowing notes with Laurus (see Note 4).

10.   SEGMENT INFORMATION

      Historically, the Company had operated in a single business segment, selling telecommunications equipment to businesses. During 2005, the Company formed OIPV and commenced activities related to the development of a new business segment which provides hosted carrier-based Voice over IP products and related network services to the small-to-medium business marketplace. The hosted VoIP business, presented below as the "IP Telephony Services" business segment, commenced sales operations in January 2006. Summarized financial information for the Company's reportable business segments for the three and six months ended June 30, 2006 and 2005, is presented below. Geographic information is not presented because the Company does not operate outside of the United States. Corporate expenses consist primarily of compensation and benefits, costs associated with corporate governance and compliance, investor relations, and other shared general expenses not allocated to the business segments. There are no inter-segment sales.

      Business segment information as of and for the three months ended June 30, 2006 and 2005 is as follows:

                                    Telecom-       IP
                                  munication    Telephony
(In thousands)                     Equipment    Services     Corporate     Consol.
----------------------------------------------------------------------------------

2006:
Revenues                              $3,200      $    55        $   -     $ 3,255
Operating loss                          (478)      (1,241)        (331)     (2,050)
Depreciation and amortization
of property and equipment                 23           33            -          56
Identifiable assets                    5,074          743          487       6,304
Capital expenditures                      38           55            -          93

2005:
Revenues                              $4,483      $     -        $   -     $ 4,483
Operating loss                           (14)        (150)        (265)       (429)
Depreciation and amortization
of property and equipment                 24            1            3          28
Identifiable assets                    5,783            -          569       6,352
Capital expenditures                      35            -            -          35


      Business segment information as of and for the six months ended June 30, 2006 and 2005 is as follows:


                                    Telecom-       IP
                                  munication    Telephony
(In thousands)                     Equipment    Services       Corporate     Consol.
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

2006:
Revenues                              $7,607      $    62        $   -     $ 7,669
Operating loss                          (613)      (2,217)        (589)     (3,419)
Depreciation and amortization
of property and equipment                 50           55            -         105
Identifiable assets                    5,074          743          487       6,304
Capital expenditures                      59          164            -         223

2005:
Revenues                              $6,892      $     -        $   -     $ 6,892
Operating loss                          (324)        (243)        (491)     (1,058)
Depreciation and amortization
of property and equipment                 45            3            5          53
Identifiable assets                    5,783            -          569       6,352
Capital expenditures                      74            -            -          74

      The following table reconciles the totals reported for the operating loss of the segments to the Company's reported loss before income taxes:


                                                  Three months ended    Six months ended
                                                       June 30,             June 30,
                                                  ------------------    ----------------
(In thousands)                                       2006       2005       2006     2005
----------------------------------------------------------------------------------------

Total segment operating losses                    $(1,719)     $(164)   $(2,830)   $(567)
Unallocated amounts:
  Corporate expenses                                 (331)      (265)      (589)    (491)
  Interest expense                                    (61)       (48)      (145)     (56)
  Derivative instrument income (expense)            4,297        681      1,663      287
  Other income                                         13          1         15        4
----------------------------------------------------------------------------------------
Consolidated income (loss) before income taxes    $ 2,199      $ 205    $(1,886)   $(823)
========================================================================================

11.   EMPLOYEE BENEFIT PLANS

      The components of the net periodic benefit cost included in the results of operations for the three and six months ended June 30, 2006 and 2005 are as follows:

                               Three months ended     Six months ended
                                    June 30,              June 30,
                               -------------------    ----------------
(In thousands)                  2006          2005     2006       2005
----------------------------------------------------------------------
Service cost                     $22           $21      $44        $43
Interest cost                     11            10       23         20
Recognized actuarial losses        2             3        4          5
----------------------------------------------------------------------
Net expense                      $35           $34      $71        $68
======================================================================

12.   INCOME (LOSS) PER SHARE

      Basic income (loss) per share is computed by dividing the net income
(loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the "treasury stock" method), and convertible preferred stock and debt (using the "if-converted" method), unless their effect on net income (loss) per share is antidilutive. Under the "if-converted" method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later, and any proceeds received on conversion are assumed to have been used to purchase treasury stock at the average market price for the period. Net income is adjusted to eliminate interest expense and any gains or losses from derivative instruments during the period.

                                                             Three months ended      Six months ended
                                                                  June 30,               June 30,
                                                             ------------------    ------------------

                                                              2006        2005      2006        2005
                                                             -------     ------    -------     ------

Numerator:
Net income (loss)                                            $ 2,196     $  202    $(1,896)    $ (830)
  Less: accretion of discount on preferred stock                  25          -         26          -
                                                             -------     ------    -------     ------
Net income (loss) attributable to common stockholders
 - Basic                                                       2,171        202     (1,922)      (830)
Effect of dilutive securities:
    Laurus convertible debt                                     (391)         -          -          -
    Placement agent warrants for common stock                   (148)         -          -          -
    Series A preferred stock                                  (2,927)         -          -          -
                                                             -------     ------    -------     ------
Net income (loss) attributable to common stockholders
 - Diluted                                                   $(1,295)    $  202    $(1,922)    $ (830)
                                                             =======     ======    =======     ======

Denominator:
Weighted-average shares outstanding - Basic                    4,002      3,353      3,930      3,340
Dilutive potential common shares:
  Employee stock options and warrants                          1,207      1,038          -          -
  Warrants issued in connection with convertible notes           137          -          -          -
  Laurus convertible debt                                      1,296          -          -          -
  Placement agent warrants for common stock                       37          -          -          -
  Series A convertible preferred stock                         2,473          -          -          -
                                                             -------     ------    -------     ------
Weighted-average shares outstanding - diluted                  9,152      4,391      3,930      3,340

Basic net income (loss) per share                            $   .54     $  .06    $  (.49)    $ (.25)
                                                             =======     ======    =======     ======

Diluted net income (loss) per share                          $  (.14)    $  .05    $  (.49)    $ (.25)
                                                             =======     ======    =======     ======

Weighted-average securities excluded from the computation
of diluted earnings (loss) per share (1):
  Employee stock options and warrants                          1,685      1,424      2,844      2,370
  Warrants issued to Laurus                                      500        500        500        250
  Laurus convertible debt                                          -        324      1,296        162
  Series A convertible preferred stock                             -          -      1,553          -
  Warrants for preferred and common shares issued in
   private placements                                          1,365          -        787          -
                                                             -------     ------    -------     ------
                                                               3,550      2,248      6,980      2,782
                                                             =======     ======    =======     ======

<F1>  These securities have been excluded because (i) their exercise or conversion prices were higher than the average market price during the period, or (ii) their inclusion would reduce net loss per share and, therefore, be anti-dilutive.

13.   SUBSEQUENT EVENTS

      Effective July 3, 2006, the Company entered into an agreement with Rhyne Communications, Inc. (RCI"), Rhyne Capital Corporation ("RCC") and Mr. Henry Delgado (the sole owner of RCI and RCC) (the "Agreement") to acquire certain fixed assets, telephone equipment, existing maintenance contracts, and vehicles. The purchase price consisted of (i) $15,000 cash for the acquired fixed assets, consisting primarily of computer equipment, office furniture and equipment; and
(ii) 50,000 shares of restricted common stock which had a market value at June 30, 2006 of $61,000. The acquired maintenance contracts, which have remaining terms of less than one year, have an annualized contract value of $94,000, of which $33,000 is billable by the Company through their current renewal dates. The Company additionally acquired 4 vehicles currently being financed under installment notes, with remaining terms ranging from 12-59 months, by agreeing to assume their remaining installment payments, which aggregated $61,717 at June 30, 2006.

      The Company entered into the Agreement in order to expand its direct installation and maintenance business. In connection with the Agreement, the Company entered into a two-year employment agreement with Mr. Delgado, and hired five former installation technicians of RCI. In addition, the Company agreed to an assignment of RCI's existing lease contract, pending approval by the landlord, for office space in Pine Brook, NJ, from which the Company will locate its installation and maintenance operations. Under the lease, the Company will be leasing 5,328 square feet of office space under a term expiring March 31, 2011. The monthly rental payments will range from $3,996 to $4,493 over the lease term.

      The Company has not completed a valuation of the tangible and intangible assets acquired, net of assumed liabilities; however the value of the net assets acquired will not be material to the Company's consolidated balance sheet.

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

RESULTS OF OPERATIONS

      Overview

      For the three months ended June 30, 2006, we reported net income of $2,196,000 or $.54 per share, on revenues of $3,255,000. This compares with net income of $202,000 or $.06 per share, on revenues of $4,483,000 recorded for the three months ended June 30, 2005. Net income in each quarterly period included non-cash derivative instrument income of $4,297,000 and $681,000, respectively, primarily arising from decreases in the fair market value of the Company's derivative financial instruments during this period, as more fully described in Notes 1 and 5 of the Notes to Consolidated Financial Statements contained herein. Excluding the non-cash derivative instrument income, we otherwise incurred a $2,101,000 loss for the three months ended June 30, 2006 as compared with a $479,000 loss for the three months ended June 30, 2005. The operating results for the three months ended June 30, 2006 and 2005 include an operating loss of approximately $1,241,000 and $150,000, respectively, attributable to the start-up operations of our wholly-owned subsidiary OIPV Corp. as further described below.

      For the six months ended June 30, 2006, we reported a net loss of $1,896,000 or $(.49) per share, on revenues of $7,669,000. This compares with a net loss of $830,000 or $(.25) per share, on revenues of $6,892,000 recorded for the six months ended June 30, 2005. The net loss in each period included non-cash derivative instrument income of $1,663,000 and $287,000, respectively. Excluding the non-cash derivative instrument income, we otherwise incurred a $3,559,000 loss for the six months ended June 30, 2006 as compared with a $1,117,000 loss for the six months ended June 30, 2005. The operating results for the six months ended June 30, 2006 and 2005 include an operating loss of approximately $2,217,000 and $243,000, respectively, attributable to OIPV Corp.

      As further described in our Annual Report on Form 10-K for the year ended December 31, 2005, we have taken several measures to turnaround our operating performance. The turnaround strategy is principally based upon trying to stabilize our legacy telecommunications business through building a larger and more highly qualified sales force and diversifying our product offerings and targeted customers, increasing our focus on the small-to-medium size business ("SMB") market along with continuing to serve our base of large, "Enterprise" customers., while at the same time developing an IP telephony services business in order to transition the Company's business model to a broader communications solutions provider. In January 2006, OIPV Corp became operational, offering carrier-based hosted IP telephony services along with network services nationwide. Its primary target is also the SMB market. Although our efforts to date have resulted in increased revenues in 2006 to date as compared to 2005, we are continuing to incur operating losses from both our legacy telecommunications and IP telephony services businesses.

      In order to finance our business turnaround and expansion plans, we increased our credit lines in March 2005, obtaining a $3 million credit facility from Laurus Master Fund Ltd. which replaced a $1.7 million credit facility. During 2006, the Company raised approximately $4 million of additional capital through offerings of convertible debt and preferred stock to unaffiliated private investors. This new capital has been used to continue the build out and national deployment of our IP telephony products and services, and to fund our 2006 operating losses. Significant amounts of additional external financing, however, will be required in order to sustain current operations and for the further development of the OIPV Corp. IP telephony business to the operating levels anticipated by management. For additional information on our financial condition refer to the Liquidity and Capital Resources section which follows.

      Additional information on our results of operations and financial condition for the three and six ended June 30, 2006 follows below.

      Revenues

                                    Three months ended    Six months ended
                                         June 30,             June 30,
                                    ------------------    ----------------
(In thousands)                       2006        2005      2006      2005
--------------------------------------------------------------------------
Equipment:
End-user equipment sales            $2,389      $3,660    $5,716    $5,534
Equipment sales to resellers            93          63       230       154
--------------------------------------------------------------------------
Total equipment sales                2,482       3,723     5,946     5,688
--------------------------------------------------------------------------

Services:
  Installations                        526         401     1,193       659
  Other services                        20          18        44        48
  IP telephony services                 33           -        40         -
--------------------------------------------------------------------------
  Total services                       579         419     1,277       707
Other revenue                          194         341       446       497
--------------------------------------------------------------------------
Total services and other revenue       773         760     1,723     1,204
--------------------------------------------------------------------------
Consolidated revenues               $3,255      $4,483    $7,669    $6,892
==========================================================================

Revenues by business segment:
Telecommunications Equipment        $3,200      $4,483    $7,607    $6,892
IP Telephony Services                   55           -        62         -
--------------------------------------------------------------------------
Consolidated revenues               $3,255      $4,483    $7,669    $6,892
==========================================================================

      Equipment Sales. End user equipment sales for the three months ended June 30, 2006 decreased by $1,271,000 or 35% from the comparable 2005 period, of which $935,000 or 74% of the decrease was attributable to lower systems sales, with the balance of the shortfall attributable to lower parts sales. The comparable prior year period included a $500,000 system sale to one customer. End user equipment sales for the six months ended June 30, 2006 increased by $182,000 or 3% over the comparable 2005 period, as a result of a $208,000 increase in system sales, offset by a $26,000 decline in parts sales. During the three and six months ended June 30, 2006, OIPV Corp. generated $19,000 in equipment sales. The telecommunications equipment business has become extremely price-competitive, especially among the larger businesses. Equipment has become more of a "commodity" business and less of a "value-added" business, and has therefore become more prone to price-shopping by customers. This situation has affected our sales levels, and we expect that this business environment will continue. Since March 2005, we have increased our focus on capturing more market share in the small-to-medium - sized business ("SMB") marketplace in order to generate incremental equipment sales revenues. Sales growth in the SMB sector has contributed to our year-to-date 2006 growth in equipment sales.

      Services revenue for the three months ended June 30, 2006 increased by $160,000 or 38% over the comparable 2005 period, attributable primarily to a $123,000 increase in the legacy telecommunications business installation revenues, and $35,000 of hosted and network service revenues generated by OIPV Corp. Services revenue for the six months ended June 30, 2006 increased by $570,000 or 81% over the comparable 2005 period, attributable primarily to a $532,000 increase in the legacy telecommunications business installation revenues, and $40,000 of hosted and network service revenues generated by OIPV Corp. An increase or decrease in installation revenues, however, does not always coincide with the reported increase or decrease in system sales since installations may occur in different periods than the related system sale.

      Other revenue for the three months ended June 30, 2006 decreased by $147,000 or 43% from the comparable 2005 period, primarily attributable to a $135,000 decrease in commissions earned on Avaya maintenance contract sales. Other revenue for the six months ended June 30, 2006 decreased by $51,000 or 10% from the comparable 2005 period, primarily attributable to a $72,000 decrease in commissions earned on Avaya maintenance contract sales. In the sale of Avaya maintenance contracts, the Company receives a one-time commission, and all of the equipment service obligations are borne entirely by Avaya.

      Cost of Revenues and Gross Profit. Total cost of revenues for the three months ended June 30, 2006 was $2,544,000, a decrease of $603,000 or 19% from the comparable 2005 period. The gross profit for the three months ended June 30, 2006 was $711,000, a decrease of $625,000 or 47% from the comparable 2005 period. As a percentage of revenue, the overall gross profit margin was 22% for 2006, compared to 30% for the comparable 2005 period. Total cost of revenues for the six months ended June 30, 2006 was $5,713,000, an increase of $911,000 or 19% from the comparable 2005 period. The gross profit for the six months ended June 30, 2006 was $1,956,000, a decrease of $134,000 or 6% from the comparable 2005 period. As a percentage of revenue, the overall gross profit margin was 26% for 2006, compared to 30% for the comparable 2005 period.

Gross profit by business segment is as follows (in thousands):

                                 Three months ended   Six months ended
                                      June 30,            June 30,
                                 ------------------   ----------------
                                  2006       2005       2006     2005
                                 -----      ------    ------    ------
Telecommunications Equipment:
  Gross profit                   $ 781      $1,336    $2,115    $2,090
  Percent of revenues               24%         30%       28%       30%
IP Telephony Services:
  Gross profit (loss)              (70)          -      (159)        -
  Percent of revenues             (128)%         -      (257)%       -
                                 -----      ------    ------    ------
Consolidated:
  Gross profit                   $ 711      $1,336    $1,956    $2,090
  Percent of revenues               22%         30%       26%       30%
                                 -----      ------    ------    ------

      The overall gross margin was adversely impacted by a $70,000 and $159,000 negative gross profit recorded by the IP Telephony Services business segment (OPIV Corp.) during the three and six months ended June 30, 2006, respectively. This segment, which commenced sales operations in January 2006, has not currently generated enough business volume to cover its network operating costs.

      Gross Profit Margins on Equipment Sales. For the three months ended June 30, 2006, the gross profit margin on equipment sales decreased to 23% from 28% in 2005. The decline is attributable to lower profit margins on both end user parts and systems sales. For the six months ended June 30, 2006, the gross profit margin on equipment sales decreased to 27% from 29% in 2005. The decline is attributable to lower profit margins on end user parts sales. Profit margins on system sales were the same as the prior year period, due in part to increased sales to the SMB marketplace at higher average profit margins than we generate from sales to large, "Enterprise level" companies. The telecommunications equipment business has become extremely price-competitive, especially among the larger businesses. Equipment has become more of a "commodity" business and less of a "value-added" business, and has therefore become more prone to price-shopping by customers, which has had a negative impact on profit margins. We expect that this business environment will continue.

      Gross Profit Margins on Services and Other Revenue. For the three months ended June 30, 2006, the Company recorded an overall 29% profit margin on its combined services and other revenue, compared with a 58% profit margin recorded in the comparable 2005 period. Excluding the negative profit margin generated by OIPV Corp, as further described below, the profit margin for 2006 on services and other revenue was 41%. For the six months ended June 30, 2006, the Company recorded an overall 31% profit margin on its combined services and other revenue, compared with a 54% profit margin recorded in the comparable 2005 period. Excluding the negative profit margin generated by OIPV Corp, as further described below, the profit margin on services and other revenue for the six months ended June 30, 2006 was 41%.

      The gross profit margin on services revenue was 4% for the three months ended June 30, 2006 compared with 31% in the comparable 2005 period. The 2006 profit margin consisted of a 26% profit margin generated by the legacy telecommunications equipment business segment, compared to 31% in the prior year period, offset by a negative profit margin from the IP telephony services business segment (OIPV Corp). OIPV Corp generated $72,000 of hosted and network service costs in excess of its realized revenues during this period, which represented its second quarter of sales operations. The 5 percentage point decline in the legacy telecommunications equipment business segment was attributable to the significant increase in installation revenues at lower profit margins than in the prior year period.

      The gross profit margin on services revenue was 13% for the six months ended June 30, 2006 compared with 31% in the comparable 2005 period. The 2006 profit margin consisted of a 27% profit margin generated by the legacy telecommunications equipment business segment, compared to 31% in the prior year period, offset by a negative profit margin from OIPV Corp. OIPV Corp generated $160,000 of hosted and network service costs in excess of its realized revenues during 2006. The 4 percentage point decline in the legacy telecommunications equipment business segment was attributable to the significant increase in installation revenues at lower profit margins than in the prior year period.

      OIPV Corp's hosted and network service costs, which include its network operations center, facility costs, fees paid to third-party carriers, and depreciation of its network equipment and licenses, currently provide "excess capacity", and as such will continue to have a negative impact on the Company's profit margins until such time as the volume of business generated exceeds these costs.

      The gross profit margin on other revenues was 82% and 81%, respectively during the three and six months ended June 30, 2006, compared with 90% and 87% during the comparable prior year period. Other revenue primarily consists of one-time commissions earned on the sale of Avaya maintenance contracts which generate a 100% profit margin. The decrease in gross profit margin in each current period resulted from lower sales of these maintenance contracts.

      Other Cost of Revenues. Other cost of revenues consist of product handling, purchasing and facility costs and expenses incurred by the telecommunications equipment business segment. They represented approximately 3% of equipment revenues during the three and six months ended June 30, 2006, compared to 4% of equipment revenues during the prior year periods.

      Selling, General and Administrative ("SG&A") Expenses.

      Three months ended June 30, 2006:
      SG&A expenses for the three months ended June 30, 2006 were $2,761,000, an increase of $996,000 or 56% from the comparable 2005 period. SG&A expenses for the three months ended June 30, 2006 were 85% of revenues, compared to

39% of revenues in 2005. Approximately $1,171,000 of SG&A expenses were incurred by, or allocated to, OIPV Corp. in 2006 as compared to $150,000 allocated in 2005. OIPV Corp. was formed in May 2005 and commenced sales operations in January 2006.

      Sales and marketing expenses accounted for $337,000 of the increase in SG&A for the three months ended June 30, 2006, of which $294,000 was attributable to salaries and commissions from the buildout to date of OIPV Corp's sales and marketing team. The Company also recognized $43,000 of non-cash stock option expense from the implementation of the accounting requirements of SFAS 123R, as further described in Note 6 - Stock-Based Compensation.

      General and administrative expenses accounted for $659,000 of the increase in SG&A, of which $428,000 was directly incurred by OIPV Corp. and related to the hiring of management and administrative personnel, office rent and related expenses associated with its national operations center in Denver, Colorado, costs associated with the outsourcing of its billing operations, and other employee-related expenses including insurance, depreciation and business travel. Other items contributing to the increase in SG&A expense during the current quarter of 2006 include increased legal and investor relations fees, and project consulting fees related to development of web-based training materials. The increase in SG&A includes $53,000 of non-cash stock option expense as referred to above.

      Six months ended June 30, 2006:
      SG&A expenses for the six months ended June 30, 2006 were $5,375,000, an increase of $2,227,000 or 71% from the comparable 2005 period. SG&A expenses for the six months ended June 30, 2006 were 70% of revenues, compared to 46% of revenues in 2005. Approximately $2,058,000 of SG&A expenses were incurred by, or allocated to, OIPV Corp. in 2006 as compared to $243,000 allocated in 2005.

      Sales and marketing expenses accounted for $1,117,000 of the increase in SG&A for the six months ended June 30, 2006, of which $599,000 was attributable to salaries and commissions from the buildout to date of OIPV Corp's sales and marketing team, and $329,000 was attributable to salaries and commissions associated with the legacy telecommunications equipment sales team. The remaining $189,000 increase in sales and marketing expenses were primarily attributable to product marketing, training and travel expenses incurred by OIPV Corp. in the development of its product materials and business partners. The increase in sales and marketing expenses includes $82,000 of non-cash stock option expense.

      General and administrative expenses accounted for $1,110,000 of the increase in SG&A, of which $654,000 was directly incurred by OIPV Corp related to the hiring of management and administrative personnel, office rent and related expenses associated with its national operations center in Denver, Colorado, costs associated with the outsourcing of its billing operations, and other employee-related expenses including insurance, depreciation and business travel. Other items contributing to the increase in SG&A expense during the current six-month period include increased legal and investor relations fees, and project consulting fees related to development of web-based training materials. The increase in general and administrative expenses includes $97,000 of non-cash stock option expense as referred to above. Included in general and administrative expense in 2005 was $84,000 of expense related to the early termination of the Company's credit facility with BACC.

      We expect our SG&A expenses to increase as we continue the infrastructure development and deployment of our OIPV Corp. product offerings.

      OTHER INCOME (EXPENSE). Other income (expense) for the three and six months ended June 30, 2006 was $4,249,000 and $1,663,000, respectively, compared with $681,000 and $287,000, respectively, for 2005. The principal components of other income (expense) are as follows.

      Interest Expense:

                                                  Three months ended    Six months ended
                                                        June 30              June 30
                                                  ------------------    ----------------
(In thousands)                                       2006       2005      2006      2005
----------------------------------------------------------------------------------------
Interest expense on outstanding borrowings            $32        $17      $ 76       $25
Amortization of deferred financing costs                9         12        22        12
Amortization of discounts on convertible notes         20         19        47        19
----------------------------------------------------------------------------------------
Total interest expense                                $61        $48      $145       $56
========================================================================================

      The increase in interest expense on outstanding borrowings was primarily attributable to higher average borrowing levels and interest rates under the Company's credit facilities. Amortization of deferred financing costs consists of (i) the amortization of a $335,000 imputed discount on warrants issued to the Laurus and (ii) the amortization of a $117,000 prepaid facility fee in connection with the Laurus revolving credit facility entered into March 31, 2005. These costs are included in deferred financing costs on the Consolidated Balance Sheet, and are being amortized to interest expense over the three-year term of the facility. Amortization of discounts on convertible notes includes
(i) amortization of the imputed discount on the

Laurus Minimum Borrowing Note and Revolving Note (see Note 4), and (ii) for the three and six months ended June 30, 2006 a $(5,092) and $18,128 write-off of the unamortized balance of a discount recorded in valuing warrants issued in connection with the issuance of a $400,000 convertible note which was repaid in full. The discount was originally recorded at $23,220 in the first quarter of 2006, but adjusted to $18,128 upon an amendment to the underlying warrant which reduced its term from 10 to 5 years. Discounts imputed in accounting for the Company's convertible notes and warrants issued to the Laurus Master Fund pursuant to this credit facility, are being amortized to interest expense over their term using the effective interest method.

      Derivative instrument income. The Company recorded income of $4,297,000 and $1,663,000 during the three and six months ended June 30, 2006, respectively, from a reduction in the calculated fair market value of derivative instrument liabilities arising from its 2006 private placements of convertible debt, convertible Series A preferred stock and associated common and preferred stock warrants, as well as from its Laurus convertible notes and issued free-standing warrants. The Company recorded income of $681,000 and $287,000 during the three and six months ended June 30, 2005, respectively, from derivative instrument liabilities arising from its Laurus convertible notes and issued free-standing warrants. The recording of derivative income resulted from the decline in the fair market value of such derivative instrument liabilities from their inception to the end of each reporting period due to a decline in the market value of the Company's common stock. Income or losses generated from these derivative liabilities principally arise from changes in the fair market value of the Company's common stock price during each reporting period, as the Company is required to record "mark-to-market" adjustments to the value of its derivative liabilities. These "mark-to-market" adjustments are non-cash, with no impact on liquidity.

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

LIQUIDITY AND CAPITAL RESOURCES

      Working capital, defined as current assets less current liabilities, was $80,000 at June 30, 2006, compared to a deficiency of ($568,000) at December 31, 2005. The working capital ratio was 1.02 to 1 at June 30, 2006, compared to .88 to 1 at December 31, 2005. Working capital at June 30, 2006 included a $618,000 non-cash derivative instrument liability related to the Company's convertible revolving credit facility which was recorded in current liabilities. Similarly, the working capital deficiency at December 31, 2005 included a $385,000 non-cash derivative instrument liability related to the Company's convertible revolving credit facility. Excluding the effect on working capital resulting from the derivative instrument liabilities, working capital otherwise improved by $881,000 from December 31, 2005 attributable to proceeds received from the issuance of a $1,000,000 convertible note, and from the sale of Series A preferred stock as further described below.

      Operating activities used $3,285,000 during the six months ended June 30, 2006, compared to using $830,000 in the comparable 2005 period. Net cash used by operating activities in 2006 consisted of a net loss of $1,896,000 plus non-cash items credited to income aggregating $1,222,000, and net cash used by changes in operating assets and liabilities of $167,000. The non-cash items included $1,663,000 of net unrealized gains arising from the net decrease in value of the Company's derivative instrument liabilities, as more fully presented in Notes 1 and 5. The operations of the Company's wholly-owned subsidiary, OIPV Corp. accounted for approximately $2.2 million of the use of cash from operating activities arising from a $2.2 million net loss for the current period.

      Investing activities used $188,000 during the six months ended June 30, 2006, compared to $18,000 in 2005. Net cash used by investing activities in 2006 and 2005 consisted of capital expenditures. Capital expenditures during 2006 were principally for the purchase of network equipment and software in connection with OIPV Corp's continuing build out of its IP telephony platform, and for computer and office equipment to support our expanded personnel levels. Pursuant to our loan agreement with Laurus, we may obtain external financing on capital expenditures of up to $500,000 in any fiscal year period before requiring Laurus's prior approval.

      Financing activities provided $3,983,000 during the six months ended June 30, 2006, principally from net proceeds of $913,000 from the issuance of a $1 million convertible note and net proceeds of $2,991,000 from the sale of Series A preferred stock.

      The Company is not currently generating sufficient cash flow from operations to cover the operating costs of both our legacy telecommunications business and OIPV Corp, and we are highly dependent upon our current credit facility and generating cash through offerings of Company securities in order to sustain current operating levels. As of June 30, 2006 the Company's borrowing availability under the revolving loan portion of the Laurus credit facility was only $20,000. Our borrowing availability has been negatively impacted by (i) lower sales volume than expected; (ii) $1.1 million of "ineligible" accounts receivable by formula - primarily represented by accounts that are over 90 days old; and (iii) continuing negative cash flow from operating and investing activities.

      During the period January through April of 2006, the Company completed several private placements of convertible debt and equity securities, raising approximately $3.9 million, for use in its current business and the working capital requirements of OIPV Corp. Refer to Notes 7 and 8 of the Notes to Consolidated Financial Statements contained herein, for a description of the material terms of these financing transactions. To summarize:

      * On January 30, 2006, the Company issued a $400,000 Convertible Promissory Note and a Warrant to purchase 22,047 shares of common stock to an affiliate of the placement agent, pursuant to a Convertible Promissory Note and Purchase Agreement. This note was subsequently repaid in full, with interest, on February 8, 2006.

      * On February 8, 2006, the Company issued a $1,000,000 Principal Amount Convertible Promissory Note (the "Sotomar Note") to Sotomar - Empreendimentos Industriais e Imobiliarios, SA (the "Holder") pursuant to a Convertible Note and Warrant Purchase Agreement (the "Purchase Agreement") of even date. The proceeds received by the Company, net of $80,000 placement agent fees and $6,909 of expenses, amounted to $913,091. Pursuant to the terms of the Sotomar Note, as a result of the sale of Units described below, on February 17, 2006 the Sotomar Note, together with interest accrued thereon, converted into 58,970 shares of Series A Preferred Stock.

      * On February 17, 2006, March 17, 2006 and April 17, 2006 the Company sold an aggregate of 200,456 Unit shares of Series A Preferred Stock to several accredited investors (the "Investors") at a price of $17.00 per Unit. Each Unit consists of (i) one share of the Company's Series A Preferred Stock, $.001 par value per share, and (ii) a Warrant to purchase five shares of the Company's Common Stock, par value $.001 per share, at an exercise price of $2.125 per share (the Series A Preferred Stock and the Warrant together "Securities"). The proceeds received by the Company, net of $272,634 placement agent fees and $144,156 expenses incurred by the Company's placement agent, were $2,991,071.

      Significant amounts of additional external financing will be required in order to sustain current operations and for the further development of the OIPV Corp IP telephony business to the operating levels anticipated by management. At a Special Meeting of the Stockholders of the Company, held December 16, 2005, the Company received shareholder approval to conclude one or a series or combination of private offerings to investors of the Company's Securities, and a secondary offering to the public of Common Stock, in the range of approximately $6,000,000 to $26,000,000 (exclusive of any securities which may be sold upon exercise of any overallotment options). No assurances can be given, however, that we will continue to be successful in raising cash through securities offerings, since they are dependent upon, among other factors, the market conditions prevailing during the offering periods. In order to conclude such additional financing, we may also need to demonstrate improved operating performance.

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


                           PART II. OTHER INFORMATION.

ITEM 1.   LEGAL PROCEEDINGS

      None.

ITEM 1A.  RISK FACTORS

      The discussion included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 under the subheading "Risk Factors" is still considered current and applicable, and is hereby incorporated into this Quarterly Report on Form 10-Q.


ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The Company hereby incorporates by reference the information contained in Current Reports on Form 8-K filed with the Securities and Exchange Commission on the following dates: February 14, 2006, February 24, 2006, March 21, 2006 and April 21, 2006. In connection with the reported transactions, the Company's placement agent received aggregate cash fees of $272,634, and warrants to purchase shares of common stock and Series A preferred stock as described in the aforementioned Current Reports and in Notes 7 and 8 of the Notes to Consolidated Financial Statements contained herein.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.   OTHER INFORMATION

      None.

ITEM 6.   EXHIBITS:

      The following documents are filed as Exhibits to this Quarterly Report on Form 10-Q:

         3.1 Certificate of Amendment of Certificate of Incorporation of the Company dated July 19, 2006.

        10.1 Asset Purchase Agreement effective as of July 3, 2006 with Rhyne Communications, Inc., Rhyne Capital Corporation and Henry Delgado.

        31.1 Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        31.2 Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2 Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the un dersigned thereunto duly authorized.

                                       ONE IP VOICE, INC.


Dated:  August 14, 2006                /s/ Jean-Marc Stiegemeier
                                       ----------------------------------------
                                       Jean-Marc Stiegemeier
                                       Chief Executive Officer, President


Dated:  August 14, 2006                /s/ Robert G LaVigne
                                       ----------------------------------------
                                       Robert G. LaVigne
                                       Executive Vice President,
                                       Chief Financial Officer