Form 10-Q
period 2006-09-30
ONE IP VOICE, INC.
filed 2006-11-20
CIK 804331

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the quarterly period ended September 30, 2006

                                       or

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

As of October 30, 2006, the registrant had 4,483,539 shares of its $0.001 par value Common Stock outstanding.

                                            TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
                                                                                                    Page
                                                                                                    ----
ITEM 1.   FINANCIAL STATEMENTS (Unaudited)
          Consolidated Balance Sheets - September 30, 2006 and December 31, 2005                      3
          Consolidated Statements of Operations - Three and Nine Months Ended
          September 30, 2006 and 2005                                                                 4
          Consolidated Statement of Changes in Stockholders' Deficiency -
          Nine Months Ended September 30, 2006                                                        5
          Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2006 and 2005       6
          Notes to Consolidated Financial Statements                                                  7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                                        24

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                 31

ITEM 4.   CONTROLS AND PROCEDURES                                                                    31

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                                          31

ITEM 1A.  RISK FACTORS                                                                               32

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                                32

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                                            32

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                        32

ITEM 5.   OTHER INFORMATION                                                                          33

ITEM 6.   EXHIBITS                                                                                   33

SIGNATURES                                                                                           34

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                                               ONE IP VOICE, INC.
                                     (f/k/a Farmstead Telephone Group, Inc.)
                                           CONSOLIDATED BALANCE SHEETS

                                                                                  September 30,     December 31,
(In thousands)                                                                             2006             2005
----------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                         $    325          $    222
  Accounts receivable, net                                                             2,297             3,125
  Inventories, net                                                                       924               723
  Other current assets                                                                   126               281
----------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                   3,672             4,351

Property and equipment, net                                                              742               615
Deferred financing costs                                                                 458               535
Other assets                                                                             328               103
----------------------------------------------------------------------------------------------------------------
Total Assets                                                                        $  5,200          $  5,604
----------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable                                                                  $  3,863          $  3,105
  Accrued expenses and other current liabilities                                         610               539
  Current portion of convertible debt, net of unamortized discount (Note 4)            1,176               860
  Derivative financial instruments (Note 5)                                              435               385
  Current portion of long-term debt (Note 3)                                              59                30
----------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                              6,143             4,919

Postretirement benefit obligation                                                        825               719
Convertible debt, net of unamortized discount  (Note 4)                                    1                 8
Derivative financial instruments (Note 5)                                              1,874               406
Long-term debt (Note 3)                                                                  102                49
----------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                      8,945             6,101
----------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Redeemable convertible preferred stock, Series A (Note 7)                                200                 -

Stockholders' Deficiency:
  Common stock, $0.001 par value; 30,000,000 shares authorized; 4,308,219 and
  3,817,132 shares issued and outstanding at September 30, 2006 and December
  31, 2005, respectively                                                                   4                 4
  Common stock to be issued (Note 15)                                                     56                 -
  Additional paid-in capital                                                          13,388            13,249
  Accumulated deficit                                                                (17,383)          (13,734)
  Accumulated other comprehensive loss                                                   (10)              (16)
----------------------------------------------------------------------------------------------------------------
Total Stockholders' Deficiency                                                        (3,945)             (497)
----------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficiency                                      $  5,200          $  5,604
================================================================================================================

                          See accompanying notes to consolidated financial statements.


                                         ONE IP VOICE, INC.
                              (f/k/a Farmstead Telephone Group, Inc.)

                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)

                                                         For the Three           For the Nine
                                                         Months Ended            Months Ended
                                                         September 30,           September 30,
                                                      -------------------     -------------------
(In thousands, except loss per share amounts)            2006        2005        2006        2005
-------------------------------------------------------------------------------------------------

Revenues:
  Equipment                                           $ 2,324     $ 3,890     $ 8,270     $ 9,578
  Services and other revenue                              597         917       2,320       2,121
-------------------------------------------------------------------------------------------------
  Total revenues                                        2,921       4,807      10,590      11,699
Cost of Revenues:
  Equipment                                             1,815       2,887       6,150       6,901
  Services and other revenue                              478         573       1,669       1,128
  Other cost of revenues                                  147         108         334         341
-------------------------------------------------------------------------------------------------
  Total cost of revenues                                2,440       3,568       8,153       8,370
-------------------------------------------------------------------------------------------------
Gross profit                                              481       1,239       2,437       3,329
Selling, general and administrative expenses            2,902       1,885       8,277       5,033
-------------------------------------------------------------------------------------------------
Operating loss                                         (2,421)       (646)     (5,840)     (1,704)
-------------------------------------------------------------------------------------------------
Other income (expense):
  Interest expense                                        (76)        (55)       (221)       (111)
  Derivative instrument income (expense) (Note 1)         740      (1,949)      2,403      (1,662)
  Other income                                              5           3          20           7
-------------------------------------------------------------------------------------------------
  Total other income (expense)                            669      (2,001)      2,202      (1,766)
-------------------------------------------------------------------------------------------------
Loss before income taxes                               (1,752)     (2,647)     (3,638)     (3,470)
Provision for income taxes                                  1           1          11           8
-------------------------------------------------------------------------------------------------
Net loss                                               (1,753)     (2,648)     (3,649)     (3,478)
Accretion of discount on preferred stock                  (23)          -         (49)          -
-------------------------------------------------------------------------------------------------
Net loss attributable to common stockholders          $(1,776)    $(2,648)    $(3,698)    $(3,478)
=================================================================================================

Net loss per common share:
  Basic and diluted                                   $  (.42)    $  (.75)    $  (.92)    $ (1.02)
Weighted average common shares outstanding:
  Basic and diluted                                     4,204       3,511       4,022       3,398
=================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                     ONE IP VOICE, INC.
                                           (f/k/a Farmstead Telephone Group, Inc.)

                                            CONSOLIDATED STATEMENT OF CHANGES IN
                                                  STOCKHOLDERS' DEFICIENCY
                                                         (UNAUDITED)
                                        For the Nine Months Ended September 30, 2006

                                                             Common                                 Accumulated
                                                              Stock     Additional       Accum-      Other Com-
                                         Common Stock         to be        Paid-in       ulated      prehensive
                                       Shares     Amount     Issued        Capital      Deficit            Loss       Total
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005            3,817         $4        $ -        $13,249     $(13,734)           $(16)    $  (497)
Net loss                                    -          -          -              -       (3,649)              -      (3,649)
Amortization of pension liability
 adjustment                                 -          -          -              -            -               6           6
                                                                                                                    -------
Comprehensive loss                                                                                                   (3,643)
Stock-based compensation                    -          -          -            330            -               -         330
Common stock issued under stock
 option and stock purchase plans           43          -          -             52            -               -          52
Shares issued upon conversion of
 Laurus debt                              388          -          -            298            -               -         298
Value of Warrants issued to
 investors for notes payable                -          -          -            852            -               -         852
Costs and expenses in connection
 with issuance of convertible
 note and Series A preferred
 stock                                      -          -          -           (507)           -               -        (507)
Value of warrants for preferred
 and common stock issued to
 placement agent in connection
 with issuance of convertible
 note and Series A preferred stock          -          -          -           (710)           -               -        (710)

Excess of fair value of Series A
 investor  warrants over
 allocated proceeds                         -          -          -           (203)           -               -        (203)

Common stock issued in connection
 with purchase of assets                   50          -          -             61            -               -          61
Common stock issued to consultant
 for services                              10          -          -             15            -               -          15
Common stock to be issued to
 placement agent                            -          -         56              -            -               -          56
Accretion of discount on Series A
 preferred stock                            -          -          -            (49)           -               -         (49)
---------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2006           4,308         $4        $56        $13,388     $ 17,383            $(10)    $(3,945)
===========================================================================================================================

                                See accompanying notes to consolidated financial statements.

                                     ONE IP VOICE, INC.
                           (f/k/a Farmstead Telephone Group, Inc.)

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                    For the Nine Months Ended September 30, 2006 and 2005

(In thousands)                                                             2006         2005
--------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                              $(3,649)     $(3,478)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Provision for doubtful accounts receivable                               27           27
    Provision for losses on inventories                                      36           30
    Depreciation and amortization of property and equipment                 166           81
    Amortization of deferred financing costs                                 77           47
    Amortization of discounts on convertible notes                           64           43
    Amortization of acquired customer contracts                               9            -
    (Gain) loss on derivative instruments                                (2,403)       1,662
    Stock-based compensation expense                                        330            -
    Value of common stock issued for services                                15            -
    Decrease in accumulated other comprehensive loss                          6            6
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable                              801       (2,172)
    (Increase) decrease in inventories                                     (237)         252
    Decrease in other assets                                                 87          270
    Increase in accounts payable                                            758        2,013
    Increase in accrued expenses and other current liabilities               71          166
    Increase in postretirement benefit obligation                           106           95
--------------------------------------------------------------------------------------------
    Net cash used in operating activities                                (3,736)        (958)
--------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Cash paid in asset acquisition                                            (15)           -
  Purchases of property and equipment                                      (215)        (320)
--------------------------------------------------------------------------------------------
    Net cash used in investing activities                                  (230)        (320)
--------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Repayment of BACC revolving loan advances                                   -         (179)
  Borrowings under Laurus revolving loan facility                           144        1,618
  Proceeds from issuance of convertible note, net                           913            -
  Proceeds from issuance of Series A preferred stock, net                 2,991            -
  Deferred financing costs                                                    -         (272)
  Repayment of long-term debt and capital lease obligations                 (31)         (17)
  Proceeds from exercise of stock options and employee
   stock purchases                                                           52           97
--------------------------------------------------------------------------------------------
    Net cash provided by financing activities                             4,069        1,247
--------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                        103          (31)
Cash and cash equivalents at beginning of period                            222          217
--------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                              $   325      $   186
============================================================================================


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                            $   115      $    46
    Income taxes                                                              2            2

Supplemental disclosure of non-cash financing and
 investing activities:
  Purchase of equipment under capital lease                                  59           56
  Net assets acquired from Rhyne                                             76            -
  Fair value of shares issued for net assets acquired from Rhyne             61            -
  Common stock issued upon Laurus minimum borrowing
   note conversions                                                         298          732
  Discount on warrants issued to Laurus                                       -          335
  Warrants issued to investors in connection with convertible notes         852            -
  Preferred shares issued on conversion of convertible note                 628            -
  Warrants issued to placement agent in connection with
   issuance of convertible notes and preferred shares                       710            -
  Fair value of Series A preferred shares and warrants issued
   to investors                                                           3,460            -
  Discounts on issuance of convertible debt                                   -        1,094

                See accompanying notes to consolidated financial statements.

                               ONE IP VOICE, INC.
                    (f/k/a Farmstead Telephone Group, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION, BUSINESS OPERATIONS, AND SIGNIFICANT ACCOUNTING
   POLICIES

Basis of Presentation

      The consolidated financial statements presented herein consist of the accounts of One IP Voice, Inc., formerly known as Farmstead Telephone Group, Inc., and its wholly-owned subsidiaries. The accompanying consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial statements. The consolidated financial statements contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not purport to represent realizable or settlement values. In the Company's opinion, the unaudited interim consolidated financial statements and accompanying notes reflect all adjustments, consisting of normal recurring adjustments that are necessary for a fair statement of results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be experienced for the entire fiscal year. This Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Corporate Name Change: Effective July 19, 2006 Farmstead Telephone Group, Inc. changed its corporate name to "One IP Voice, Inc.". Concurrently, the Company's wholly-owned subsidiary, One IP Voice, Inc., changed its corporate name to "OIPV Corp.". In the discussions that follow, the business conducted by One IP Voice, Inc. is also referred to as the

"Telecommunications equipment business", or the "legacy business"; the business conducted by OIPV Corp. is also referred to as the "IP telephony business".

Use of Estimates
      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures in the consolidated financial statements. Actual results could differ from those estimates. Estimates are used in accounting for the allowances for uncollectible receivables, inventory obsolescence, depreciation, taxes and contingencies, among others. Estimates are also used in determining product sales returns, which are reflected as reductions to revenues. Estimates are also made with regard to the identification and valuation of derivative instruments, the amortization periods for debt issuance costs, and the amortization of discounts on convertible securities arising from bifurcated derivative instruments. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

      During the three and nine months ended September 30, 2006, we recorded derivative instrument income of $740,000 and $2,403,000 respectively, as compared to derivative instrument expense of $(1,949,000) and $(1,662,000) for the respective three and nine months ended September 30, 2005. The recording of derivative instrument income during 2006 resulted from the decline in the calculated fair market value of derivative instrument liabilities, primarily attributable to a decline in the market value of the Company's common stock. The recording of derivative instrument expense during 2005 resulted from the increase in the calculated fair market value of derivative instrument liabilities, primarily attributable to an increase in the market value of the Company's common stock. These "mark-to-market" adjustments are non-cash, with no impact on liquidity.

Business Operations and Going Concern Issues

      As presented in the accompanying consolidated financial statements, the Company incurred operating losses of $2,421,000 and $5,840,000 for the three and nine months ended September 30, 2006, as compared to operating losses of $646,000 and $1,704,000 for the three and nine months ended September 30, 2005. Approximately $1,248,000 and $3,465,000 of the operating losses reported for the three and nine months ended September 30, 2006, and $243,000 and $486,000 of the operating losses reported for the three and nine months ended September 30, 2005 were attributable to the operations of the Company's wholly-owned subsidiary, OIPV Corp. ("OIPV"). In May 2005, OIPV was formed to provide carrier-based VoIP telephony solutions along with network services. Its primary target market is the small-to-medium sized business ("SMB") market, which the Company and independent sources believe is the fastest growing segment of the telecommunications systems business. OIPV's product offerings include Hosted IP Centrex and IP Trunking services, bundled with private OIPV "last mile" connectivity on a national basis, long distance calling, On Net calling, local area calling, 911 capabilities and Wide Area Network ("WAN") voice and data connectivity. In January 2006, the Company launched the national marketing of OIPV's products and services; however revenues generated to date have been insufficient to cover its operating costs, and operating losses are expected to continue into 2007. During the last three months of 2005 and the first nine months of operations in 2006, OIPV completed the installation and interoperability testing of its feature server in Denver as well as the installation of its test lab and network operations center. In addition, during 2006 it has additionally accomplished the following:

      o Signed a wholesale agreement with an additional tier 1 carrier that expands our coverage and lowers PSTN costs thereby improving margins. Negotiations are underway with additional carriers to further that process;

      o Signed an agreement with the leading e911 provider to give us increased flexibility to tailor carrier offerings for each customer and still provide mandated service;

      o Signed distribution agreements with several organizations that give us endorsed access to over 400 independent dealers and 1200 agents to market our offerings;

      o     Sold, provisioned and billed installations in 11 states;

      o Signed over 100 independent business partners that provide over 300 sales personnel representing our products.

      Staff build-out continues in Denver to develop and deploy additional offerings demanded in this emerging market.

      The remaining operating losses are attributable to the Company's legacy telecommunications equipment business which has been negatively impacted by declining revenues and profit margins. Management is currently optimistic that this division's fourth quarter revenues will improve over current levels. Management is currently seeking an acquisition or merger opportunity as a means to significantly grow this division's revenues and return it to profitability through consolidation economies in operating costs. As of September 30, 2006, the Company had a negative net worth of $3,945,000 and a working capital deficiency of $2,471,000 ($2,036,000 excluding non-cash derivative instrument liabilities). The Company continues to experience negative cash flows from operations, which were anticipated by management in its continuing buildout of OIPV's IP telephony business and plan to become a major player in an emerging growth marketplace. As a result, the Company continues to be dependent upon its revolving credit facility and raising cash from private and public placements of debt and equity in order to fund its business and business development plans. These conditions raise substantial uncertainties about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as, and when, required, to generate sufficient operating revenue and ultimately to attain profitability.

      Management's plans for the Company include raising additional capital by the end of the current year through the issuance of debt and equity securities, implementing cost reduction measures, negotiating payment arrangements with key suppliers, seeking an acquisition or merger for its legacy telecommunications business division, and continuing the buildout of OIPV's IP telephony business.

      On September 11, 2006, the Company reached an agreement with its principal Avaya product supplier, under which the supplier agreed to forbear on the collection of past due accounts payable totaling approximately $1.5 million ("Forbearance Amount") until the first occurrence of the closing and funding of a follow-on offering of securities or December 1, 2006. In connection with this agreement, the Company received a new credit limit of $250,000 to support ongoing purchase requirements. The Forbearance Amount represented 39% of the Company's accounts payable at September 30, 2006.

      As of September 30, 2006 the Company's borrowing availability under the revolving loan portion of the Laurus credit facility was $296,000. As further described in Note 14, on October 17, 2006, the Company and Laurus executed and entered into an Amendment and Forbearance Agreement, and related documents, pursuant to which among other things Laurus was issued a Secured Demand Note for a principal amount of up to $1,000,000 (the "New Note"). On October 18, 2006, the Company was advanced $500,000 under the New Note. Further advances under the New Note, up to an additional $500,000, are contingent upon the Company obtaining additional financing from other sources. The Amendment and Forbearance Agreement includes requirements that the Company raise a minimum of $750,000 in bridge financing by December 1, 2006, and delivers to Laurus by December 25, 2006 a fully executed term sheet setting forth the terms, conditions and pricing of the Company's proposed follow-on securities offering.

      On September 7, 2006, the Company engaged the services of C.P. Baker Securities, Inc., to assist the Company in securing up to $3 million in bridge financing. On September 15, 2006, the Company engaged the services of Stonegate Securities, Inc. to act as placement agent on a follow-on offering of securities of at least $10 million. No assurances can be given, however that we will be able to raise sufficient amounts of cash on a timely basis or, if so, whether the terms of any such transaction will be advantageous to us. In the event that we are successful in negotiating an agreement with one or more investors, it is likely that we will be required to issue a significant number of shares of Common Stock, or other securities convertible or exercisable into shares of Common Stock, which would result in very significant dilution to our present stockholders. In the event that we are unable to meet the above-described December 1, 2006 commitments with our key supplier and Laurus, we would need to renegotiate said agreements. A default condition under these agreements could result in a demand for repayment, which the Company wouldn't be able to satisfy out of its currently available cash resources.

      For additional discussion on the Company's financing plans, operating results and financial condition, refer to Note 14 - Subsequent Events, and Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, contained herein.

2. SUPPLEMENTARY FINANCIAL INFORMATION

Balance Sheet Information

                                                       September 30,     December 31,
(In thousands)                                                  2006             2005
-------------------------------------------------------------------------------------

ACCOUNTS RECEIVABLE, NET: (1)
Trade accounts receivable                                    $ 2,127          $ 2,815
Less: allowance for doubtful accounts                            (95)             (75)
                                                             -------          -------
Trade accounts receivable, net                                 2,032            2,740
Other receivables                                                265              385
                                                             -------          -------
Accounts receivable, net                                     $ 2,297          $ 3,125
                                                             =======          =======

INVENTORIES, NET: (2)
Finished goods and spare parts                               $   868          $ 1,136
Work in process                                                  176              202
Rental equipment                                                   8               12
                                                             -------          -------
                                                               1,052            1,350
Less: reserves for excess and obsolete inventories              (128)            (627)
                                                             -------          -------
Inventories, net                                             $   924          $   723
                                                             =======          =======

PROPERTY AND EQUIPMENT, NET:
Computer and office equipment                                $ 1,173          $ 1,065
IP network equipment and licenses                                472              391
Furniture and fixtures                                           303              288
Leasehold improvements                                           171              171
Capitalized software development costs                            98               98
Automobiles                                                       78               50
Leased property and equipment under capital lease                115               56
                                                             -------          -------
                                                               2,410            2,119
Less: accumulated depreciation and amortization               (1,668)          (1,504)
                                                             -------          -------
Property and equipment, net                                  $   742          $   615
                                                             =======          =======

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:
Salaries, commissions and benefits                           $   359          $   296
Legal fees and expenses                                          107              104
State and local taxes                                             18               36
Customer deposits and unearned revenue                            42               30
Employee Stock Purchase Plan deposits                              2               28
Other                                                             82               45
                                                             -------          -------
Accrued expenses and other current liabilities               $   610          $   539
                                                             =======          =======

(1) Other receivables primarily consist of commissions, rebates and other dealer incentives due from Avaya and are recorded in the consolidated financial statements when earned.


(2)   Work in process consists of used equipment requiring repair or refurbishing.
      The amounts shown in this table for December 31, 2005 for finished goods and spare parts, and for the reserves for excess and obsolete inventories reflect a correction of a typographical error in the consolidated financial statements included in the Form 10-K for the year ended December 31, 2005. The amounts originally reported were $947 and ($438), respectively. This correction had no effect on the net reported value.

3. DEBT OBLIGATIONS

                                    September 30,       December 31,
(In thousands)                               2006               2005
--------------------------------------------------------------------
Installment purchase note                     $34                $40
Payment obligation to Rhyne                    49                  -
Obligations under capital lease                78                 39
--------------------------------------------------------------------
                                              161                 79
Less: current portion                         (59)               (30)
--------------------------------------------------------------------
Long-term debt obligations                   $102                $49
====================================================================

      Installment Purchase Note:
      The Company is financing an automobile through a $50,056, 3.75% note payable to a finance company. The note is payable in 38 monthly installments of $799, with a final payment of $24,236 on January 7, 2008.

      Payment obligation to Rhyne:
      In connection with an Asset Purchase Agreement entered into on July 3, 2006 with Rhyne Communications, Inc., Rhyne Capital Corporation ("RCC") and Mr. Henry Delgado (the sole owner of these companies) (collectively "Rhyne"), the Company agreed to assume the installment note payment obligations remaining on four vehicles owned by Rhyne, and utilized by the Company. The notes have remaining terms ranging from 9-36 months as of September 30, 2006.

      Obligations under Capital Lease:
      The Company leases computer equipment and furniture under capital lease obligations, with payment terms ranging from 24 to 36 months. The agreements contain a $1.00 purchase option at the end of the lease term. The effective interest rate on the lease obligations range from 10.4 to 13%.

4. CONVERTIBLE DEBT

                                                       September 30,     December 31,
(In thousands)                                                  2006             2005
-------------------------------------------------------------------------------------
Borrowing under secured revolving credit  facility
 note, including accrued interest                            $ 1,553           $1,409
Secured convertible Minimum Borrowing Note                        19              423
Less: unamortized discount attributable to the
 revolving credit facility note                                 (377)            (549)
Less: unamortized discount attributable to the
 Minimum Borrowing Note                                          (18)            (415)
-------------------------------------------------------------------------------------
Convertible debt, net of unamortized discounts                 1,177              868
Less: current portion                                         (1,176)            (860)
-------------------------------------------------------------------------------------
Convertible debt, net of unamortized discounts               $     1           $    8
=====================================================================================

      On August 15, 2006 the Company and the Laurus Master Fund. LTD. ("Laurus") executed an Amendment to the Secured Convertible Minimum Borrowing Note Series B dated September 2, 2005 (the "Note") issued to Laurus. The Amendment reduced the fixed conversion price on $160,000 of principal on the Note from $1.27 to $0.80. Conversion of the $160,000 Note principal at the reduced fixed conversion price of $0.80 will result in the issuance of 74,016 more shares of common stock than would have been issued under the previous conversion price of $1.27. The purpose of the reduction was to increase the Company's borrowing availability under its revolving credit facility through the conversion of the Note principal from debt to equity. During 2006, $404,000 of debt under the existing Minimum Borrowing Note was converted to 387,500 shares of common stock.

      On October 17, 2006 the Company obtained additional financing from Laurus and further amended certain terms and conditions of its lending agreements. See
Note 14 for further information. As of September 30, 2006, the amount of available borrowings under the revolving portion of the credit facility, pursuant to borrowing formulas, was as follows (in thousands):

Available borrowings supported by collateral base           $ 1,868
Less: amount borrowed under revolving credit facility        (1,553)
Less: amount borrowed under the Minimum Borrowing Note          (19)
                                                            -------
Available to borrow as of September 30, 2006                $   296
                                                            =======

      The average and highest amounts borrowed under the Laurus revolving credit facility during the three months ended September 30, 2006 were approximately $1,600,000 and $2,073,000, respectively. The average and highest amounts borrowed under the Laurus revolving credit facility during the nine months ended September 30, 2006 were approximately $1,479,000 and $2,073,000, respectively. Future required principal repayments under the Minimum Borrowing Note as of September 30, 2006 are: 2006 - $0; 2007 - $0; and 2008 - $19,000.

5. DERIVATIVE FINANCIAL INSTRUMENTS

The following derivative liabilities related to warrants and embedded derivative instruments were outstanding as of September 30, 2006 and December 31, 2005 (in thousands):

                                                                                Value -
                                                                Exercise          Issue      Value-      Value -
Instrument:                                                        Price           date     9/90/06     12/31/05
----------------------------------------------------------------------------------------------------------------
Laurus Minimum Borrowing Note (Note 4)                             $1.27(1)      $  323      $    4        $ 135

Laurus Revolving Note (Note 4)                                      1.27(1)         388         435          385

58,970 shares of Series A preferred stock issued in
connection with convertible note (Notes 7 and 8)                       -            628         256            -

200,456 shares of Series A preferred stock issued in
private placement (Note 7)                                             -          2,340         870            -
----------------------------------------------------------------------------------------------------------------
Fair value of bifurcated embedded derivative instrument
liabilities                                                                                   1,565          520

500,000 common stock warrants issued to Laurus                      1.82(1)         335         156          271

150,000 common stock warrants issued to placement agent in
connection with convertible note (Note 8)                           1.27            197          69            -

1,002,280 common stock warrants issued in private
placement (Note 7)                                                 2.125          1,120         340            -

30,067 preferred stock warrants issued to placement agent
in private placement (Note 7)                                      17.00            345         128            -

150,335 common stock warrants issued to placement agent in
private placement (Note 7)                                         2.125            222          51            -
----------------------------------------------------------------------------------------------------------------
Total derivative financial instruments                                                        2,309          791

Less: amount attributable to the Revolving Note, reported
in current liabilities                                                                         (435)        (385)
----------------------------------------------------------------------------------------------------------------
Derivative financial instruments recorded in non-current
liabilities                                                                                  $1,874        $ 406
================================================================================================================

(1) In connection with the Amendment and Forbearance Agreement entered into with Laurus on October 17, 2006, the exercise price was reset to $0.60.

      The Company uses the Black-Scholes option pricing model to value warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities. In valuing
(i) the Laurus warrants and the embedded conversion option components of Laurus's bifurcated embedded derivative instruments; and (ii) the warrants to acquire common stock issued to the Series A investors and the placement agent, at the time they were issued and at each quarter ending date, we used the following assumptions: market price of our common stock on the date of valuation; an expected dividend yield of 0%; an expected life equal to either the remaining period to the expiration date of the warrants or maturity date of the convertible debt instruments; implied volatility of 65%; and a risk-free rate of return based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the instruments. In valuing the shares of Series A preferred stock issued to investors, as well as the warrants to acquire preferred stock issued to the placement agent, in addition to using the same dividend yield, volatility and rate-of-return assumptions as above, we initially used an expected life of 4.5 years which considered the fact that there is a mandatory conversion option once the market price of the Company's common stock exceeds $5.00 per share for 20 trading days. In valuing these securities as of September 30, 2006, we changed the expected life assumption to
5.3 years, which reflects the remaining period of time to the beginning of the contractual redemption period.

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

      Employee Stock Purchase Plans - The Company also has an employee stock purchase plan ("ESPP") that allows eligible employees to purchase, through payroll deductions, shares of the Company's common stock at a discount from the fair market value of the common stock at specified dates. Employees may withdraw from an offering before the purchase date and obtain a refund of the amounts withheld. In the semi-annual offering period that ended February 2006, the Company amended the terms of the ESPP such that the discount was reduced from 15% to 5% of the market value of the common stock as of the last day of the offering period. This change in the plan resulted in the expense related to the ESPP to be non-compensatory under SFAS 123R. During the nine months ended September 30, 2006 employees purchased 18,900 shares of common stock for $33,642.

      Under SFAS 123R, the Company recognized $151,000 and $330,000 of compensation expense during the three and nine months ended September 30, 2006, which was charged to SG&A expense. The following table details the effect on net loss and loss per share had stock-based compensation expense been recorded for the three and nine months ended September 30, 2005 based on the fair-value method under SFAS 123, "Accounting for Stock-based Compensation" (in thousands, except per share amounts).

                                                          Three Months        Nine Months
                                                                 Ended              Ended
                                                         September 30,      September 30,
                                                                  2005               2005
-----------------------------------------------------------------------------------------
Net income (loss), as reported                                 $(2,648)           $(3,478)
Add: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                        (202)              (441)
-----------------------------------------------------------------------------------------
Pro forma net income (loss)                                    $(2,850)           $(3,919)
Pro forma net income (loss) per share:
  Basic                                                        $  (.81)           $ (1.15)
  Diluted                                                      $  (.81)           $ (1.15)
=========================================================================================

Grant-Date Fair Value
---------------------
      The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair values of options granted were calculated using the following estimated weighted average assumptions:

                                                   Nine Months Ended
                                                     September 30,
                                                 --------------------
                                                 2006            2005
                                                 ----            ----
Risk-free rate of return                          4.8%            4.1%
Expected life of award (years)                    3.8             3.5
Expected dividend yield of stock                    0%              0%
Expected volatility of stock                       65%             55%
Weighted-average fair value                      $.48            $.80

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

Option Plan Activity
--------------------
      A summary of the activity under the Company's stock option plans during the nine months ended September 30, 2006 is as follows (aggregate intrinsic value in thousands):

                                                                                        Weighted
                                                                      Weighted           average
                                                                       average         remaining      Aggregate
                                                         Number       exercise       contractual      intrinsic
                                                      of shares          price      term (years)          value
---------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2005                      2,684,619          $1.45               5.3           $582
Granted                                               1,264,000            .91
Exercised                                               (12,250)           .65
Canceled                                                 (4,500)          1.32
Forfeited                                              (104,000)          1.38
---------------------------------------------------------------------------------------------------------------
Outstanding at September 30, 2006                     3,827,869          $1.28               6.1           $686
===============================================================================================================

Exercisable at September 30, 2006                     2,661,519          $1.42               4.5           $443
Vested or expected to vest at September 30, 2006      3,797,000           1.28               6.1            680

      During the nine months ended September 30, 2006 (i) the weighted-average grant-date fair value of options granted was $.48; (ii) the total intrinsic value of options exercised was $14,000; and (iii) the total fair value of options vested was $345,000. Cash received from stock option exercises during the nine months ended September 30, 2006 was $7,914.

      In September 2006, the Company's Chief Executive Officer received an option to purchase 1,000,000 shares of common stock at an exercise price equal to the market value of the Company's common stock on the date of grant. Under the terms of the grant, (i) 90,900 shares were immediately exercisable; (ii) 227,275 options vest upon the closing of bridge financing of an amount greater than $1 million; (iii) 545,460 options vest upon the closing of additional financing of an amount greater than $5 million; and (iv) 136,365 options vest when the closing price of the Company's common stock is greater than $3.50 per share for five consecutive trading days.

Warrants:
---------
      As of September 30, 2006, there were 900,000 warrants outstanding that were issued to certain executive officers of the Company, all of which were fully vested at December 31, 2005. As of September 30, 2006, the warrants had a weighted-average exercise price of $.67, a weighted-average remaining contractual term of 3.2 years, and an aggregate intrinsic value of $300,500.

Expense
-------
      The Company recognizes expense using the straight-line prorated allocation method. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of the surrendered option. The Company has applied an annual forfeiture rate of 4% to all unvested options as of January 1, 2006. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest. As of September 30, 2006, there was $473,000 of total unrecognized compensation cost related to unvested share-based awards. That cost is expected to be recognized into expense over a weighted-average period of 1.1 years.

7. PREFERRED STOCK

      The Company has 2,000,000 shares of $0.001 par value preferred stock authorized, of which there were 259,426 and 0 Series A shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively.

                                                                            September 30,      December 31,
(In thousands)                                                                       2006              2005
-----------------------------------------------------------------------------------------------------------
Series A redeemable convertible preferred stock ( Note 8)                          $4,410              $  -
Less: unamortized discount related to warrants issued to investors and
bifurcated embedded derivative instruments (Note 5)                                (4,210)
-----------------------------------------------------------------------------------------------------------
Carrying amount                                                                    $  200              $  -
-----------------------------------------------------------------------------------------------------------

      On February 17, 2006, March 17, 2006 and April 17, 2006, the Company sold an aggregate of 200,456 Units of Series A Preferred Stock to several accredited investors (the "Investors") at a price of $17.00 per Unit. Each Unit consists of
(i) one share of the Company's Series A Preferred Stock, $.001 par value per share, and (ii) a Warrant to purchase five shares of the Company's Common Stock, par value $.001 per share, at an exercise price of $2.125 per share (the Series A Preferred Stock and the Warrant together "Securities"). The Securities were not registered under the Securities Act of 1933, as amended, or applicable state securities laws as of their dates of issuance. The Securities are subject to restrictions on transferability and resale and may not be transferred or resold except as permitted under the Securities Act of 1933, as amended, and applicable state securities laws, pursuant to registration or exemption from those laws. The proceeds received by the Company, net of $272,634 placement agent fees and $144,156 expenses incurred by the Company, were $2,991,147.

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

      The Series A Preferred Stock is subject to mandatory conversion into shares of common stock upon the earliest to occur of (a) the closing of the sale of shares of common stock to the public at a price of at least $5.00 per share, subject to anti-dilution adjustments, which results in at least $10 million of gross proceeds to the Company; (b) the consent of the majority of the holders of the then outstanding Series A Preferred Stock; or (c) the date upon which the closing sale price of the common stock exceeds $5.00 per share for twenty consecutive trading days. All of the outstanding shares of Series A Preferred Stock shall be redeemed by the Company at its original issue price of $4,410,427 plus accrued dividends in three annual installments commencing 270 days after receipt by the Company at any time on or after February 17, 2011 and prior to February 17, 2013, of written notice from the holders of a majority of the then outstanding shares of Series A Preferred Stock.

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

      Because the Series A Preferred Stock is not considered to be "conventional convertible preferred stock", the embedded conversion option is subject to the accounting requirements of EITF Issue 00-19. Because of the penalties we may have to pay under the Investor Rights Agreement, and the fact that the conversion price can be adjusted in certain circumstances, we are required by EITF 00-19 to bifurcate the embedded conversion option and account for it as a derivative instrument liability. This derivative instrument liability was initially valued, using the Black-Scholes options pricing model, at $10.64 - $13.59 per preferred share, attributable to three separate closing dates. It is then adjusted to fair value at the end of each subsequent period, with any changes in fair value charged or credited to income in the period of change. Refer to Note 5 for further information on the assumptions used in determining fair market value of the derivative instruments. The Company allocated the $2,340,374 fair value of the embedded conversion options and $916,796 of the $1,119,919 aggregate fair value of the 1,002,280 common stock purchase warrants issued to the investors in the February, March and April 2006 closings, to the $3,407,937 gross proceeds received, resulting in the recording of a $3,257,170 discount and an aggregate initial net carrying value of the preferred stock of $150,767. The net carrying value will be adjusted, through accretion of the discount, to $3,407,937 using the effective interest method over the 5.75 year period to the date the holders can redeem the shares for cash. The $203,123 difference between the fair value of the investor warrants and that which was allocated was immediately charged to additional paid-in capital, resulting from an excess in the calculated fair market value of the embedded conversion option and investor warrants in the April 2006 closing over the proceeds received in that closing.

      In connection with the above Series A Preferred Stock transactions, the Company issued to its placement agent warrants (the "Placement Agent Warrants")
(i) to purchase up to an aggregate of 150,335 shares of the Company's common stock at an exercise price of $2.125 per share and (ii) to purchase up to an aggregate of 30,067 shares of the Company's Series A Preferred Stock at an exercise price of $17.00 per share. The Placement Agent Warrants expire five years from issuance. In lieu of exercising the warrants with cash, the placement agent may elect to receive that number of shares of common stock or Series A Preferred Stock, as applicable, equal to the value of the warrant (or that portion being exercised) at the time of exercise. The Company also paid the placement agent a fee of $272,634 representing 8% of the gross proceeds. The placement agent fees, the $513,423 calculated fair value of the placement agent warrants and $144,156 of other transaction costs were charged to additional paid-in capital.

8. CONVERTIBLE NOTES

      On February 8, 2006, the Company issued a $1,000,000 Principal Amount Convertible Promissory Note (the "Sotomar Note") to Sotomar - Empreendimentos Industriais e Imobiliarios, SA (the "Holder") pursuant to a Convertible Note and Warrant Purchase Agreement (the "Purchase Agreement"). The proceeds received by the Company, net of an $80,000 placement agent fee and $6,909 of other expenses, were $913,091. Under the terms of the Sotomar Note, the outstanding principal, plus any accrued but unpaid interest thereon, shall automatically convert into shares of Series A Preferred Stock upon the sale of Series A Preferred Stock and warrants to purchase Common Stock to accredited investors in a private placement transaction pursuant to Regulation D (collectively, "Offered Securities") which produces at least $500,000 of aggregate gross proceeds to the Company (a "Preferred Offering"). As a result of the February 17, 2006 sale of Series A Preferred Stock to an accredited investor for $750,000, the Sotomar Note, together with $2,490 interest accrued thereon, converted into 58,970 shares of Series A Preferred Stock.

      In connection with the issuance of the Sotomar Note, the Holder received a warrant to purchase up to an aggregate 529,134 shares of the Company's common stock at an exercise price of $1.27 per share. The warrant expires ten years from issuance. In lieu of exercising the warrant with cash, the Holder may elect to receive that number of shares of common stock equal to the value of the warrant (or that portion being exercised) at the time of exercise. The warrants were valued using the Black-Scholes options pricing model, resulting in an $834,021 discount against the proceeds of the Sotomar Note. Because the exercise price and the number of shares are fixed, subject to normal anti-dilution adjustments, and the Company can deliver unregistered shares, the Company recorded the $834,021 directly to additional paid-in capital. Because the Series A Preferred Stock into which the Sotomar Note converted has the same characteristics as the other issued Series A Preferred Stock, the Company has bifurcated the embedded conversion option and is accounting for it as a derivative instrument liability, in the same manner as the other issued Series A Preferred Stock. Since the value of the embedded conversion option of $627,500 exceeded the net carrying value of the Sotomar Note of $168,469 at the date of conversion, the Company reduced the initial carrying value of the associated Series A Preferred Stock to zero and recorded an immediate charge to income of $459,031. The series A Preferred Stock will be accreted to its redemption value of $1,002,490 using the effective interest method and an estimated life to conversion of 5.3 years.

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

9. INTEREST EXPENSE

                                                        Three months ended      Nine months ended
                                                           September 30            September 30
                                                        ------------------      -----------------
(In thousands)                                            2006        2005        2006       2005
-------------------------------------------------------------------------------------------------
Interest expense on outstanding borrowings                 $45         $19        $121       $ 44
Amortization of deferred financing costs (1)                15          11          37         23
Amortization of discounts on convertible notes (2)          16          25          63         44
-------------------------------------------------------------------------------------------------
Total interest expense                                     $76         $55        $221       $111
=================================================================================================

(1) Consists of amortization of an imputed discount of $335,000 on warrants issued to the Laurus Master Fund Ltd. ("Laurus"), and amortization of a prepaid facility fee of $117,000 in connection with a revolving credit facility entered into with Laurus on March 31, 2005. These costs are included in deferred financing costs on the Consolidated Balance Sheet, and are being amortized to interest expense over the three-year term of the facility.
(2) Consists of (i) the write-off of a $18,127 discount recorded in valuing free-standing warrants issued in February 2006 in connection with a convertible note which was subsequently repaid in February (see Note 8); and (ii) amortization of discounts imputed in accounting for the Company's convertible revolving and minimum borrowing notes with Laurus (see
      Note 4).

10. SEGMENT INFORMATION

      Historically, the Company had operated in a single business segment, selling telecommunications equipment to businesses. During 2005, the Company formed OIPV and commenced activities related to the development of a new business segment which provides hosted carrier-based Voice over IP products and related network services to the small-to-medium business marketplace. The hosted VoIP business, presented below as the "IP Telephony Services" business segment, commenced sales operations in January 2006. Summarized financial information for the Company's reportable business segments for the three and nine months ended September 30, 2006 and 2005, is presented below. Geographic information is not presented because the Company does not operate outside of the United States. Corporate expenses consist primarily of compensation and benefits, costs associated with corporate governance and compliance, investor relations, and other shared general expenses not allocated to the business segments. There are no inter-segment sales.

      Business segment information as of and for the three months ended September 30, 2006 and 2005 is as follows:

                                   Telecom-       IP
                                 munication    Telephony
(In thousands)                    Equipment    Services     Corporate    Consol.
--------------------------------------------------------------------------------

2006:
Revenues                             $2,868       $   53        $   -   $ 2,921
Operating loss                         (833)      (1,248)        (340)   (2,421)
Depreciation and amortization
of property and equipment                38           23            -        61
Identifiable assets                   3,910          776          514     5,200
Capital expenditures                     19           51            -        70

2005:
Revenues                             $4,807       $    -        $   -   $ 4,807
Operating loss                         (145)        (243)        (258)     (646)
Depreciation and amortization
of property and equipment                24            1            3        28
Identifiable assets                   5,581          326          560     6,467
Capital expenditures                      1          301            -       302

      Business segment information as of and for the nine months ended September 30, 2006 and 2005 is as follows:

                                   Telecom-       IP
                                 munication    Telephony
(In thousands)                    Equipment    Services     Corporate    Consol.
--------------------------------------------------------------------------------

2006:
Revenues                            $10,475      $   115        $   -   $10,590
Operating loss                       (1,446)      (3,465)        (929)   (5,840)
Depreciation and amortization
of property and equipment                88           78            -       166
Identifiable assets                   3,910          776          514     5,200
Capital expenditures                     78          215            -       293

2005:
Revenues                            $11,699      $     -        $   -   $11,699
Operating loss                         (469)        (486)        (749)   (1,704)
Depreciation and amortization
of property and equipment                69            4            8        81
Identifiable assets                   5,581          326          560     6,467
Capital expenditures                     75          301            -       376

      The following table reconciles the totals reported for the operating loss of the segments to the Company's reported loss before income taxes:

                                               Three months ended       Nine months ended
                                                 September 30,            September 30,
                                              -------------------      -------------------
(In thousands)                                   2006        2005         2006        2005
------------------------------------------------------------------------------------------
Total segment operating losses                $(2,081)    $  (388)     $(4,911)    $  (955)
Unallocated amounts:
  Corporate expenses                             (340)       (258)        (929)       (749)
  Interest expense                                (76)        (55)        (221)       (111)
  Derivative instrument income (expense)          740      (1,949)       2,403      (1,662)
  Other income                                      5           3           20           7
------------------------------------------------------------------------------------------
Consolidated loss before income taxes         $(1,752)    $(2,647)     $(3,638)    $(3,470)
==========================================================================================

11. EMPLOYEE BENEFIT PLAN

      The components of the net periodic benefit cost included in the results of operations for the three and nine months ended September 30, 2006 and 2005 are as follows:

                                      Three months ended      Nine months ended
                                         September 30,          September 30,
                                      ------------------      -----------------
(In thousands)                          2006        2005        2006       2005
-------------------------------------------------------------------------------
Service cost                             $23         $21        $ 67       $ 64
Interest cost                             14          12          38         32
Recognized actuarial losses                2           1           6          6
-------------------------------------------------------------------------------
Net expense                              $39         $34        $111       $102
===============================================================================

12. ACQUISITION

      Effective July 3, 2006, the Company entered into an agreement with Rhyne Communications, Inc. (RCI"), Rhyne Capital Corporation ("RCC") and Mr. Henry Delgado (the sole owner of RCI and RCC) (collectively "Rhyne") (the "Agreement") to acquire certain fixed assets, telephone equipment, existing maintenance contracts, and vehicles. The purchase price consisted of (i) $15,000 cash for the acquired fixed assets, consisting primarily of computer equipment, office furniture and equipment; and (ii) 50,000 shares of restricted common stock which had a market value of $61,000 on the acquisition date. The acquired maintenance contracts, which have remaining terms of less than one year, have an annualized contract value of $94,000, of which $33,000 is billable by the Company through their current renewal dates. The Company additionally agreed to acquire vehicles currently being financed by Rhyne under installment notes with finance companies, with remaining terms ranging from 12-59 months, by agreeing to assume their remaining installment payments, which aggregated $61,717 at the date of acquisition. The purchase price was allocated as follows (dollars in thousands):

      Value of 50,000 shares issued at $1.22 per share     $ 61
      Cash paid for fixed assets                             15
                                                           ----
      Total fair value of purchase price                     76

      Assets Purchased:
        Property & equipment                               $ 15
        Vehicles                                             60
        Customer contracts                                   55
                                                           ----
        Total Assets Purchased                              130

      Liabilities Assumed:
        Principal amount-installment notes payable         $ 54
                                                           ----
        Total Liabilities Assumed                            54

      The Company entered into this Agreement in order to expand its direct installation and maintenance business. In connection with the Agreement, the Company entered into a two-year employment agreement with Mr. Delgado, and hired five former installation technicians of RCI. In addition, the Company agreed to an assignment of RCI's existing lease contract, pending approval by the landlord, for office space in Pine Brook, NJ, from which the Company will locate its installation and maintenance operations. Under the lease, the Company will be leasing 5,328 square feet of office space under a term expiring March 31, 2011. The monthly rental payments will range from $3,996 to $4,493 over the lease term. The Company is amortizing the assigned value of the customer contracts over a two-year period.

13. INCOME (LOSS) PER SHARE

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

                                                               Three months ended      Nine months ended
                                                                  September 30,          September 30,
                                                               ------------------      -----------------
                                                               2006         2005       2006        2005
                                                               -----        -----      -----       -----
Weighted-average securities excluded from the computation
 of diluted earnings (loss) per share (1):
  Employee stock options and warrants                          3,025        1,619      2,838       2,488
  Warrants issued to Laurus                                      500          122        500         335
  Laurus convertible debt                                        743          726        710         434
  Series A convertible preferred stock                         2,594            -      1,904           -
  Warrants for preferred and common shares issued in
   private placements                                          2,154            -      1,110           -
                                                               -----        -----      -----       -----
                                                               9,016        2,467      7,062       3,257
                                                               =====        =====      =====       =====

(1) These securities have been excluded because (i) their exercise or conversion prices were higher than the average market price during the period, or (ii) their inclusion would reduce net loss per share and, therefore, be anti-dilutive.

14. SUBSEQUENT EVENTS

      Financing Transactions:
      -----------------------

      On October 17, 2006, the Company and the Laurus Master Fund. LTD. ("Laurus") executed and entered into an Amendment and Forbearance Agreement, and related documents, pursuant to which among other things (a) Laurus was issued a Secured Demand Note, with interest accruing at prime plus 2%, for a principal amount of up to $1,000,000 (the "New Note") ) and a Common Stock Purchase Warrant to purchase up to a certain number of shares of the Company's common stock at $0.60 per share (the "New Warrant"); (b) the conversion price under the existing Secured Revolving Note and Secured Convertible Minimum Borrowing Notes previously issued to Laurus (the "Prior Notes"), as well as the exercise price for the previously issued Common Stock Purchase Warrant to Laurus dated March 31, 2005 to purchase up to 500,000 shares of Company's common stock (the "Prior Warrant), were each reduced to $.60 per share; (c) a Master Security Agreement (the "Master Security Agreement") granting Laurus security interest in all of the assets of the Company's and its wholly-owned subsidiary, OIPV Corp. (the "Subsidiary"); (d) two separate Stock Pledge Agreements each pledging all of the shares of common stock of the Subsidiary issued to the Company pursuant to the Master Security Agreement and the Security Agreement between the same parties dated March 31, 2005; and (e) Laurus agreed to forbear from exercising its rights with respect to certain events of default that may have occurred under its financing agreements with the Company and

OIPV Corp., until the earliest to occur of January 15, 2007 or the occurrence of a Forbearance Default, as defined in the Amendment and Forbearance Agreement.

      On October 18, 2006, the Company was advanced $500,000 under the New Note. Further advances under the New Note, up to an additional $500,000, are contingent upon the Company obtaining additional financing from other sources. In such event, Laurus may make additional advances of funds under the New Note (the "Additional Advances") in an aggregate amount equal to thirty-seven and one-half percent (37.5%) of the gross proceeds of such additional external financing provided, however, in the event the Company does not actually receive and retain in the aggregate at least 90% of the gross proceeds of such financing, then the Additional Advances shall not exceed an aggregate amount equal to thirty-seven and one-half percent (37.5%) of the net proceeds actually received and retained.

      Pursuant to the Amendment and Forbearance Agreement described above, the New Warrant allows Laurus to purchase the Company's common stock at $0.60 per share up to a number equal to 8,333.34 shares of Common Stock for each tranche of $10,000 funded by Laurus to the Company or its designee under the Secured Demand Note. The New Warrant also contains normal anti-dilution clauses in the event of stock splits or stock dividends, and provides registration rights with respect to the underlying equity securities to be equal to the registration rights of certain future investors in the Company.

      This transaction was completed in a private offering pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The New Warrant and its underlying securities were not registered under the Securities Act of 1933, as amended, or applicable state securities laws. The New Warrant and its underlying securities are subject to restrictions on transferability and resale and may not be transferred or resold except as permitted under the Securities Act of 1933, as amended, and applicable state securities laws, pursuant to registration or exemption from those laws.

      Conversion of the current aggregate principal amounts under the Prior Notes at the reduced fixed conversion price of $0.60 could result in the potential issuance of approximately 707,000 more shares of common stock than would have been issued under the pre-amendment fixed conversion prices.

      On November 8, 2006, the Company engaged the services of Wall Street Consulting, Inc. ("WSG") to act as investor and public relations counsel to the Company, In connection therewith, WSG will receive a cash fee of $7,500 per month, plus, for each full twelve month period that the agreement is in effect, WSG will be granted options to purchase as many shares of Company common stock as could be purchased for $100,000. Each option grant shall have a term of five years and an exercise price per share equal to the closing price of the Company's common stock on the date of grant.

Employment Agreement
--------------------

      On October 11, 2006, the Company executed an employment agreement with its Chief Financial Officer ("CFO") which includes the following: (i) the term of the agreement is from August 1, 2006 to December 31, 2006; (ii) the CFO's annual base salary was increased from $150,000 to $175,000; (iii) the grant of an option to purchase 50,000 shares of common stock at an exercise price equal to the closing market price of the Company's common stock on the date of grant; and
(iv) a retention bonus of $60,000 conditioned upon continued employment through December 31, 2006. The agreement also provides severance pay for the CFO during the term of the agreement under certain circumstances. Should the Company terminate the agreement without "cause", or in the event of a change in control of the Company, severance pay will equal three times the CFO's base salary, and an award of 50,000 stock options. Mr. LaVigne has notified the Company that he would not accept an extension of his employment agreement beyond its current term. On November 6, 2006, the Company engaged the services of Mr. Philip McTague as a consultant to the Company, reporting directly to the Chief Executive Officer, in order to provide a smooth transition of Mr. LaVigne's current responsibilities. Upon Mr. LaVigne's departure, Mr. McTague will be named "acting" CFO. In the capacity of acting CFO he will assume full responsibility for managing all day to day financial reporting of the company, management of the finance department employees, cash management and all Securities and Exchange (SEC) reporting consistent with the requirements of a CFO of a publicly traded company. He will also assist the Chief Executive Officer, as directed, in new financing efforts, negotiations with current creditors and existing borrowing relationships. The term of Mr. McTague's agreement is for three (3) months with three (3) three month renewals at the Company's option. On November 9, 2006, the Company's Audit Committee met to begin the process of identifying a successor to Mr. LaVigne.

15. COMMON STOCK TO BE ISSUED

      On September 15, 2006, the Company engaged the services of Stonegate Securities, Inc. ("Stonegate") to act as placement agent on a follow-on offering of securities of at least $10 million. Under the terms of the agreement, Stonegate, or its designee, was to receive 50,000 shares of restricted common stock upon execution of the agreement on September 15, 2006, and an additional 50,000 shares upon commencement of the offering solicitation. These shares have been valued at $112,000 based upon the market value of the Company's stock price at the time the terms of the agreement were agreed to. Included in Stockholders' Deficiency at September 30, 2006 was $56,000 representing the value of 50,000 shares which were earned by Stonegate as of that date. All 100,000 shares were issued in October 2006.

16. NEW ACCOUNTING PRONOUNCEMENTS

      In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140" ("SFAS 155"). This Statement amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155 (a) Permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (b) Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; (c) Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (d) Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (e) Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently reviewing the affect that adoption of this Statement will have on our financial position or results of operations.

      In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 applies to all voluntary changes in accounting for, and reporting of, changes in accounting principles. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principles unless it is not practical to do so. APB No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 will only affect our financial statements if we change any of our accounting principles. At this time, no such changes are contemplated.

      In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This Interpretation prescribes a "more-likely-than-not" recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will be required to adopt the provisions of FIN 48 beginning in fiscal 2008. The Company is currently assessing the impact of the adoption of FIN 48 on its Consolidated Financial Statements.

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company does not believe the adoption of SFAS 157 will have a material impact on its financial condition or results of operations. SFAS 157 is effective for the Company's fiscal year beginning January 1, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      The discussions set forth below and elsewhere in this Quarterly Report on Form 10-Q contain certain statements, based on current expectations, estimates, forecasts and projections about the industry in which we operate and management's beliefs and assumptions, which are not historical facts and are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("the Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "will be," "will continue," "will likely result," "anticipates," "seeks to," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar words, expressions or phrases of similar meaning. Our actual results could differ materially from those projected in the forward-looking statements as a result of certain risks, uncertainties and assumptions, which are difficult to predict. Many of these risks and uncertainties are described in Part II, Item 1A "Risk Factors". All forward-looking statements included in this document are based upon information available to us on the date hereof. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, other written or oral statements made or incorporated by reference from time to time by us or our representatives in this report, other reports, filings with the Securities and Exchange Commission ("SEC"), press releases, conferences, or otherwise may be forward-looking statements within the meaning of the Act.

RESULTS OF OPERATIONS

      Overview
      For the three months ended September 30, 2006, we reported a net loss of $1,753,000 or $(.42) per share, on revenues of $2,921,000. This compares with a net loss of $2,648,000 or $(.75) per share, on revenues of $4,807,000 reported for the three months ended September 30, 2005. The net loss in each quarterly period included non-cash derivative instrument income (expense) of $740,000 and $(1,949,000), respectively, primarily arising from decreases or (increases) in the fair market value of the Company's derivative financial instruments during these periods, as more fully described in Notes 1 and 5 of the Notes to Consolidated Financial Statements contained herein. The reported results for the three months ended September 30, 2006 and 2005 reflect operating losses of $2,421,000 and $646,000, respectively, of which approximately $1,248,000 and $243,000, respectively, is attributable to the operations of our wholly-owned subsidiary OIPV Corp. ("OIPV") as further described below.

      For the nine months ended September 30, 2006, we reported a net loss of $3,649,000 or $(.92) per share, on revenues of $10,590,000. This compares with a net loss of $3,478,000 or $(1.02) per share, on revenues of $11,699,000 reported for the nine months ended September 30, 2005. The net loss in each period included non-cash derivative instrument income (expense) of $2,403,000 and $(1,662,000), respectively, primarily arising from decreases or (increases) in the fair market value of the Company's derivative financial instruments during these periods, as more fully described in Notes 1 and 5 of the Notes to Consolidated Financial Statements contained herein. The reported results for the nine months ended September 30, 2006 and 2005 reflect operating losses of $5,840,000 and $1,704,000, respectively, of which approximately $3,465,000 and $486,000, respectively, is attributable to the operations of OIPV.

      As further described in our Annual Report on Form 10-K for the year ended December 31, 2005, and in Note 1- "Business Operations and Going Concern Issues" in the accompanying financial statements, we have taken several measures in attempts to turnaround our operating performance. The turnaround strategy was principally based upon trying to stabilize our legacy telecommunications equipment business ("Legacy Business") through building a larger and more highly qualified sales force and diversifying our product offerings and targeted customers, increasing our focus on the small-to-medium size business ("SMB") market along with continuing to serve our base of large, "Enterprise" customers, while at the same time developing an IP telephony services business in order to transition the Company's business model to a broader communications solutions provider. In January 2006, OIPV Corp became operational, offering carrier-based hosted IP telephony services along with network services nationwide. Its primary target is also the SMB market. Our efforts have not resulted in increased revenues in 2006 to date as compared to 2005, and revenue levels are currently not sufficient to cover the operating costs of each business segment. The operating losses that we are ncurring in OIPV's IP telephony business segment have been expected, as we are still in the development stage of this business as we continue its infrastructure buildout and product development and revenue-generation activities. This is an emerging growth company in a rapidly expanding new market, and it will take some additional time to ramp up to profitability. The operating losses that we are iincurring in the Legacy Business are primarily the result of reduced sales levels and gross profit margins attributable to increased competitive pressures in the telecommunications equipment market. Management's plans for the Legacy Business include seeking an acquisition or merger opportunity as a means to significantly grow this division's revenues and return it to profitability through consolidation economies in operating costs.

      As a result, the Company continues to be dependent upon its revolving credit facility and raising cash from private and public placements of debt and equity in order to fund its business and business development plans. These conditions raise substantial uncertainties about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as, and when, required, to generate sufficient operating revenue and ultimately to attain profitability.

      In order to finance our business turnaround and expansion plans, we increased our credit lines in March 2005, obtaining a $3 million credit facility from Laurus Master Fund Ltd., which replaced a $1.7 million credit facility. During 2006, the Company raised approximately $4 million of additional capital through offerings of convertible debt and preferred stock to unaffiliated private investors. This new capital has been used to continue the build out and national deployment of our IP telephony products and services, and to fund our 2006 operating losses. Significant amounts of additional external financing, however, will be required in order to sustain current operations and further develop OIPV's IP telephony business to the operating levels anticipated by management. For additional information on our financial condition and management's operating and financing plans, refer to Notes 1 and 14 of the accompanying Notes to Consolidated Financial Statements, and to the Liquidity and Capital Resources section which follows.

      Additional information on our results of operations and financial condition for the three and nine ended September 30, 2006 follows below.

      Revenues

                                    Three months ended       Nine months ended
                                       September 30,           September 30,
                                    ------------------      -------------------
(In thousands)                        2006        2005         2006        2005
-------------------------------------------------------------------------------
Equipment:
End-user equipment sales            $2,209      $3,739      $ 7,925     $ 9,273
Equipment sales to resellers           115         151          345         305
-------------------------------------------------------------------------------
Total equipment sales                2,324       3,890        8,270       9,578
-------------------------------------------------------------------------------

Services:
  Installations                        421         652        1,614       1,311
  Other services                        24          12           68          60
  IP telephony services                 50           -           90           -
-------------------------------------------------------------------------------
  Total services                       495         664        1,772       1,371
Other revenue                          102         253          548         750
-------------------------------------------------------------------------------
Total services and other revenue       597         917        2,320       2,121
-------------------------------------------------------------------------------
Consolidated revenues               $2,921      $4,807      $10,590     $11,699
-------------------------------------------------------------------------------

Revenues by business segment:
Telecommunications Equipment        $2,868      $4,807      $10,475     $11,699
IP Telephony Services                   53           -          115           -
-------------------------------------------------------------------------------
Consolidated revenues               $2,921      $4,807      $10,590     $11,699
-------------------------------------------------------------------------------

      Equipment Sales. End user equipment sales for the three months ended September 30, 2006 decreased by $1,530,000 or 41% from the comparable 2005 period. The decrease consisted of a $2,291,000 or 85% decrease in systems sales, partly offset by a $761,000 or 72% increase in parts sales. End user equipment sales for the nine months ended September 30, 2006 decreased by $1,348,000 or 15% over the comparable 2005 period, as a result of a $2,082,000 decrease in system sales, partly offset by a $734,000 increase in parts sales. A portion of the decline in system sales for the three and nine-month periods was attributable to an unusually large sale to a single customer in 2005, which accounted for $574,000 and $1,075,000, respectively of the period-over-period decline. The telecommunications equipment business has become extremely price-competitive, especially among the larger businesses. Equipment has become more of a "commodity" business and less of a "value-added" business, and has therefore become more prone to price-shopping by customers. This situation has affected our sales levels, and we expect that this business environment will continue. Since March 2005, we have increased our focus on capturing more market share in the small-to-medium - sized business ("SMB") marketplace in order to generate incremental equipment sales revenues. Although overall equipment sales revenues have declined from the prior year levels, we have experienced significant sales growth in the SMB sector in both the current quarter and nine-month periods as compared to last year.

      Services revenue for the three months ended September 30, 2006 decreased by $169,000 or 25% from the comparable 2005 period, attributable to a $230,000 decrease in the legacy telecommunications business installation revenues, of which $168,000 was attributable to a single customer as referred to above, partly offset by $50,000 of hosted and network service revenues generated by OIPV, and an $11,000 increase in other provided services. Services revenue for the nine months ended September 30, 2006 increased by $401,000 or 29% over the comparable 2005 period, attributable to a $303,000 increase in the Legacy Business's installation revenues, $90,000 of hosted and network service revenues generated by OIPV and an $8,000 increase in other provided services. An increase or decrease in installation revenues, however, does not always coincide with the reported increase or decrease in system sales since installations may occur in different periods than the related system sale.

      Other revenue for the three months ended September 30, 2006 decreased by $151,000 or 60% from the comparable 2005 period, primarily attributable to a $127,000 decrease in commissions earned on Avaya maintenance contract sales. Other revenue for the nine months ended September 30, 2006 decreased by $202,000 or 27% from the comparable 2005 period, primarily attributable to a $200,000 decrease in commissions earned on Avaya maintenance contract sales. In the sale of Avaya maintenance contracts, the Company receives a one-time commission, and all of the equipment service obligations are borne entirely by Avaya.

      Cost of Revenues and Gross Profit. Total cost of revenues for the three months ended September 30, 2006 was $2,440,000, a decrease of $1,128,000 or 32% from the comparable 2005 period. The gross profit for the three months ended September 30, 2006 was $481,000, a decrease of $758,000 or 61% from the comparable 2005 period. As a percentage of revenue, the consolidated gross profit margin was 16% for the third quarter of 2006, compared to 26% for the comparable 2005 period. Total cost of revenues for the nine months ended September 30, 2006 was $8,153,000, a decrease of $217,000 or 3% from the comparable 2005 period. The gross profit for the nine months ended September 30, 2006 was $2,437,000, a decrease of $892,000 or 27% from the comparable 2005 period. As a percentage of revenue, the consolidated gross profit margin was 23% for 2006, compared to 28% for the comparable 2005 period.

Gross profit by business segment is as follows (in thousands):

                                      Three months ended    Nine months ended
                                         September 30,        September 30,
                                      ------------------    -----------------
                                       2006        2005      2006       2005
                                      -----       ------    ------     ------
Telecommunications Equipment:
  Gross profit                        $ 582       $1,239    $2,696     $3,329
  Percent of segment revenues            20%          26%       26%        28%
                                      -----       ------    ------     ------
IP Telephony Services:
  Gross profit (loss)                 $(101)           -    $ (259)         -
  Percent of segment revenues(1)          -            -         -          -
                                      -----       ------    ------     ------
Consolidated:
  Gross profit                        $ 481       $1,239    $2,437     $3,329
  Percent of consolidated revenues       16%          26%       23%        28%
                                      =====       ======    ======     ======

(1)   The percentage is less than 0% in all periods presented.

      The consolidated gross profit margin was adversely impacted by a $101,000 and $259,000 negative gross profit recorded by the IP Telephony Services business segment ("OPIV") during the three and nine months ended September 30, 2006, respectively. OIPV, which commenced sales operations in January 2006, has not currently generated sufficient revenues to cover its network operating costs.

      Gross Profit Margins on Equipment Sales. For the three months ended September 30, 2006, the consolidated gross profit margin on equipment sales was 22% compared to 26% in 2005. For the nine months ended September 30, 2006, the gross profit margin on equipment sales was 26% compared to 28% in 2005. The decrease in both periods was attributable to lower profit margins on end user parts sales, partly offset by higher margins on systems sales. Profit margins on system sales were higher than last year due in part to increased sales to the SMB marketplace at higher average profit margins than we generate from sales to large, "Enterprise level" companies. The telecommunications equipment business has become extremely price-competitive, especially among the larger businesses. Equipment has become more of a "commodity" business and less of a "value-added" business, and has therefore become more prone to price-shopping by customers, which has had a negative impact on profit margins. We expect that this business environment will continue.

      Gross Profit Margins on Services Revenue. The consolidated gross profit margin on services revenue was 2% for the three months ended September 30, 2006 compared with 25% in the comparable 2005 period. The 2006 profit margin included a 33% profit margin generated by the Legacy Business, compared to 25% in the prior year period. The improved current year profit margins generated by the Legacy Business was attributable to higher margins on installation services, which was primarily attributable to the implementation of a direct installation workforce, thereby reducing the Company's use of subcontractors. The consolidated gross profit margin also included a negative profit margin recorded by OIPV, which. incurred $101,000 of hosted and network service costs in excess of its realized revenues during this period, which represented its third quarter of sales operations.

      The consolidated gross profit margin on services revenue was 11% for the nine months ended September 30, 2006 compared with 34% in the comparable 2005 period. The 2006 profit margin included a 36% profit margin generated by the Legacy Business, compared to 34% in the prior year period. The improved current year profit margin generated by the Legacy Business was attributable to higher margins on installation services, which was primarily attributable to the implementation of a direct installation workforce, thereby reducing the Company's use of subcontractors. The consolidated gross profit margin also included a negative profit margin from OIPV, which incurred $261,000 of hosted and network service costs in excess of its realized revenues during 2006.

      OIPV's hosted and network service costs, which include its network operations center, facility costs, fees paid to third-party carriers, and depreciation of its network equipment and licenses, currently provide "excess capacity", and as such will continue to have a negative impact on the Company's profit margins until such time as the volume of business generated exceeds these costs.

      Gross Profit Margins on Other Revenues. The gross profit margin on other revenues was 64% and 78%, respectively during the three and nine months ended September 30, 2006, compared with 84% and 86% during the comparable prior year period. Other revenue primarily consists of one-time commissions earned on the sale of Avaya maintenance contracts which generate a 100% profit margin. The decrease in gross profit margin in each current period resulted from lower sales of these maintenance contracts.

      Other Cost of Revenues. Other cost of revenues consists of product handling, purchasing and facility costs and expenses incurred by the Legacy Business. They represented approximately 5% and 3% of equipment revenues during the three months ended September 30, 2006 and 2005, respectively, and 4% of equipment revenues during the nine months ended September 30, 2006 and 2005.

      Selling, General and Administrative ("SG&A") Expenses.

      Three months ended September 30, 2006:
      SG&A expenses for the three months ended September 30, 2006 were $2,902,000, an increase of $1,017,000 or 54% from the comparable 2005 period. SG&A expenses for the three months ended September 30, 2006 were 99% of revenues, compared to 39% of revenues in 2005. Approximately $915,000 of the increase in SG&A expenses were incurred by, or allocated to, OIPV. The growth in OIPV's SG&A expenses is primarily attributable to the continued, planned buildout of OIPV's sales, marketing and operations support infrastructure and associated facilities costs, as further described below. The remaining $102,000 increase was attributable to the Legacy Business and unallocated corporate expenses, as further described below.

      Sales and marketing expenses accounted for $429,000 of the increase in SG&A for the three months ended September 30, 2006, of which $505,000 was incurred by OIPV, attributable to compensation and expenses in the buildout to date of its sales and marketing team. This was partly offset by a $76,000 decrease in sales and marketing expenses incurred by the

Legacy Business, attributable to lower sales commissions. The Company recorded $31,000 of non-cash stock option expense from the implementation of the accounting requirements of SFAS 123R, as further described in Note 6 - Stock-Based Compensation.

      General and administrative expenses accounted for $588,000 of the increase in SG&A for the three months ended September 30, 2006, of which $410,000 of the increase was directly incurred by, or allocated to, OIPV, related to the continuing buildout of its operations and administrative support infrastructure including compensation of management and administrative personnel, office rent and related expenses associated with its national operations center in Denver, Colorado, costs associated with the outsourcing of its billing operations, insurance, business travel and depreciation. The remaining $178,000 increase in G&A was attributable to the Legacy Business and unallocated corporate expenses, and primarily consisted of compensation increases and increased legal fees in connection with the Company's financing activities. The increase in SG&A includes $121,000 of non-cash stock option expense as referred to above.

      Nine months ended September 30, 2006:
      SG&A expenses for the nine months ended September 30, 2006 were $8,277,000, an increase of $3,244,000 or 64% from the comparable 2005 period. SG&A expenses for the nine months ended September 30, 2006 were 78% of revenues, compared to 43% of revenues in 2005. Approximately $2,741,000 of the increase in SG&A expenses were incurred directly by, or allocated to, OIPV. The growth in OIPV's SG&A expenses is primarily attributable to the continued, planned buildout of OIPV's sales, marketing and operations support infrastructure and associated facilities costs, as further described below. The remaining $503,000 increase was attributable to the Legacy Business and unallocated corporate expenses, as further described below.

      Sales and marketing expenses accounted for $1,546,000 of the increase in SG&A for the nine months ended September 30, 2006, of which $1,332,000 of the increase was incurred by OIPV, attributable to compensation and expenses in the buildout to date of its sales and marketing team. The remaining $214,000 increase was incurred by the Legacy Business, primarily attributable to compensation associated with its sales and sales support team. The increase in sales and marketing expenses includes $113,000 of non-cash stock option expense.

      General and administrative expenses accounted for $1,698,000 of the increase in SG&A for the nine months ended September 30, 2006, of which $1,409,000 of the increase was directly incurred by, or allocated to, OIPV, related to the continuing buildout of its operations and administrative support infrastructure including compensation of management and administrative personnel, office rent and related expenses associated with its national operations center in Denver, Colorado, costs associated with the outsourcing of its billing operations, insurance, business travel and depreciation. The remaining $209,000 increase in G&A expenses was attributable to the Legacy Business and unallocated corporate expenses, and primarily consisted of increased compensation, and increased legal, accounting and investor relations fees. The increase in general and administrative expenses includes $222,000 of non-cash stock option expense as referred to above. Included in general and administrative expense in 2005 was $84,000 of expense related to the early termination of the Company's credit facility with BACC.

      We expect our SG&A expenses to increase as we continue the infrastructure development and deployment of OIPV.

      Other Income (Expense). Other income (expense) for the three and nine months ended September 30, 2006 was $669,000 and $2,202,000, respectively, compared with $(2,001,000) and $(1,766,000), respectively, for 2005. The principal components of other income (expense) are as follows.

      Interest Expense:

                                                    Three months ended      Nine months ended
                                                          September 30           September 30
                                                    ------------------      -----------------
(In thousands)                                      2006          2005      2006        2005
---------------------------------------------------------------------------------------------
Interest expense on outstanding borrowings           $45           $19      $121         $ 44
Amortization of deferred financing costs              15            11        37           23
Amortization of discounts on convertible notes        16            25        63           44
---------------------------------------------------------------------------------------------
Total interest expense                               $76           $55      $221         $111
=============================================================================================

      The increase in interest expense on outstanding borrowings was primarily attributable to higher average borrowing levels and interest rates under the Company's credit facilities. Amortization of deferred financing costs consists of (i) the amortization of a $335,000 imputed discount on warrants issued to Laurus and (ii) the amortization of a $117,000 prepaid facility fee in connection with the Laurus revolving credit facility entered into March 31, 2005. These costs are included in deferred financing costs on the Consolidated Balance Sheet, and are being amortized to interest expense over the three-year term of the facility. Amortization of discounts on convertible notes primarily consists of amortization of the imputed discount on the Laurus Minimum Borrowing Note and Revolving Note (see Note 4). Discounts imputed in accounting for the Company's convertible notes and warrants issued to the Laurus Master Fund pursuant to this credit facility, are being amortized to interest expense over their term using the effective interest method.

      Derivative instrument income (expense). The Company recorded derivative instrument income of $740,000 and $2,403,000 during the three and nine months ended September 30, 2006, respectively, from a reduction in the calculated fair market value of derivative instrument liabilities arising from its 2006 private placements of convertible debt, convertible Series A preferred stock and associated common and preferred stock warrants, as well as from its Laurus convertible notes and issued free-standing warrants. The Company recorded derivative instrument expense of $(1,949,000) and $(1,662,000) during the three and nine months ended September 30, 2005, respectively, from derivative instrument liabilities arising from its Laurus convertible notes and issued free-standing warrants. The recording of derivative instrument expense resulted from an increase in the calculated fair market value of such derivative instrument liabilities from their inception to the end of each reporting period due to increases in the market value of the Company's common stock. These "mark-to-market" adjustments are non-cash, with no impact on liquidity.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company had a working capital deficiency of $2,471,000 ($2,036,000 excluding non-cash derivative instrument liabilities).at September 30, 2006, compared o a deficiency of $568,000 ($183,000 excluding non-cash derivative instrument liabilities) at December 31, 2005. Working capital at September 30, 2006 and December 31, 2005 included a respective $435,000 and a $385,000 non-cash derivative instrument liability related to the Company's convertible revolving credit facility which was recorded in current liabilities.

      Operating activities used $3,736,000 during the nine months ended September 30, 2006, compared to using $958,000 in the comparable 2005 period. Net cash used by operating activities in 2006 consisted of a net loss of $3,649,000 plus non-cash items credited to income aggregating $1,673,000, and net cash generated by changes in operating assets and liabilities of $1,586,000. The non-cash items included $2,403,000 of net unrealized gains arising from the net decrease in value of the Company's derivative instrument liabilities, as more fully presented in Notes 1 and 5. Net cash generated by changes in operating assets and liabilities included an $829,000 increase in accounts payable, accrued expenses and other current liabilities, as the Company extended its vendor payment cycle to conserve cash, and an $801,000 decrease in accounts receivable. The operations of OIPV accounted for approximately $3.2 million of the use of cash from operating activities, primarily attributable to a $3.4 million operating loss for the current nine-month period.

      Investing activities used $230,000 during the nine months ended September 30, 2006, compared to $320,000 in 2005. Net cash used by investing activities in 2006 consisted of $215,000 of capital expenditures and $15,000 paid in connection with the acquisition of certain assets of Rhyne. Net cash used by investing activities in 2005 consisted of capital expenditures. Capital expenditures during 2006 were principally for the purchase of network equipment and software in connection with OIPV's continuing build-out of its IP telephony platform, and for computer and office equipment. Pursuant to our loan agreement with Laurus, we may obtain external financing on capital expenditures of up to $500,000 in any fiscal year period before requiring Laurus's prior approval.

      Financing activities provided $4,069,000 during the nine months ended September 30, 2006, principally from net proceeds of $3,904,000 from private placements of a convertible note and Series A preferred stock. .

      The Company continues to experience negative cash flows from operations, as the Company has not been generating sufficient cash flow to cover the operating costs of both our Legacy Business and OIPV. We are highly dependent upon our revolving credit facility with Laurus, and raising cash from private and public placements of debt and equity securities in order to fund our business operations. During the nine months ended September 30, 2006, the Company raised approximately $3.9 million from private placements of a convertible note and Series A preferred stock, which has since been used for working capital needs. Significant amounts of additional external financing will be required in order to sustain current operations and to further develop OIPV's IP telephony business to the operating levels anticipated by management. At a Special Meeting of the Stockholders of the Company, held December 16, 2005, the Company received shareholder approval to conclude one or a series or combination of private offerings to investors of the Company's Securities, and a secondary offering to the public of Common Stock, in the range of approximately $6,000,000 to $26,000,000 (exclusive of any securities which may be sold upon exercise of any over-allotment options).

      During the period January through April of 2006, the Company completed several private placements of convertible debt and equity securities, raising approximately $3.9 million, for use in its current business and the working capital requirements of OIPV. Refer to Notes 7 and 8 of the Notes to Consolidated Financial Statements contained herein, for a description of the material terms of these financing transactions. To summarize:

      o On January 30, 2006, the Company issued a $400,000 Convertible Promissory Note and a Warrant to purchase 22,047 shares of common stock to an affiliate of the placement agent, pursuant to a Convertible Promissory Note and Purchase Agreement. This note was subsequently repaid in full, with interest, on February 8, 2006.

      o On February 8, 2006, the Company issued a $1,000,000 Principal Amount Convertible Promissory Note (the "Sotomar Note") to Sotomar - Empreendimentos Industriais e Imobiliarios, SA (the "Holder") pursuant to a Convertible Note and Warrant Purchase Agreement (the "Purchase Agreement") of even date. The proceeds received by the Company, net of $80,000 placement agent fees and $6,909 of expenses, amounted to $913,091. Pursuant to the terms of the Sotomar Note, as a result of the sale of Units described below, on February 17, 2006 the Sotomar Note, together with interest accrued thereon, converted into 58,970 shares of Series A Preferred Stock.

      o On February 17, 2006, March 17, 2006 and April 17, 2006 the Company sold an aggregate of 200,456 Unit shares of Series A Preferred Stock to several accredited investors (the "Investors") at a price of $17.00 per Unit. Each Unit consists of (i) one share of the Company's Series A Preferred Stock, $.001 par value per share, and (ii) a Warrant to purchase five shares of the Company's Common Stock, par value $.001 per share, at an exercise price of $2.125 per share (the Series A Preferred Stock and the Warrant together "Securities"). The proceeds received by the Company, net of $272,634 placement agent fees and $144,156 expenses incurred by the Company's placement agent, were $2,991,071.

      As of September 30, 2006 the Company's borrowing availability under the revolving loan portion of the Laurus credit facility was $296,000. As further described in Note 14, on October 17, 2006, the Company and Laurus executed and entered into an Amendment and Forbearance Agreement, and related documents, pursuant to which among other things Laurus was issued a Secured Demand Note for a principal amount of up to $1,000,000 (the "New Note") and a Common Stock Purchase Warrant to purchase up to a certain number of shares of Company's common stock at $0.60 per share. On October 18, 2006, the Company was advanced $500,000 under the New Note. Further advances under the New Note, up to an additional $500,000, are contingent upon the Company obtaining additional financing from other sources.

      On September 7, 2006, the Company engaged the services of C.P. Baker Securities, Inc., the securities firm previously used in the above-described private placements, to assist the Company in securing up to $3 million in bridge financing. On September 15, 2006, the Company engaged the services of Stonegate Securities, Inc. ("Stonegate") to act as placement agent on a follow-on offering of securities of at least $10 million. In connection therewith, Stonegate received 100,000 shares of common stock in October.

      On November 8, 2006, the Company engaged the services of Wall Street Consulting, Inc. ("WSG") to act as investor and public relations counsel to the Company, In connection therewith, WSG will receive a cash fee of $7,500 per month, plus, for each full twelve month period that the agreement is in effect, WSG will be granted options to purchase as many shares of Company common stock as could be purchased for $100,000. Each option grant shall have a term of five years and an exercise price per share equal to the closing price of the Company's common stock on the date of grant.

      No assurances can be given that we will continue to be successful in raising sufficient amounts of cash through securities offerings, since they are dependent upon, among other factors, the market conditions prevailing during the offering periods. We cannot give any assurances that we will be able to find any investors on a timely basis or, if so, whether the terms of any such transaction will be advantageous to us. In the event that we are successful in negotiating an agreement with one or more investors, it is likely that we will be required to issue a significant number of shares of Common Stock, or other securities convertible or exercisable into shares of Common Stock, which would result in very significant dilution to our present stockholders. In order to conclude such additional financing, we may also need to demonstrate improved operating performance. If the Company is unable to raise sufficient additional funds, it will have to develop and implement a plan to reduce overhead and conserve cash until sufficient additional capital is raised. For additional information, refer to Note 1, "Business Operations and Going Concern Issues".

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The proposals voted upon at the Company's Annual Meeting of Stockholders, held July 13, 2006, along with the voting results, are presented below. The results include voting rights associated with 193,997 shares of Series A Preferred Stock present at the annual meeting, each share of which representing ten common equivalent shares of common stock.

      (1) Election of Directors: All nominees were elected: The results of the balloting were as follows:

                                                Votes             Votes
                Nominees                         For            Withheld
                ------------------------      ---------         --------
                Jean-Marc Stiegemeier         5,321,013           32,385
                George J. Taylor, Jr.         5,320,267           33,131
                Harold L. Hanson              5,327,383           26,015
                Hugh M Taylor                 4,879,208          474,190
                Joseph J. Kelley              4,878,873          474,525
                Ronald P. Pettirossi          5,328,355           25,043

                Series A Preferred Stock
                Designated Director:
                Christopher L. Rafferty       1,939,970(a)             0

(a) represents common equivalent voting shares from the 193,997 Series A Preferred Stock shares voted for.

      (2) Ratification of the appointment of Carlin, Charron & Rosen LLP as independent auditors of the Company for the year ending December 31, 2006: The proposal was approved with 5,342,701 votes for, 9,694 votes against and 1,003 abstentions.

      (3) Approval of an amendment to the Company's 2002 Stock Option Plan to increase the number of shares of Common Stock available for grants and awards from 2,300,000 to 3,300,000: The proposal was approved with 3,233,055 votes for, 365,349 votes against and 2,385 abstentions.

      (4) Approval of an amendment to the Company's Certificate of Incorporation to change the corporate name of the Company from "Farmstead Telephone Group, Inc." to "One IP Voice, Inc.": The proposal was approved with 5,302,165 votes for, 46,359 votes against and 4,874 abstentions.

ITEM 5. OTHER INFORMATION

      On October 13, 2006 Mr. Nevelle R. Johnson notified the Company of his resignation from the position of Executive Vice President of the Company. Mr. Johnson's responsibilities include the re-direction and growth of the Company's legacy telecommunications equipment business, including management of that division's direct sales force. Mr. Johnson's resignation shall become effective on January 11, 2007.

ITEM 6. EXHIBITS:

      The following documents are filed as Exhibits to this Quarterly Report on Form 10-Q:

      10.1 Agreement dated September 7, 2006 between One IP Voice, Inc. and C.P. Baker Securities, Inc.

      10.2 Placement Agency Agreement dated September 15, 2006 between One IP Voice, Inc. and Stonegate Securities, Inc.

      10.3 Agreement dated October 11, 2006 between One IP Voice, Inc. and Robert G. LaVigne

      10.4 Consulting agreement dated November 3, 2006 between One IP Voice, Inc. and Mr. Philip McTague

      10.5 Agreement dated November 8, 2006 between One IP Voice, Inc. and Wall Street Consultants, Inc. Agreement [clean up language]

      10.6 Agreement dated September 8, 2006 between One IP Voice, Inc. and ScanSource, Inc.

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

                                       ONE IP VOICE, INC.


Dated: November 17, 2006               /s/ Jean-Marc Stiegemeier
                                       ----------------------------------------
                                       Jean-Marc Stiegemeier
                                       Chief Executive Officer, President


Dated: November 17, 2006               /s/ Robert G. LaVigne
                                       ----------------------------------------
                                       Robert G. LaVigne
                                       Executive Vice President,
                                       Chief Financial Officer